Form 10-K
period 2006-12-31
Sensata Technologies B.V.
filed 2007-03-22
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139739

SENSATA TECHNOLOGIES B.V.

(Exact Name of Registrant as Specified in Its Charter)

THE NETHERLANDS	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-979-450
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Corporation Service Company 1177 Avenue of the Americas, 17th Floor New York, New York 10001	(800) 221-0770
(Name and Address, Including Zip Code, of Agent for Service)	(Telephone Number of Agent for Service)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

8% Senior Notes due 2014 9%

Senior Subordinated Notes due 2016

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer   ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of March 12, 2007, 180 shares of common stock were outstanding.

PART I

ITEM 1.	BUSINESS

Introduction

In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission. You can read these documents at www.sec.gov. Additional information about us is available at our principal Internet address, www.sensata.com.

History

The reporting company is Sensata Technologies B.V., a private company with limited liability incorporated under the laws of The Netherlands, which we refer to as “Sensata.” Sensata is an indirect, wholly owned subsidiary of Sensata Technologies Holding B.V., a private company with limited liability incorporated under the laws of The Netherlands, which we refer to as “Parent.” Parent and Sensata are companies established by funds associated with Bain Capital Partners, LLC to facilitate the acquisition of the sensors and controls business, or “S&C Business,” of Texas Instruments Incorporated, or “TI.”

Unless the context otherwise indicates, as used in this report, the terms “we,” “us,” “our,” the “Company” and similar terms mean (a) prior to April 27, 2006, the S&C Business and (b) on and after April 27, 2006, Parent and its consolidated subsidiaries.

On April 27, 2006, or the “Closing Date,” Sensata acquired the S&C Business from TI, pursuant to an Asset and Stock Purchase Agreement, dated as of January 8, 2006. As a result of this transaction, investment funds associated with or designated by Bain Capital Partners, LLC and CCMP Capital Asia Ltd., or collectively, the “Sponsors,” currently indirectly own over 99 percent of the common stock of Sensata. We refer to the acquisition of the S&C Business as the “Acquisition.” We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition and to pay related transaction fees and expenses, as the “Transactions.” The “Successor period ended December 31, 2006” refers to the period from April 27, 2006 to December 31, 2006 and the “Predecessor period ended April 26, 2006” refers to the period from January 1, 2006 to April 26, 2006. The Predecessor period also includes the fiscal years ended December 31, 2005 and 2004. The term “Successor” refers to us following the Acquisition and the term “Predecessor” refers to us prior to the Closing Date.

Overview

We design, manufacture and market a wide range of customized, highly-engineered sensors and controls. We operate as two global business units: Sensors and Controls. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete and that we have developed our strong market position due to our technological expertise, long-standing customer relationships, broad product portfolio and competitive cost structure. Our sensors business is a leading manufacturer of a variety of sensors used in automotive, commercial and industrial products. Our sensors products include pressure sensors and switches, as well as position, force and acceleration sensors. Our acquisition of the First Technology Automotive and Special Products (“FTAS”) business from Honeywell International Inc. in December 2006 added steering position and crash switch devices to our portfolio of products. Our controls business is a leading manufacturer of a variety of engineered controls used in the industrial, aerospace, military, commercial and residential markets. Our controls products include motor and compressor protectors, HVAC controls, circuit breakers, precision switches and thermostats, arc-fault circuit protectors and semiconductor burn-in test sockets. We market our controls products primarily under the Klixon® brand.

We are a global business with a diverse revenue mix. We have significant operations around the world, and we generated approximately 50.0 percent and 52.2 percent of our net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively, outside the Americas. In addition, our largest customer accounted for approximately 8.2 percent of our net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, and our ten largest customers contributed a total of 41.1 percent and 44.3 percent of our net revenues during these periods, respectively. Across end-markets, 30.5 percent and 30.3 percent of our net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively, was derived from the non-North American automotive market. We derived 20.5 percent and 17.8 percent for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively, from the North American automotive market, with the remainder accounted for by appliances/HVAC (18.2 percent for the period April 27, 2006 to December 31, 2006 and 19.9 percent for the period January 1, 2006 to April 26, 2006), industrial (14.1 percent and 15.1 percent, respectively), heavy vehicle/off road (7.0 percent and 7.5 percent, respectively), and other (9.7 percent and 9.4 percent, respectively). Within many of our end-markets, we are a significant supplier to most or all major original equipment manufacturers, or “OEMs,” reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths

Leading Market Positions and Established Customer Relationships. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. We are also the primary supplier of sensors and controls products to most of our customers, and in many cases the sole supplier of one or more products. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, and competitive cost structure. The long development lead times and embedded nature of our products provides for close collaboration with customers throughout the design and development phase of the customers’ products.

Leadership Position in Growing Applications. We have pursued a strategy of selectively choosing attractive applications and geographies in which to apply our technology platforms and market our products. We believe increased regulation of safety and emissions, a growing emphasis on energy efficiency and consumer demand for new features have led to sensor growth rates that have exceeded fundamental growth in many of the related end-markets. On the HVAC and appliance side, consumer demand in more mature markets is supplemented by growth in Asia, driven by a combination of increased use of offshore manufacturing by major OEMs and the expansion of local markets.

Scaleable, Tailored Portfolio of Highly-Engineered Products for Critical Applications. Most of our products are highly-engineered, critical components in expensive systems, many of which are essential to the proper functioning of the product in which they are incorporated. As a result, performance, reliability, and the level of customization/integration with the underlying system—all areas of our competitive strength and focus—are among the critical factors in customer selection. We also believe that our strategy of leveraging our technology platforms across multiple applications allows us to provide products that are customized for each individual application in which they are incorporated.

High Switching Costs and Significant Barriers to Competitive Entry. The technology-driven, highly-customized and integrated nature of our products requires customers to invest heavily in certification and qualification over a one- to two-year period to ensure proper functioning of the underlying system. This process, often mandated by government agencies and/or required by OEMs, significantly raises the switching costs for customers once a particular sensor or control has been designed and installed. Therefore, sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. As a result, new suppliers generally must demonstrate a long track record of reliability, performance and quality control, as well as the scale and resources to support the customer’s product evolution.

Global Business with Diverse Revenue Mix. We believe that our broad product portfolio and global reach reduces our dependence on any particular market or customer. Non-Americas revenue accounted for approximately 50.0 percent and 52.2 percent of net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively. We also serve a diverse mix of customers in the automotive, HVAC and appliances, industrial, aerospace and defense, and other end-markets. Our products are ultimately used by substantially all global automotive OEMs, providing us with a balanced customer portfolio and protecting us against shifts in market share between different OEMs. Our sensor products are used across most automotive platform types, including sedans, SUVs and light trucks, and we are not materially impacted by changes in consumer demand for different platform types. We did not rely on any single customer for more than 8.2 percent of total revenues for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, and our ten largest customers contributed a total of 41.1 percent and 44.3 percent of our net revenues during these periods, respectively.

Competitive Cost Manufacturer with Global Asset Base. We believe that our global scale and leading market position provide us with a cost advantage over many of our competitors, and this scale, combined with our cost- focused approach, has created what we believe is one of the lowest cost positions in the industry. We have achieved our current cost position through a continuous process of migration to best-cost manufacturing locations, transformation of our supply chain to best-cost sourcing, and ongoing productivity-enhancing initiatives. Since the early 1990’s, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the U.S., Australia, Canada, Italy and The Netherlands to lower-cost countries including China, Mexico and Malaysia, and we also added a manufacturing facility in the Dominican Republic as a result of our acquisition of FTAS. We continue to increase our use of local suppliers based in these new locations. Our international operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings.

Significant Revenue Visibility. We believe that both our sensors and controls businesses provide us with significant visibility into new business opportunities. The products that incorporate our sensors and controls typically have long development cycles, up to three years in the case of automobiles, which we believe gives us significant visibility into our customers’ plans for existing and new applications. We also derived the majority of our fiscal 2006 net revenue from customers for which we were the sole or primary supplier of sensors or controls, providing us with confidence that these customers will continue to employ our products for their applications. In addition, substantially all of our products are used in applications that are government-mandated, required for the proper functioning of the product or are included as standard options in the case of certain automotive applications. This has reduced the risk that end-users will not opt for the applications, which has increased the visibility of our future revenues.

Experienced Management Team. Our senior management team has significant collective experience both within our business and in working together managing our business. To ensure continuity and smooth transitions within the organization structure, succession planning has been a priority and all key managers have appointed successors. In connection with the Acquisition, our management and Bain Capital have agreed to arrangements designed to ensure that incentives are aligned to continue to achieve profitable growth. We have historically operated as part of TI, which provided us with many services required by us for operation of our business. We are now required to either perform these services ourselves or to arrange for substitute services from others.

Business Strategy

Our strategy consists of five key elements:

Product Innovation and Expansion Into Growing Applications. We intend to continue to collaborate closely with customers to improve our current line of products already incorporated into our customers’ products and to identify and develop new technologies and products that can be incorporated into our customers’ products from an early stage. In addition, we intend to focus on new applications that will help us secure new business and drive long-term growth. Emerging growth applications for sensors typically lack incumbent competitors, providing an opportunity to define the dominant application technology. Our strategy is to target these new applications early in the development cycle by leveraging our strong customer relationships, strong engineering capability and competitive cost position.

Develop and Strengthen Customer Relationships. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing customers as well as given us the experience and market exposure to attract new customers. A key strategic focus for us is to further reinforce and expand our customer relationships to provide the foundation for future growth and stability. The implementation of business centers near our customers’ facilities and the continued close collaboration between our and our customers’ engineering staffs are two important components of this strategy.

Build on Low-Cost Position. We intend to continue to focus on managing our costs and increasing our productivity. These ongoing efforts have included migrating our manufacturing to best-cost producer, or “BCP,” regions, transforming the supply chain to best-cost sourcing and aggressively pursuing ongoing productivity improvements. We will seek to significantly reduce materials and manufacturing costs for key products by focusing on our design-driven cost initiatives. As we enter new applications, we believe leveraging our core technology platforms will continue to give us economies of scale advantage in research and development and manufacturing.

Continue to Pursue Attractive Strategic Acquisitions. Subject to general economic conditions, we intend to continue to opportunistically pursue selective acquisitions, joint ventures and divestitures to enhance our asset mix and competitive position in the sensors industry. We intend to concentrate on opportunities that we believe will present attractive risk-adjusted returns.

Recruiting, Retaining and Developing Talent. The employee talent in our organization is a critical differentiator for us. Global recruitment and retention of that talent is very important in enabling our business to meet its goals. To achieve that we have focused on building our corporate brand through numerous global university events, community events and advertising campaigns. We provide a variety of learning and development opportunities that enable our employees to grow their careers inclusive of formal and informal technical, product, project management and leadership development. Additionally, we use an extensive network for our global recruiting that also includes employee referral programs. Our compensation and benefits programs are highly competitive and reward the achievement of results. Everyday our management team focuses on activities and behaviors that enable us to attract and retain our talent.

Sensors Business

Overview

Our sensors business is a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches, position, force and acceleration sensors. Our sensors business accounted for approximately 62.2 percent of our net revenue and contributed $131.5 million of our profit from operations before restructuring charges, stock compensation expenses and certain corporate expenses not associated with the operations of the segment for the period April 27, 2006 to December 31, 2006, 59.5 percent of our net revenue and contributed $54.1 million of our profit from operations before restructuring charges, stock compensation expenses and certain corporate expenses not associated with the operations of the segment for the period January 1, 2006 to April 26, 2006 and accounted for approximately 58.2 percent of our fiscal year 2005 net revenue and $157.4 million of our profit from operations before restructuring charges, stock compensation expenses and certain corporate expenses not associated with the operations of the segment in fiscal year 2005. Our sensors are used in a wide variety of applications including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle and off-road applications. We derive most of our sensors revenues from the sale of medium and high pressure sensors, and we believe that we are the leading global manufacturer of sensors for most of our targeted applications. Our sensors business delivered approximately 110 million units during fiscal 2006. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier I suppliers. Our products are ultimately used by substantially all global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which helps to protect us against shifts in market share between different OEMs. In 2006, our sensors business was either the sole source or primary source to our customers for the majority of our sensors net revenue. We are also diverse across geographies, deriving approximately 49 percent of our sensors revenues in 2006 from outside the Americas. Our portfolio of automotive sensors was enhanced by our acquisition of FTAS through the addition of steering position and crash switch devices.

Products

We offer the following products:

Product	Key Applications	Key End-Markets

Pressure Sensors	Air-conditioning Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive HVAC Industrial Heavy Vehicle/Off-Road Marine

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Position Sensors	Transmission Shift-on-fly 4WD Steering	Automotive HVAC Industrial

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive

Crash Switches	Cabin comfort and safety	Automotive

Technology, Product Development and Intellectual Property

We employ various core technologies across many different product families and applications, in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage our technology-specific expertise across multiple product platforms. Our current core technologies include the following:

•

Disc: Electromechanical technologies include mono-metal snap-acting discs used in pressure switches and sliding contact, controlled continuity sensing for position sensors. This technology has been deployed across the automotive market for use in climate, transmission and steering systems.

•

Ceramic Capacitive: This technology is the foundation for a significant percentage of our current product revenue. The inherent media compatibility of ceramic, linear characteristics of capacitive sensing and innovative packaging techniques developed by our sensor business are the basis for a product portfolio with differentiated performance and cost across a wide pressure range (atmospheric to 4,000 psi) and across the spectrum of fluids and gases.

•

MSG: The microfused strain gauge (“MSG”) technology used by the sensor business is utilized in applications requiring hermetic embedded sensing and very high pressure ranges. The high strength substrate and use of piezoresistive silicon strain elements coupled with proprietary self-diagnosing application-specific integrated circuits (“ASICs”) have provided a competitive advantage in high growth applications such as automotive electronic stability, fuel rail sensing and automotive and industrial fuel cells. MSG is also the platform for the sensor business’ growth initiative in force sensing.

•	MOS: Metal oxide silicon, an emerging technology, is used in gas sensing, where it provides superior selectivity and response time compared to other technologies in the marketplace.

We believe that continued focused investment in research and development activities are critical to our future growth and maintaining our leadership position. Our research and development efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. Many of the industries in which we compete are subject to rapid technological developments, evolving industry standards, changes in customer requirements and new product introductions and enhancements. As a result, our success depends in part on our ability, on a cost-effective and timely basis, to continue to enhance our existing products and to develop and introduce new products that improve performance and meet customers’ operational and cost requirements. We may be unable to successfully develop products to address new customer requirements or technological changes, and products we develop may not achieve market acceptance.

We operate a global network of business centers worldwide that allows us to develop new sensing technologies, improve existing technologies and customize our sensors to the particular needs of our customers. Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have been awarded over 450 patents across the sensors and controls businesses, many of which protect specific functionality in our sensors, but others of which consist of processes or techniques that result in reduced manufacturing costs. For example, we own a set of signal conditioning patents that allow us to calibrate our sensors in a manner that we believe is more cost effective than the method used by our competitors. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Additionally, we do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses on commercially reasonable terms that may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operation.

In addition to these core technologies, we invest significant resources to tailor products to meet customer application requirements. We coordinate our technology research and development efforts through Centers of Expertise facilities that are designed to maintain a critical mass of expertise and intellectual capital in the core technologies and leverage that knowledge across our entire sensors business.

Customers

Our customer base in the sensors business includes a wide range of OEMs and Tier I suppliers in each of the automotive, industrial and commercial end markets. We derived approximately 50 percent of our top 10 customer sensor revenue in 2006 from sales to customers with which we have had a relationship for more than 20 years.

Competition

We encounter significant competition in many of our markets and this competition will likely intensify in the future. Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Bosch and Denso which are in-house, or captive, providers, and Honeywell, IEE and Schneider, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya and Schneider. Many of our primary competitors are established companies that may not be as highly leveraged as us and may otherwise have substantially greater financial, managerial, technical, marketing and other resources than we do.

Sales and Marketing

We believe that the integrated nature of sensor products, as well as their long sale cycle and high initial investment required in customization and qualification, put a premium on the ability of sales and marketing professionals to develop strong customer relationships and identify new marketing opportunities. To that end, our sales and marketing staff consists of an experienced, technically knowledgeable group of professionals with extensive knowledge of the end-markets and key applications for our sensors.

We believe that the technical and market knowledge of our sales team provides us with an advantage over most of our competitors. Our sales team works closely with our dedicated research and development teams to identify products and solutions for both existing and potential customers. Our sales and marketing function within our sensors business is organized into three regions—America, Europe and Asia—but also organizes globally across all geographies according to end-market, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the sensors market. Our sales and marketing team also is a key component of our new worldwide business centers, which are strategically located facilities in each of our three regions designed to provide a global support infrastructure to our customers, both through sales and marketing support and technical assistance in product customization and research and development and new products.

Controls Business

Overview

Our controls business accounted for approximately 37.8 percent of our net revenue and contributed $82.6 million of our profit from operations before restructuring charges, stock compensation expenses and certain costs not associated with the operations of the segment for the period April 27, 2006 to December 31, 2006, approximately 40.5 percent of our net revenue and contributed $39.6 million of our profit before restructuring charges, stock compensation expenses and certain costs not associated with the operations of the segment for the period January 1, 2006 to April 26, 2006 and accounted for approximately 41.8 percent of our fiscal year 2005 net revenue and contributed $114.9 million of our profit from operations before restructuring charges, stock compensation expenses and certain corporate expenses not associated with the operations of the segment in fiscal year 2005. Our controls business manufactures and markets a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, precision switches and thermostats, arc-fault circuit protectors, and semiconductor burn-in test sockets. In addition, we believe our acquisition of FTAS enhanced our existing customer relationships and motor protector and circuit breaker product offerings. We delivered approximately 870 million units during 2006, substantially all of which were marketed under the Klixon® brand. Our controls are sold into industrial, aerospace, military, commercial, residential and automotive end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are the leading manufacturer worldwide of controls in the key applications we target. In 2006, our controls business was either the sole source or primary source to our customers for the majority of our controls net revenue. We are also diverse across geographies deriving 54 percent of our controls net revenue in 2006 from outside the Americas.

Our controls business also benefits from strong agency relationships. A number of electrical standards for motor control products, including the Underwriters’ Laboratory (UL) code, have been written based on the exact performance and specifications of our controls products. We also have blanket agency approval for many of our control products, so that customers can use Klixon® products interchangeably, but are required to receive agency certification for their own products if they decide to incorporate competitive motor protection offerings. We believe this has acted as a significant competitive differentiator and has dramatically increased switching costs.

We attribute much of our recent growth in this business to an expanded presence in Asia, particularly China. Our Asian operations were well-positioned to capture much of the transplant business of our multinational customers as they relocated manufacturing operations to China, and we are now working to leverage this market position, with our brand recognition to develop new relationships with a number of high-growth local Chinese manufacturers. We also have completed a migration in our worldwide manufacturing operations to what our management believes is a lower-cost manufacturing footprint, all while continuing to pursue improvements in productivity and product quality.

Products

We offer the following products:

Product	Key Applications	Key End-Markets
Motor Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Arc fault detectors	Air-conditioning Small/large appliances Lighting Industrial motors DC motors Residential

Precision Products	Circuit breakers Switches Thermostats Arc fault detection	Commercial aircraft Military Heavy vehicle/Off-Road Marine/Industrial

Interconnection	Burn-in test sockets (BITS)	Semiconductor equipment

Technology, Product Development and Intellectual Property

Most of our research and development initiatives in the controls segment are incremental in nature and are focused on improving the performance, design, and cost of our core product portfolio. However, as in our sensors business, many of our customers require us to perform significant levels of customization, calibration or specialized product packaging, and we invest significant resources in these activities. In addition, we invest in new technology platforms that expand our product portfolio and drive future revenue growth. We have been awarded over 450 patents across the sensors and controls businesses, many of which protect specific functionality in our controls products, but others of which consist of processes or techniques that result in reduced manufacturing costs. We believe that the patents we developed related to our Arc Shield™ product are particularly valuable to us, and provide us with a key competitive advantage in this emerging technology area.

The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Additionally, we do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses on commercially reasonable terms that may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operation.

Customers

Our customers in the controls business include a wide range of industrial and commercial OEM and Tier I manufacturers across multiple end-markets, but primarily consist of OEMs in the climate control, appliance, semiconductor and aerospace industries, as well as Tier I motor and compressor suppliers. In 2006, our controls business was either the sole source or primary source to our customers for the majority of our controls net revenue. We derived approximately 87.7 percent of our top 10 customer control revenue for 2006 from sales to customers with which we have had a relationship for more than 20 years.

Competition

We encounter significant competition in many of the markets for our controls products and we expect this competition to intensify, including from new competitors in low-cost emerging markets such as China. The motor controls market is characterized by a number of smaller, fragmented players who compete primarily in specific end-markets or applications. The key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier I manufacturer customer have also increasingly become a basis for competition. Our primary competitors in the basic AC motor protection market include Chinese manufacturers, Desheng, ChwenDer and Auone, as well as South Korean manufacturer, Hanbec.

The OEM customer base in the precision controls market consists primarily of major aerospace and defense companies, and is concentrated geographically, located primarily in North America and Europe. The principal competitive factors in the precision controls market are strength of technology, ability to provide custom solutions and ability to scale production, as well as product quality and reliability. Most of our key competitors in this segment are divisions of large multi-industrial organizations, including Cutler Hammer, a division of Eaton Corporation, and Crouzet, a division of Schneider Electric, in aircraft circuit breakers; Honeywell in aircraft switches and thermostats; and Bussman, a division of Cooper Electric, in heavy and off-road thermal circuit breakers. Many of our primary competitors in this segment are established companies that many not be as highly leveraged as us and may otherwise have substantially greater financial, managerial, technical, marketing and other resources than we do.

The key competitive factors in the interconnection controls market are product quality and reliability, as well as quality of customer service and quick turn-around time on new chip designs, although, like in the motor controls market, manufacturers in certain segments also compete primarily on the basis of being a low-cost supplier. Our largest competitors in the interconnection business are Yamaichi Electronics and Enplas Corporation, both of which have an extensive product portfolio, strong technological capabilities and close relationships with customers. Recently, competitors such as Foxconn Electronics Inc. and Tyco Electronics Corp. have entered the market as low-cost manufacturers competing primarily on the basis of price.

Sales and Marketing

We seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Klixon® and Arc Shield™ brands, in order to deepen our relationships with existing customers and develop new customers across all end markets. Our sales and marketing staff consists of an experienced group of professionals located in key geographic markets. Our international presence and sales and marketing helps us better serve our global OEM and Tier 1 customers. Our 2004 acquisition of the Changheng motor protection business provided us with a strong Chinese sales infrastructure and a network of existing local customer relationships that can support our continuing efforts to grow our Asian operations. In geographic and product markets where we lack an established base of customers, we rely on third-party distributors to sell our controls products.

Employees

As of December 31, 2006, we had approximately 6,400 employees, approximately 20 percent of whom are located in the U.S. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain foreign jurisdictions, for example Holland, are covered under collective bargaining agreements. We also employ a contract employee strategy in multiple locations in order to absorb cyclical variations in manufacturing volume. As of December 31, 2006, we had approximately 3,700 contract employees on a worldwide basis. We believe that our relations with our employees are good.

Environmental Matters and Governmental Regulation

Our operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations.

TI has been designated by the U.S. Environmental Protection Agency (EPA) as a Potentially Responsible Party (PRP) at a designated Superfund site in Norton, Massachusetts, regarding wastes from the Company’s Attleboro operations. The EPA has issued its Record of Decision, which describes a cleanup plan estimated to cost $43.0 million. The Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34.0 million. EPA expects a PRP group to undertake the remaining remediation, and has indicated that at least 14 PRPs will be requested to participate. As of December 31, 2005, the S&C Business had an accrued liability of $2.3 million for this remediation. In accordance with the terms of the purchase agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

In 2001, TI was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI is one of over 50 companies notified of potential cleanup liability. In accordance with the terms of the purchase agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

Control Devices, Inc. (CDI), a wholly-owned subsidiary of our U.S. operating subsidiary acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (GTE), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other.

We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products require an individual validated license to be exported to certain jurisdictions. The length of time involved in the licensing process varies and can result in delays in the shipping of products.

These laws and regulations are subject to change, and any such change may require us to improve technology or incur expenditures to comply with such laws and regulations.

ITEM 1A. RISK	FACTORS

Our historical financial information may not be representative of our results as a separate company or indicative of our future financial performance.

Our historical financial information for each of the “Predecessor” periods included in this filing have been derived from the consolidated financial statements of TI, which owned our business during each of the “Predecessor” periods. This financial information relies on assumptions and estimates that relate to the ownership of our business by TI and, as a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future, because:

•	costs reflected in this filing may differ from the costs we would have incurred had we operated as an independent, stand-alone entity for all the periods presented;

•	we have made certain adjustments and allocations since TI did not account for us as, and we were not operated as, a single, stand-alone business for the periods presented; and

•	the information does not reflect certain changes that will occur in our operations as a result of our separation from TI.

Accordingly, our historical results of operations may not be indicative of our future operating or financial performance.

We may experience difficulties operating as a stand-alone company.

We have historically operated as part of TI, which provided us with many services required by us for the operation of our business. TI has been contractually obligated to provide us with certain transitional services. As these agreements expire, we are required to perform these services ourselves or to arrange substitute services from others. If we are unable to implement substitute arrangements in a timely manner, on terms that are favorable to us, or at all, our business, financial condition and results of operations would be adversely affected. The economic terms of the new arrangements may be less favorable than the arrangements with TI, which may have a material adverse effect on our business, results of operations and financial condition. Furthermore, we may experience an inability to build-out the corporate infrastructure necessary to operate as a stand-alone company.

We no longer receive capital contributions from TI or have access to its assets or borrowing power. We may not be able to raise additional funds when needed for our business or to exploit opportunities.

Prior to the consummation of the Transactions, our primary sources of financing were from TI. TI no longer has any obligation to provide any additional financing to us and we no longer have access to the borrowing capacity, cash flow or assets of TI. Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets we participate in.

We may need to raise additional funds to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of debt would result in increased expenses and could include covenants that would further restrict our operations. We have not made arrangements to obtain additional financing. We may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

We are subject to financial reporting and other requirements for which our accounting and other management systems and resources may not be adequately prepared.

We are now subject to the periodic reporting or other information requirements of the Securities Exchange Act of 1934 (the “Exchange Act”), including the filing with the SEC of quarterly and annual reports on Forms 10-K and 10-Q and current reports on Form 8-K. The indentures governing the terms of the Company’s Senior Notes and Senior Subordinated Notes also contain financial reporting covenants, and there are additional reporting requirements in Luxembourg and The Netherlands. These reporting and other obligations place significant demands on our management, administrative and operational resources, including our accounting resources. We will need to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff, and we are in the process of addressing these issues. However, if we are unable to upgrade our systems, implement additional financial and management controls, reporting systems and procedures and hire additional accounting and finance staff in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to SEC registrants could be significantly impaired.

Although we have not yet completed our evaluation of our internal control over financial reporting with respect to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we have identified certain “material weaknesses” in our internal controls.

In connection with the preparation of our consolidated and combined financial statements for the period April 27, 2006 to December 31, 2006 and our quarterly report to the holders of the notes for that period, management assessed the existence and overall effectiveness of internal control over financial reporting and related disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our internal controls were not operating effectively as of December 31, 2006 due to material weaknesses (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), which were identified and communicated to us and our audit committee by our independent registered public accounting firm. We are addressing these deficiencies by expanding and enhancing our existing systems of internal control over financial reporting, including financial closing, consolidations, and financial reporting. In addition, we continue to recruit additional personnel with appropriate financial expertise and experience. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Existing regulations will also require our management to assess the effectiveness of our internal control over financial reporting under Section 404 by the end of fiscal year 2007 and report the results together with the filing of our 2007 annual report on Form 10-K. We may experience higher than anticipated operating expenses which will include independent registered public accounting firm fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404.

Until our new systems are in place and our finance organization has more experience utilizing the systems and more experience operating as a stand-alone company, it will be more difficult for us to comply with Section 404 and prepare accurate financial statements in a timely manner. In addition, if we are unable to implement these changes effectively or efficiently, our operations may suffer and we may be unable to obtain an attestation on internal control from our independent registered public accounting firm as required under the

Sarbanes-Oxley Act for our fiscal year 2008. This, in turn, could have a materially adverse impact on trading prices for our securities, including the notes, and adversely affect our ability to access the capital markets.

We may not be able to successfully complete the implementation of our own Information Technology (IT) systems without disrupting our business

We have historically used, and continue to use under a transition services agreement, IT services provided by TI. In 2007, we plan to cease usage of TI’s IT services and implement a company-wide IT system using third party providers. If we are unsuccessful in implementing this system our business may be disrupted and our business, financial condition and results of operations could be adversely affected. We have the option to stay on TI’s IT services through April 2008.

We incur increased costs as a result of being a stand-alone company.

As a stand-alone company, we incur legal, accounting and other expenses that we did not incur as a wholly owned subsidiary of TI, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Exchange Act, requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented recently by the SEC. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these rules and regulations will make it more difficult and more expensive for us to obtain directors and officers’ liability insurance. During the “Predecessor” periods, TI allocated expenses and other centralized operating costs to the S&C Business. The allocated costs included in our historical financial statements for the “Predecessor” periods could differ from amounts that would have been incurred by us if we operated on a stand-alone basis and are not necessarily indicative of costs to be incurred in the future. To the extent that these expenses exceed our estimates, our liquidity and results of operations may be adversely affected.

Our businesses operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low cost, particularly in markets where low-cost country-based suppliers, primarily China with respect to the controls business, have entered our markets or increased their sales in our markets by delivering products at low cost to local OEMs. Some of our competitors have greater sales, assets and financial resources than we do. In addition, many of our competitors in the automotive sensors market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for the products we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.

Fundamental changes in the industries in which we operate could adversely affect our businesses.

Our products are sold to automobile manufacturers and manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, lighting, aerospace and industrial markets. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. Any significant economic decline that results in a reduction in automotive production or in the sales of any of the other products manufactured by our customers that use our products, could have a material adverse effect on our results of operations. This may be more detrimental to us in comparison to our competitors due to our significant debt levels. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

Continued pricing pressures from our customers may adversely affect our business.

Many of our customers, including automotive manufacturers and other industrial and commercial OEMs, have policies of seeking price reductions each year. Recently, many of the industries in which our products are sold have suffered from unfavorable pricing pressures in North America and Europe, which in turn has led manufacturers to seek price reductions from their suppliers. Our significant reliance on these industries subjects us to these and other similar pressures. While the precise effects of such instability on the industries in which we operate are difficult to determine, price reductions could impact our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements.

We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses.

We generated approximately 50.0 percent and 52.2 percent of our net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively, outside the Americas, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.

A portion of our revenues and expenses and receivables and payables are denominated in currencies other than U.S. dollars. We are therefore subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. In our combined and consolidated financial statements, we remeasure certain local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period (for purposes of reporting statements of operations data) or the exchange rate at the end of that period (for purposes of reporting balance sheet data). During times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables through certain foreign legal systems, exposure to possible expropriation or other government actions, unsettled political conditions and possible terrorist attacks against American interests. These and other factors may have a material adverse effect on our non-U.S. operations and therefore on our business and results of operations.

We may not realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders or for which we are currently engaged in development.

Our ability to generate revenues from sensors and controls subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. As a result, in some cases we have no remedy if a customer chooses to purchase less than we expect, while in other cases customers do make minimum volume commitments to us, but our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products the customer does purchase from us or renegotiating other contract terms and there is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances, subject in some cases to a “break-up” fee that helps us defray our initial investment. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from sensors and controls relating to existing customer awards or product development relationships may not result in firm orders for the same amount from customers. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes are significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers; however, for certain raw materials or components we may be dependent on sole source suppliers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of the production.

Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the qualify of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition which affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including silver, copper and nickel and no single raw material used in the manufacture of our products constituted more than 5 percent of our cost of revenue during fiscal 2005 and fiscal 2006. We generally purchase raw materials at spot prices (except where we have enforceable long-term supply contracts) and generally do not hedge our exposure to price changes. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

Non-performance by our suppliers may adversely affect our operations.

Because we purchase various types of raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective.

Labor disruptions or increased labor costs could adversely affect our business.

As of December 31, 2006, we had approximately 6,400 employees, of whom approximately 20 percent were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Employees in certain foreign jurisdictions, for example Holland, are covered under collective bargaining agreements. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

We depend on third parties for certain transportation, warehousing and logistics services.

We rely primarily on third parties for transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, requiring sophisticated warehousing, logistics and other resources. If any of the countries from which we transport products were to suffer delays in exporting manufactured goods, or if any of our third-party transportation providers were to fail to deliver the goods we manufacture in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of our raw materials could not be delivered to us in a timely manner, we may be unable to manufacture our products in response to customer demand.

A material disruption at one of our manufacturing facilities could harm our financial condition and operating results.

If one of our manufacturing facilities were to be shut down, or certain of our manufacturing operations within an otherwise operational facility were to cease production unexpectedly, our revenue and profit margins would be adversely affected. Such a disruption could be caused by a number of different events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	fires, floods, earthquakes or other catastrophes;

•	labor difficulties; or

•	other operational problems.

In addition, most of our manufacturing facilities are located outside the United States. Serving a global customer base requires that we place more production in emerging markets to capitalize on market opportunities and maintain our best-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad also may be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.

We may not be able to keep up with rapid technological and other competitive changes affecting our industry.

The sensors and controls markets are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. Changes in competitive technologies may render certain of our products less attractive or obsolete, and if we cannot anticipate changes in technology and develop and introduce new and enhanced products on a timely basis, our ability to remain competitive may be negatively impacted. The success of new products depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change, which result in unpredictable product transitions, shortened life cycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products to market.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We may be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM manufacturer may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. Our costs associated with providing product warranties could be material.

We may not be able to protect our intellectual property, including our proprietary technology and the Klixon® brand.

Our success will depend to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. While we have been issued patents and have registered trademarks with respect to many of our products, if we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. We also cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. It is also possible that third parties may have or acquire licenses for other technology or designs that we may use or wish to use, so that we may need to acquire licenses to, or contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information, as well as brand names such as the Klixon® brand under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies or the Klixon® brand, our sales could be materially adversely affected.

We may be subject to claims that our products or processes infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes or prevent us from selling our products.

Although it is our intention to avoid infringing on or otherwise violating the intellectual property rights of others, third parties may nevertheless claim that our processes and products infringe on their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages and could be prevented from selling some or all of our products. We may also be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially reengineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer or rename our products successfully. This could prevent us from selling some or all of our products.

We may be adversely affected by environmental and safety regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries. We cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. While our costs to defend and settle these claims in the past have not been material, we cannot assure you that this will remain so in the future.

Our ability to operate our company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

Future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

In the future we intend to grow by making acquisitions or entering into joint ventures or similar arrangements. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, any future acquisitions of businesses or facilities could entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.

Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. These commitments may impair the operation of our businesses. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness.

We may also seek to restructure our business in the future by disposing of certain of our assets. For example, the terms of the notes allow us to dispose of our controls business and use the proceeds to either repay indebtedness, including the notes, or make limited restricted payments to our stockholders, subject to certain conditions (including satisfying certain pro forma leverage ratios). There can be no assurance that any restructuring of our business will not adversely affect our financial position, leverage or results of operations. In addition, any significant restructuring of our business will require significant managerial attention which may be diverted from our operations and may require us to accept non-cash consideration for any sale of our assets, the market value of which may fluctuate.

Taxing authorities could challenge our allocation of taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. While our transfer pricing methodology is based on economic studies which we believe are reasonable, the price charged for products, services and financing among our companies could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

Tax laws to which we are subject could change in a manner adverse to us.

Tax laws are subject to change in the various countries in which we operate. While such future changes could be favorable, they could also be unfavorable and result in an increased tax burden to us.

We have recorded a significant amount of goodwill and other identifiable intangible assets, which may become impaired in the future.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including patents and trademarks. Goodwill and other net identifiable intangible assets were approximately $2.6 billion as of December 31, 2006, or 77.6 percent of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.4 billion as of December 31, 2006, or 42.8 percent of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the date of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. We are subject to financial statement risk in the event that goodwill or other identifiable assets become impaired.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under the credit agreement governing our senior secured credit facility and the indentures governing the notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of the senior secured credit facility and the indentures permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of December 31, 2006, we had $123.8 million available for additional borrowing under our new revolving credit facility. In addition, neither the senior secured credit facility nor the indentures prevent us from incurring obligations that do not constitute indebtedness as defined in those documents, or prevent our unrestricted subsidiaries from incurring any obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, or future borrowings under our senior secured credit facility or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness, including the notes, or to fund our other liquidity needs, including capital expenditure requirements. We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. If we complete additional acquisitions, our debt service requirements could also increase. For the successor period April 27, 2006 through December 31, 2006, our cash flow from operations was $129.9 million. During the last five years, our cash flow from operations has never exceeded $186.5 million. See Item 6, “Selected Financial Data.” A substantial portion of our indebtedness, including all of our indebtedness under our senior secured credit facility, bears interest at variable rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness, including the notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our senior secured credit facility and the notes, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

Restrictive covenants in our senior secured credit facility and the indentures governing the notes may restrict our ability to pursue our business strategies.

Our senior secured credit facility and the indentures governing the notes limit our ability, among other things, to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends or make distributions in respect of our capital stock or make certain other restricted payments or investments;

•	repurchase or redeem capital stock;

•	sell assets, including capital stock of restricted subsidiaries;

•	agree to limitations on the ability of our restricted subsidiaries to make distributions;

•	enter into transactions with our affiliates;

•	incur liens;

•	guarantee indebtedness;

•	designate unrestricted subsidiaries;

•	enter into new lines of business; and

•	engage in consolidations, mergers or sales of substantially all of our assets.

In addition, our senior secured credit facility includes other and more restrictive covenants and restricts our ability to prepay our other indebtedness, including the notes, while borrowings under our senior secured credit facility remain outstanding. The senior secured credit facility will also require us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

The restrictions contained in the indentures and the senior secured credit facility could:

•	limit our ability to plan for or react to market conditions or meet capital needs or otherwise restrict our activities or business plans; and

•	adversely affect our ability to finance our operations, strategic acquisitions, investments or alliances or other capital needs or to engage in other business activities that would be in our interest.

Our failure to comply with the covenants contained in the credit agreement governing our senior secured credit facility or our other debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

Our credit agreement requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to adjusted EBITDA and a minimum ratio of adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, our credit agreement and the indentures governing the notes require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under our senior secured credit facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our senior secured credit facility and prevent us from making payments on the senior subordinated notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations under the notes in such an event.

Forward-looking statements

This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Item IA. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	our ability to operate as a stand-alone company, including our ability to raise additional funds when needed;

•	competition in our markets;

•	fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls;

•	continued pricing pressure from our customers;

•	our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards;

•	our ability to develop and implement technology in our product lines;

•	our ability to protect our intellectual property and know-how;

•	our exposure to claims that our products or processes infringe on the intellectual property rights of others;

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	fluctuations in foreign currency exchange and interest rates;

•	the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws;

•	fluctuations in the cost and/or availability of manufactured components and raw materials;

•	non-performance by our suppliers;

•	litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us;

•	labor costs and disputes;

•	our dependence on third parties for certain transportation, warehousing and logistics services;

•	our ability to attract and retain key personnel;

•	material disruptions at any of our manufacturing facilities;

•	risks associated with future acquisitions, joint ventures or asset dispositions;

•	the possibility that our controlling shareholder’s interests will conflict with ours or yours;

•	risks associated with our substantial indebtedness, leverage and debt service obligations; and

•	risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements attributable to Sensata or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report in “Item 1A. Risk Factors.”

ITEM 1B. UNRESOLVED	STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy 11 principal manufacturing facilities and business centers totaling approximately 1,868,000 square feet, with the majority devoted to research and development, manufacturing and assembly. Of our principal facilities, approximately 971,000 square feet are owned and approximately 897,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current and planned operational requirements. We lease approximately 430,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. We will continue to lease space in TI’s Malaysia facility for up to 36 months following the closing date of the Transactions as we transition operations from TI’s Malaysia facility to our new facility located in Kuala Lumpur, Malaysia. The Company’s Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd) has recently closed on the agreement for the purchase of our new Malaysia facility. The following table lists the location of our principal executive and operating facilities. Substantially all of our properties and equipment will be subject to a lien under our new senior secured credit facility. See the Notes to Consolidated and Combined Financial Statements.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	430,000
Aguascalientes, Mexico	Sensors and Controls	Owned	375,000
Campinas, Brazil	Controls	Leased	67,000
Almelo, Holland	Sensors and Controls	Owned	100,000
Oyama, Japan	Sensors and Controls	Owned	74,000
Jincheon, South Korea	Controls	Owned	133,000
Baoying, China	Controls	Owned	167,000
Changzhou, China	Sensors and Controls	Leased	253,000
Kuala Lumpur, Malaysia	Sensors	Leased	86,000
Standish, Maine	Sensors and Controls	Owned	122,000
Haina, Dominican Republic	Sensors and Controls	Leased	61,000

A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in litigation from time to time in the ordinary course of business. We believe that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. In addition, TI has agreed to indemnify us for certain claims and litigation not explicitly assumed by us in connection with the Acquisition. With regards to the litigation discussed below and other litigation not expressly assumed by us in the Purchase Agreement, TI is not required to indemnify us for claims until the aggregate amount of damages from such claims, together with certain other claims, exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify us for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million.

As of December 31, 2006, we are party to 28 lawsuits, three of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch we manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2006,

Ford issued four separate recalls of vehicles, amounting in aggregate 6,017,490 vehicles, containing this cruise control deactivation system and our switch. Ford recalled an additional 155,000 vehicles during the first quarter of 2007. In 2001, we received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that we rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional four recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not our switch. We have included a reserve in our financial statements in relation to the remaining third party actions in the amount of $2.1 million as of December 31, 2006. There can be no assurance that this reserve will be sufficient to cover the extent of our potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition.

In September 2005, a significant customer filed a lawsuit against us alleging defects in certain of our products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to forebear service of the complaint until July 15, 2007, under an agreement to stay the litigation and toll the related statute of limitations. In recent months, we have held discussions with the customer and anticipate that discussions with the customer will continue during 2007. As part of these discussions, we have offered to compensate the customer for certain costs associated with third party claims, external engineering costs, and service parts; however no specific or final amount has been agreed to at this time. In connection with the alleged defect, the customer has made a filing with the Consumer Products Safety Commission (“CSPC”) pursuant to the Consumer Products Safety Act, although we are not aware of any determination or finding made by the CPSC pursuant to the filing. Although the customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators, we are not presently able to accurately or reasonably estimate the ultimate scope of any corrective action, including the number of units that could be affected. The outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of March 12, 2007.

Dividends

We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, our current financing arrangements effectively prohibit us from paying cash dividends for the foreseeable future.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the Selected Consolidated and Combined Statement of Operations and Other Financial Data for the years ended December 31, 2004 and 2005 and the periods January 1, 2006 to April 26, 2006 and April 27, 2006 (inception) to December 31, 2006 and the Selected Consolidated and Combined Balance Sheet Data as of December 31, 2005 and 2006 from the audited Consolidated and Combined Financial Statements included elsewhere in this annual report. We have derived the Selected Combined Statement of Operations and Other Financial Data for the year ended December 31, 2003 and the Combined Balance Sheet Data as of December 31, 2004 from the audited Combined Financial Statements not included in this annual report. We have derived the Selected Combined Statement of Operations and Other Financial Data for the year ended December 31, 2002 and the Selected Combined Balance Sheet Data as of December 31, 2003 and 2002 from our unaudited Combined Financial Statements which are not included in this report.

You should read the following information in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated and Combined Financial Statements and related notes thereto included elsewhere in this annual report.

	Predecessor (combined)					Sensata Technologies B.V. (consolidated)
	Year ended December 31,				January 1 - April 26, 2006	April 27 - December 31, 2006
	2002	2003	2004	2005
	(unaudited)
	(dollars in thousands)					(dollars in thousands)
Statement of Operations Data:
Net revenue	$877,740	$928,449	$1,028,648	$1,060,671	$375,600	$798,507
Operating costs and expenses:
Cost of revenue(1)	589,847	617,357	661,056	704,918	256,631	541,376
Research and development	19,194	25,360	31,957	28,737	7,627	18,542
Selling, general and administrative(1)	89,981	95,634	101,920	102,104	39,780	175,107

Total operating costs and expenses	699,022	738,351	794,933	835,759	304,038	735,025

Profit from operations	178,718	190,098	233,715	224,912	71,562	63,482
Interest expense, net	—	—	—	(105)	(511)	(163,593)
Currency translation (loss)/gain and other, net(2)	(113)	774	1,731	—	115	(63,633)

Income (loss) before income taxes	178,605	190,872	235,446	224,807	71,166	(163,744)
Provision for income taxes	62,499	66,679	83,381	81,390	25,796	48,560

Net income (loss)	$116,106	$124,193	$152,065	$143,417	$45,370	$(212,304)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$186,481	$153,025	$145,127	$173,276	$40,599	$129,906
Investing activities	(24,081)	(25,256)	(23,280)	(56,505)	(16,705)	(3,142,543)
Financing activities	(162,400)	(127,769)	(121,847)	(116,771)	(23,894)	3,097,390
Capital expenditures(3)	24,081	25,256	37,887	42,218	16,705	29,630
EBITDA(4)	218,356	228,084	267,905	256,070	81,286	111,037

	Predecessor (combined)				Sensata Technologies B.V. (consolidated)
	As of December 31,				As of December 31, 2006
	2002	2003	2004	2005
	(unaudited)	(unaudited)
	(dollars in thousands)				(dollars in thousands)
Balance Sheet Data:
Working capital(5)	$114,524	$126,811	$163,015	$167,018	$219,375
Total assets	403,834	400,657	442,518	504,297	3,372,292
Total debt, including capital lease obligation	—	—	—	31,165	2,272,633
TI’s net investment/shareholder’s equity	299,365	295,849	326,127	355,673	824,632

(1)	Cost of revenue includes $32.5 million, $15.1 million, $19.5 million and $2.4 million and selling, general and administrative expense includes $4.9 million, $1.2 million, $3.5 million and $0 million for the years ended December 31, 2003, 2004, 2005 and the period January 1, 2006 to April 26, 2006, respectively, related to severance and accelerated depreciation associated with moving certain of our production lines from Attleboro, Massachusetts and Almelo, Holland to other facilities in order to be geographically closer to customers and their markets and to reduce manufacturing costs. There were no expenses related to these plans during the period from April 27, 2006 to December 31, 2006.
(2)	Currency translation (loss) gain and other, net in the period from April 27, 2006 to December 31, 2006 primarily includes currency translation loss associated with euro denominated debt and the Deferred Payment Certificates (“DPCs”) of $65.5 million.
(3)	Excludes non-cash capital expenditures, financed through a capital lease, of $31.2 million for the year ended December 31, 2005.

(4)	EBITDA (earnings before interest, taxes, depreciation and amortization) is considered a non-GAAP financial measure. We believe that EBITDA provides investors with helpful information with respect to our operations and cash flows. We included EBITDA to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. EBITDA is also used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance to that of our peers. The use of EBITDA has limitations and you should not consider EBITDA in isolation from or as an alternative to GAAP measures such as net income, cash flows from operating activities and consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

The following unaudited table summarizes the calculation of EBITDA and provides a reconciliation to net income (loss), the most directly comparable financial measure presented in accordance with GAAP, for the periods presented:

	Predecessor (combined)					Sensata Technologies B.V. (consolidated)
	Years ended December 31,				January 1 - April 26, 2006	Aril 27 - December 31, 2006
	2002	2003	2004	2005
Net income (loss)	$116,106	$124,193	$152,065	$143,417	$45,370	$(212,304)
Provision for income taxes	62,499	66,679	83,381	81,390	25,796	48,560
Interest expense	—	—	—	105	511	163,593
Depreciation and amortization	39,751	37,212	32,459	31,158	9,609	111,188

EBITDA	$218,356	$228,084	$267,905	$256,070	$81,286	$111,037

(5)	We define working capital as current assets less current liabilities. Prior to the Acquisition, we participated in TI’s centralized system for cash management, under which our cash flows were transferred to TI on a regular basis and netted against TI’s net investment account. Consequently, none of TI’s cash, cash equivalents, debt or interest expense has been allocated to our business in the Predecessor historical combined financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION & RESULTS OF OPERATIONS

You should read the following discussion in conjunction with Item 6 “Selected Financial Data” and our Consolidated and Combined Financial Statements and the notes to those statements, included elsewhere in this annual report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We design, manufacture and market a wide range of customized, highly-engineered sensors and controls. We operate as two global business units: Sensors and Controls. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. Our sensors business is a leading manufacturer of a variety of sensors used in automotive, commercial and industrial products. Our sensors products include pressure sensors and switches, as well as position, force and acceleration sensors. Our controls business is a leading manufacturer of a variety of engineered controls used in the industrial, aerospace, military, commercial and residential markets. Our controls products include motor and compressor protectors, HVAC controls, circuit breakers, precision switches and thermostats, arc-fault circuit protectors and semiconductor burn-in test sockets. We market our controls products primarily under the Klixon® brand.

Recent Developments

On January 1, 2007, Mr. Jeffrey Cote joined STI as Chief Financial Officer. See Item 10, “Directors and Executive Officers of the Registrant.”

On November 28, 2006, The Netherlands Parliament passed a new tax law reducing the tax net operating loss carryforward period to nine years. Under the rule in effect prior to January 1, 2007, the loss carryforward period was unlimited. As such, we understand that any 2006 tax net operating loss carryforward can only be offset against income up to 2015. Under U.S. GAAP, the effect of tax law changes are first reflected in the financial statements for the period that includes the date on which the law was passed. As such, the change in the Dutch tax law are reflected in Sensata’s results for the fourth quarter of 2006.

On December 15, 2006, our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd) entered into a purchase and sale agreement to acquire a building and real estate in Kuala Lumpur, Malaysia for use as a production facility for our Sensors business. The total purchase price is MYR (Malaysian ringgit) 24.5 million, of which 10 percent, or $0.7 million, was paid on December 15, 2006 with the balance due upon completion of the transaction. On March 2, 2007 the transaction was completed. On the closing date the balance of the purchase price translated to $6.3 million. In addition to the $7.0 million for the purchase of the property, we anticipate spending, during the first two quarters of 2007, an additional $4.4 million to upgrade the facility in preparation for the relocation of manufacturing equipment from the facility currently leased from TI Malaysia. We will continue to relocate manufacturing lines during a phased move through 2007 and 2008.

On December 19, 2006, we acquired the First Technology Automotive and Special Products (“FTAS”) business from Honeywell Inc. for $89.9 million. FTAS designs, develops and manufacturers automotive sensors (cabin comfort and safety and stability control), electromechanical control devices (circuit breakers and thermal protectors), crash switch devices and precision ceramic components. FTAS’s products are sold to automotive OEMs, Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. FTAS’s manufacturing operations are based in the Dominican Republic, with other manufacturing, production, engineering and administrative sites located in the United States and England. The purchase price of $89.9 million, plus fees and expenses of approximately $2.9 million, was funded by a €73.0 million ($95.4 million) new term loan (the “Additional Term Loan”) the terms of which are defined in our existing Senior Secured Credit Facility.

The Company’s statement of operations for the successor period, April 27, 2006 to December 31, 2006 includes the operations of FTAS from December 20, 2006 to December 31, 2006.

On February 27, 2007, the Company entered into a definitive agreement to purchase SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, for $11.4 million plus fees and expenses. SMaL is located in Cambridge, Massachusetts, employs approximately 25 people and provides cameras and camera subsystems for automotive Advanced Driver Assistance Systems. The Company closed on this acquisition on March 14, 2007.

Factors Affecting Our Operating Results

We manage our sensors and controls businesses separately, and report them as two reporting segments for accounting purposes.

Net Revenue

We generate revenue from the sale of sensors and controls products across all major geographic areas. Our net revenue from product sales includes total sales less estimates of returns for product quality reasons and for price allowances. Price allowances include discounts for prompt payment as well as volume-based incentives.

Because we sell our products to end-users in a wide range of industries and geographies, demand for our products is generally driven more by the level of general economic activity rather than conditions in one particular industry or geographic region.

Our overall net revenue is generally impacted by the following factors:

•	fluctuations in overall economic activity within the geographic markets in which we operate;

•	underlying growth in one or more of our core end-markets, either worldwide or in particular geographies in which we operate;

•	the number of sensors and/or controls used within existing applications, or the development of new applications requiring sensors and/or controls;

•	the “mix” of products sold, including the proportion of new or upgraded products and their pricing relative to existing products;

•	changes in product sales prices (including quantity discounts, rebates and cash discounts for prompt payment);

•	changes in commodity prices and manufacturing costs;

•	changes in the level of competition faced by our products, including the launch of new products by competitors;

•	our ability to successfully develop and launch new products and applications; and

•	fluctuations in exchange rates.

While the factors described above impact net revenues in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business and this offering, see Item 1A, “Risk Factors.”

Sensors Products. Our sensors business serves multiple applications in various end-markets including automotive, HVAC, industrial and commercial. Revenue from the global automotive end-market, which includes applications in engine, air-conditioning and ride stabilization, has grown in recent years and is driven by three main forces. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth, despite volatility within particular regions, including North America. While specific countries or regions have experienced volatility, on a global basis the automotive market has seen overall steady unit increases for many years. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new applications. For example, a government mandate for ‘smart airbags’ has increased the demand for occupant weight sensors, which facilitate the safe deployment of airbags regardless of whether an adult or a child is in the seat. Finally, revenue growth has been augmented by a continued shift away from legacy electromechanical products towards higher-price electronic solid-state sensors.

HVAC and other industrial end-markets have also experienced growth over the same period. Revenue has increased across multiple applications, including pressure sensing in HVAC systems and off-road vehicles. The primary drivers are similar to those found in the automotive end-market. Underlying growth in the market for HVAC and other industrial products, particularly in Asia, has been supplemented by increased usage of sensors in these products, primarily due to increased regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the United States, for example, the Environmental Protection Agency, or the “EPA,” has repeatedly increased minimum efficiency and emissions requirements for heavy-duty and off-road vehicles, while Seasonal Energy Efficiency Ratio (SEER) 13 standards mandate greater efficiency in HVAC applications.

The sensors market has certain dynamics that have historically created high switching costs and barriers to entry. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated, yet constitute a small portion of the product’s overall cost. The critical nature of sensors products also results in long development lead times and a significant investment on the part of OEMs and Tier I suppliers in selecting, integrating and testing sensors. Switching to a different sensor results in considerable labor, both in terms of sensor customization and extensive platform/product retesting.

Controls Products. Our controls business sells three main types of products—motor controls, precision products and interconnection products—which serve different end-markets and applications. Revenue from motor controls products has grown in recent years, due largely to unit growth in key applications, offset by moderate price reductions implemented due to productivity improvements. In 2005, cooler weather conditions than normal in North America and Asia, combined with excess inventory at OEM-level in China in the 2004 season contributed to a revenue decline in our air-conditioning products business, while strong global demand and market share gains resulted in unit growth for our DC motor protectors. In 2006, the excess OEM-level inventory situation in Asia was progressively resolved. Motor controls growth has also been driven by increased usage of HVAC and appliances in emerging markets.

Our precision products business primarily sells into aerospace and defense markets and has grown in recent years, due largely to demand for commercial airplanes and continued high levels of U.S. defense spending, combined with stable prices. In addition, we have experienced solid demand due to strong order books at Boeing and Airbus, combined with strong demand for business jets. Finally, sales in our interconnection business, which sells BITS to the semiconductor industry are dependent upon the level of investment in test equipment, primarily in the memory and logic market which required burn-in.

Cost of Revenue

We manufacture the majority of our products, and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•

Production Materials Costs. A portion of our production materials contains metals such as copper and aluminum, and precious metals such as gold and silver and the costs of these materials may vary with underlying metals pricing. We purchase much of the materials used in production on a global best cost basis, but we are still impacted by global and local market conditions. In aggregate, costs of production materials accounted for approximately 60 percent of our cost of revenue during 2004, 58 percent during 2005, 59 percent during the period January 1, 2006 to April 26, 2006, and 54 percent during the period April 27, 2006 to December 31, 2006.

•

Employee Costs. These costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These generally increase on an aggregate basis as sales and production volumes increase, and may decline as a percent of net revenue as a result of economies of scale associated with higher production volumes. We rely heavily on contract laborers in certain geographies.

•	Other. Our remaining cost of revenue consists of:

•	sustaining engineering activities;

•	customer-related customization costs;

•	depreciation of fixed assets;

•	freight costs;

•	operating lease expenses;

•	outsourcing or subcontracting costs relating to services used by us on an occasional basis during periods of excess demand; and

•	other general manufacturing expenses, such as expenses for energy consumption.

The main factors that influence our cost of revenue as a percent of net revenue include:

•	production volumes—fixed production costs are spread over the units produced;

•	transfer of production to our lower cost production facilities;

•

the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management and the coordination of purchasing within each subsidiary and at the business level; and

•

product life cycles, as we typically incur higher cost of revenue associated with manufacturing over-capacity during the initial stages of product launches and when we are phasing out discontinued products.

Research and Development

Research and development expenses consist of costs related to direct product development and application engineering. We also conduct exploratory research in areas we believe will accelerate over longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

•	engineering core technology platforms to specific applications; and

•	improving functionality of existing products.

The level of research and development expense is related to the number of products in development, the stage of development process, complexity of the underlying technology, potential scale of the product upon successful commercialization and the level of our exploratory research.

Costs related to modification of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in research and development expense.

Selling, General and Administrative

Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•

salary and benefit costs for sales personnel and administrative staff, which typically account for approximately 60 percent of total selling, general and administrative expense excluding amortization of intangibles and transition costs. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Aggregate expenses relating to our administrative staff are generally less influenced by changes in sales volumes.

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics and information systems and legal and accounting expense;

•	general advertising expense;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	amortization expense of intangibles.

Changes in selling, general and administrative expenses as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our sales and marketing expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications; and

•	customer credit issues requiring increases to allowance for doubtful accounts.

Depreciation and Amortization

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Property, plant and equipment that existed at the closing date of the Sensata Acquisition were “stepped up” to fair value. This step-up amounted to $57.8 million and is reflected in the December 31, 2006 balance sheet. In addition, fixed assets of $11.5 million, including the step-up of $4.7 million, were acquired when the Company purchased FTAS from Honeywell International Inc. (“Honeywell”). Depreciation expense was $28.4 million for the period beginning April 27, 2006, and ending December 31, 2006, $8.5 million for the period beginning January 1, 2006 and ending April 26, 2006, $28.7 million for fiscal 2005, and $29.6 million for fiscal 2004. Prior to January 1, 2006, the Company depreciated its property, plant and equipment primarily on the 150 percent declining balance method. Effective January 1, 2006, the S&C Business adopted the straight-line method of depreciation for all property, plant and equipment.

Acquisition-related intangible assets are amortized on the economic benefit basis based upon the useful lives of the assets. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Interest (Expense), Net

Interest expense of $163.6 million, $511 thousand, $105 thousand and $0 have been recorded for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and fiscal years 2005 and 2004, respectively. As a result of the Transactions, we are a highly leveraged company and our interest expense has increased significantly in the periods following the consummation of the Transactions. See the “Increased Leverage” section and Note 10 to our Consolidated and Combined Financial Statements for more information regarding the interest expense.

Currency Translation (Loss)/Gain

We continue to derive a significant portion of our revenue in markets outside of the United States, primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances we enter into transactions that are denominated in a currency other than the U.S. dollar, including revenues, expense, cash, long-term debt, and others. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the income statement. We have recorded currency (losses) gains of $(63.6) million, $115 thousand, $0 and $1.7 million for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and fiscal years 2005 and 2004, respectively.

Other Income (Expense), Net

Other income (expense), net primarily relates to the impact of the gain or loss on the sale of assets.

Provision for Income Taxes

For periods prior to the Acquisition, our operations were included in the consolidated U.S. federal income tax return and certain foreign income tax returns of TI. The income tax provisions and related deferred tax assets and liabilities for the Predecessor periods have been determined as if we were a separate taxpayer. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

The companies comprising the Sensata group are subject to income tax in the various jurisdictions in which they operate. While the extent of our future tax liability is uncertain, the purchase accounting of the Acquisition and FTAS Acquisition, the new debt and equity capitalization of the various group members and the realignment of the functions performed and risks assumed by the various group members are among the factors that will determine the future book and taxable income of the respective group members and the Sensata group as a whole.

On November 28, 2006, The Netherlands Parliament passed a new tax law reducing the tax net operating loss carryforward period to nine years. Under the rule in effect prior to January 1, 2007, the loss carryforward period was unlimited. Under U.S. GAAP, the effect of tax law changes are first reflected in the financial statements for the period that includes the date on which the law was passed and as such, the effect of the change in the Dutch tax law are reflected in Sensata’s results for the fourth quarter of 2006.

Effects of the Transactions

Purchase Agreement

On April 27, 2006, S&C Purchase Corp., a company owned by affiliates of Bain Capital, completed the acquisition of the S&C Business from TI for an aggregate purchase price of approximately $3.0 billion, including fees and expenses. The acquisition of the S&C Business was effected through a number of our subsidiaries that collectively acquired the assets and assumed the liabilities being transferred. The acquisition structure resulted in significant tax amortization, which will significantly reduce our overall cash tax expense compared to historical periods. We also entered into a transition services agreement pursuant to which we and TI agreed to provide various services to each other in the area of facilities related services, finance and accounting, human resources, information technology system services, warehousing and logistics and records retention and storage. Many of these services were provided for periods ranging from three to six months and are now no longer required. We are continuing to utilize some of these services and anticipate doing so until August 2007. We have contractual options to utilize certain services for up to 24 months following the closing date of the Transactions. The fees for these services are generally equivalent to the provider’s cost. We may lease space in TI’s Malaysia facility for up to 36 months following the closing date of the Transactions. S&C Purchase Corp.’s rights, duties and obligations under the Purchase Agreement and other documents related to the Transactions were subsequently assigned in full to Sensata.

Shareholder’s Equity

In connection with the Acquisition, we issued 180 ordinary shares with a par value of €100 per share. We are authorized to issue up to 900 shares. Upon the close of the Acquisition, the Sponsors contributed $985.0 million and received 31,636,360 ordinary shares and €616.9 million principal amount of Deferred Payment Certificates (“DPCs”) in Parent. The DPCs issued in connection with the Acquisition were originally classified as debt on the Company’s balance sheet. On September 21, 2006, the DPCs were restructured to their original intended classification as equity with an effective date of April 27, 2006. However, for accounting purposes, the restructuring was recorded on September 21, 2006 and as such the DPC interest expense is recorded in earnings for the period from April 27, 2006 to September 21, 2006. Under U.S. GAAP, the DPCs are classified as debt until the date of the restructuring of the instrument. Therefore, effective September 21, 2006, the principal amounts of the DPCs and related interest accrued were classified into equity as additional paid-in capital at the U.S. dollar/ euro exchange rate of 1.2687.

On September 29, 2006, we modified our share-based payment plans in order to achieve equity classification of the awards. The amount reclassified into equity as Additional paid-in capital due to this modification was $750 thousand.

Waiver In Connection with Senior Secured Credit Facility

On September 29, 2006, Sensata executed, with its lenders, a letter amendment and waiver to the Senior Secured Credit Facility (the “Waiver”), whereby the lenders agreed to waive compliance with certain requirements of the Senior Secured Credit Facility. Under the terms of the Waiver, the lenders agreed that for the purposes of computing any of the Company’s financial covenants, all DPCs issued by the Company would be classified as Additional paid-in capital for all periods.

In addition, the lenders agreed to waive any event of default arising from the Sensata’s failure to deliver to the lenders, within the deadline set forth in the Senior Secured Credit Facility, the Company’s financial statements and compliance certificate for the quarter ended June 30, 2006. In connection with this Waiver, the Company incurred a fee of $0.7 million, which is included in interest expense during the period from April 27, 2006 to December 31, 2006.

Purchase Accounting

We accounted for the acquisition of the S&C Business using the purchase method of accounting. As a result, the purchase price for the S&C Business of approximately $3.0 billion, including fees and expenses, has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the Acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense relating to our acquired intangible assets and property, plant and equipment. In addition to the increase in the carrying value of property, plant and equipment, we extended the remaining depreciable lives of property, plant and equipment to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory. See the consolidated and combined financial statements and the accompanying notes included in this report.

Increased Leverage

As a result of the Transactions, we are a highly leveraged company and our interest expense has increased significantly in the periods following the consummation of the Transactions. In addition, a portion of our debt and the related interest is denominated in euros, subjecting us to changes in foreign currency rates. Further, a portion of our debt has a variable interest rate. We have entered into certain interest rate swaps to hedge the effect of variable interest rates. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for more information regarding our hedging activities. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the payment of our debt service, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. See Item 1A, “Risk Factors.”

The following table outlines the effects of our increased leverage in our statement of operations for the period from April 27, 2006 to December 31, 2006.

Description	Balance as of December 31, 2006	Interest Expense, Net April 27 - December 31, 2006	Average Annual Interest Rate
	(dollars in thousands)
Senior Secured Term Loans	$945,250	$46,478	7.07%
Senior Secured Term Loans (euro)	523,176	19,360	5.13%
Senior Notes	450,000	24,600	8.00%
Senior Subordinated Notes (euro)	323,375	14,888	9.00%
Revolving Credit Facility	—	65	7.24%
Amortization of Financing Costs(1)		11,518
Bank Fees and other		1,796
Interest income		(1,567)

Subtotal	2,241,801	117,138
Deferred Payment Certificates(2)		44,581

Total(3)	$2,241,801	$161,719

(1)	Amortization of financing costs includes a one time charge of $6.75 million for an expired bridge loan facility fee.
(2)	Represents accrued interest on the $768.3 million euro denominated DPCs issued in connection with the Acquisition and originally classified as debt on the Company’s consolidated balance sheet. On September 21, 2006, the DPCs were restructured to their original intended classification as equity with an effective date of April 27, 2006. However, for accounting purposes, the restructuring was recorded on September 21, 2006, and as such the DPC interest expense is recorded in earnings for the period from April 27, 2006 to September 21, 2006. Under U.S. GAAP, the DPCs are classified as debt until the date of the restructuring of the instrument. Therefore, effective September 21, 2006, the principal amounts of the DPCs and related accrued interest were classified into equity as additional paid-in capital at the U.S. dollar/euro exchange rate of 1.2687.
(3)	Amounts associated with capital leases have been excluded from this table.

Stand-alone Company

For periods before the Acquisition, we operated as a business segment of TI and not as a stand-alone company. The historical carve-out financial statements included in this document were derived from the historical consolidated financial statements of TI using the historical results of operations and the historical basis of assets and liabilities of TI’s sensors and controls business segment, excluding the radio frequency identification systems (RFID) business unit, which had been operated as part of that segment, and which was not sold in connection with the Transactions. The historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of TI for the periods presented, and may not be indicative of our future results of operations, financial position and cash flows. See our combined and consolidated financial statements and related notes for more information.

TI has historically provided various services to the S&C Business, including cash management, facilities management, information technology, finance/accounting, tax, legal, human resources, data processing, security, payroll, employee benefit administration, insurance administration and telecommunications. The costs of these services and the costs associated with employee benefit plans, information technology and facilities shared with TI have been allocated to the S&C Business in the combined financial statements included in this report and amounted to $41.9 million, $42.1 million and $14.0 million for the years ended December 31, 2004 and 2005, and the period January 1, 2006 to April 26, 2006, respectively. These expenses and all other centralized operating costs were allocated first on the basis of direct usage when identifiable, with the remainder being allocated among TI’s businesses units on the basis of their respective revenue, headcount or other measures. We believe these allocations are a reasonable reflection of the use of these services from TI. The allocated costs included in our combined financial statements could differ from amounts that would have been incurred by us if we operated on a stand-alone basis, and are not necessarily indicative of costs to be incurred in the future. See Note 15 to our Consolidated and Combined Financial Statements for information regarding the historical allocations.

During each of the Predecessor periods presented, we participated in TI’s centralized cash management system. Cash receipts attributable to our operations were collected by TI and cash disbursements were funded by TI. Cash advances necessary to fund our major improvements to and replacements of property, and acquisitions and expansion, to the extent not provided through internally generated funds, were provided by TI’s cash or funded with a capital lease. As a result, none of TI’s cash, cash equivalents, debt or interest expense (other than our capital lease obligation) has been allocated to the consolidated and combined financial statements of the S&C Business.

Results of Operations

The following table sets forth our historical results of operations in millions of dollars and as a percent of net revenue. The data for the period from April 27, 2006 to December 31, 2006, the period from January 1, 2006 to April 26, 2006 and the year ended December 31, 2005 have been derived from our financial statements included within this report.

	Sensata Technologies B.V.		Predecessor
	April 27, 2006 to December 31, 2006		January 1, 2006 to April 26, 2006		Year Ended December 31, 2005
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in millions)		(dollars in millions)
Net revenue
Sensors segment revenue, net	$496.3	62.2%	$223.3	59.5%	$617.3	58.2%
Controls segment revenue, net	302.2	37.8	152.3	40.5	443.4	41.8

Net revenue	798.5	100.0	375.6	100.0	1,060.7	100.0
Cost of revenue	541.4	67.8	256.6	68.3	704.9	66.5

Gross profit	257.1	32.2	119.0	31.7	355.8	33.5
Operating expenses:
Research & development	18.5	2.3	7.6	2.0	28.8	2.7
Selling, general and administrative	175.1	21.9	39.8	10.6	102.1	9.6

Total operating expenses	193.6	24.2	47.4	12.6	130.9	12.3
Profit from operations	63.5	8.0	71.6	19.1	224.9	21.2
Interest expense, net	(163.6)	(20.5)	(0.5)	(0.1)	(0.1)	—
Currency translation gain (loss) and other, net	(63.6)	(8.0)	0.1	—	—	—

(Loss) income before income taxes	(163.7)	(20.5)	71.2	19.0	224.8	21.2
Provision for income taxes	48.6	6.1	25.8	6.9	81.4	7.7

Net (loss) income	$(212.3)	(26.6)%	$45.4	12.1%	$143.4	13.5%

Net revenue. Net revenue for the periods from April 27, 2006 to December 31, 2006 and from January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005 was $798.5 million, $375.6 million and $1,060.7 million, respectively. The increase in revenue of 10.7 percent resulted from strength in Sensors core products in all geographies resulting in Sensors revenue growth of 16.6 percent offset by a lower growth in Controls, primarily in Europe and Asia, of 2.5 percent.

Sensors business segment revenue was $496.3 million, $223.3 million and $617.3 million for the periods from April 27, 2006 to December 31, 2006 and from January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005, respectively. The increase in Sensors revenue from the year ended December 31, 2005 was due to strong growth in Sensors core products including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors for which revenue grew at 256 percent, 9 percent and 13 percent respectively. The strength in occupant weight sensors resulted from 2006 being the first full year of sales for this product.

Controls business segment revenue was $302.2 million, $152.3 million and $443.4 million for the periods from April 27, 2006 to December 31, 2006, from January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005, respectively. The increase in Controls revenue from the year ended December 31, 2005 was due to growth in control products including DC motor protectors, refrigeration and precision products for which revenue grew at 15 percent, 18 percent and 10 percent respectively, offset by revenue declines in lighting and industrial products of 4 percent.

Cost of revenue. Cost of revenue for the periods from April 27, 2006 to December 31, 2006, from January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005 was $541.4 million, $256.6 million and $704.9 million, respectively. Cost of revenue as a percentage of net revenue for the periods from April 27, 2006 to December 31, 2006 and from January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005 was 67.8 percent, 68.3 percent and 66.5 percent, respectively. The January 1,2006 to April 26, 2006 and April 27, 2006 to December 31, 2006 periods cost of revenue increased primarily as a result of 10.7 percent revenue growth, as well as the $25.0 million turn-around effect of the purchase accounting step-up to fair market value of inventory at April 27, 2006 and $14.2 million of non-cash depreciation on the $62.6 million property, plant and equipment fair market value step-up related to the Sensata and FTAS acquisitions. Deducting the non-recurring inventory turn-around effect from cost of revenue for the period April 27, 2006 to December 31, 2006 results in an adjusted cost of revenue of $516.4 million or 64.7 percent of revenue.

Research & development expenses. Research and development or “R&D,” expenses were $18.5 million, $7.6 million, and $28.8 million for the periods April 27, 2006 to December 31, 2006, for January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005, respectively. R&D expenses declined from the prior year primarily because the occupant weight sensor transitioned from the development stage in 2005 to the production stage in 2006, and many of the R&D development personnel were assigned to assist production in the transition, offset by additional R&D on other long term product opportunities in the fields of vision, positioning and flow.

Selling, general and administrative. Selling, general and administrative, or “SG&A,” expenses for the periods from April 27, 2006 to December 31, 2006, from January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005 were $175.1 million, $39.8 million and $102.1 million, respectively. SG&A expenses as a percentage of net revenue for the periods April 27, 2006 to December 31, 2006, for January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005 were 21.9 percent, 10.6 percent and 9.6 percent, respectively. The increase in SG&A expense is primarily due to the factors noted below:

•

The April 27, 2006 to December 31, 2006 period included $82.5 million of non-cash amortization of the $1,198.0 million capitalized value of definite-lived identified intangible assets, with a weighted average life of eleven years, on an accelerated basis.

•

Transition expenses for the periods from April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 of $18.7 million and $4.1 million, respectively, were incurred for consultants fees for designing changes in our accounting and human resource computer systems necessary for stand-alone operations, as well as our name change to Sensata and brand roll out advertising campaigns.

Interest expense, net. Interest expense, net for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005 was $163.6 million, $0.5 million, and $0.1 million, respectively.

The increase in Successor interest expense is primarily due to $118.7 million of interest expense, including amortization expense on the deferred financing costs, on the Company’s $2,272.6 million in debt and $44.6 million accrued interest on the $768.3 million euro denominated DPCs issued in connection with the Acquisition and originally classified as debt on the Company’s balance sheet. On September 21, 2006, the DPCs were restructured to their original intended classification as equity with an effective date of April 27, 2006. However, for accounting purposes, the restructuring was recorded on September 21, 2006 and as such the DPC interest expense is recorded in earnings for the period from April 27, 2006 to September 21, 2006. Under U.S. GAAP, the DPCs are classified as debt until the date of the restructuring of the instrument. Therefore, effective September 21, 2006, the principal amounts of the DPCs and related accrued interest were classified into equity as additional paid-in capital at the U.S. dollar/euro exchange rate of 1.2687.

Currency translation gain (loss) and other. Currency translation gain (loss) and other, net for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005 were (losses) gains of $(63.6) million, $0.1 million, and $0.0 million, respectively.

The increase in Successor currency translation loss and other is due to $50.2 million of currency translation losses from April 27, 2006 to December 31, 2006 primarily on the Company’s euro denominated debt and to $13.4 million currency exchange loss on the DPCs from April 27, 2006 to September 21, 2006, which was the date the DPCs were restructured.

Provision for income taxes. Income tax expense for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006, and for the year ended December 31, 2005 was $48.6 million, $25.8 million and $81.4 million, respectively.

The Predecessor tax provisions and related deferred tax assets and liabilities were determined as if the S&C Business were a separate taxpayer.

The Successor tax provision from April 27, 2006 to December 31, 2006 of $48.6 million includes tax accruals for those international subsidiaries which are profitable as well as minimum income and franchise taxes, and deferred income tax expense arising from goodwill amortization taken for tax purposes.

Year Ended December 31, 2005 Compared with Year Ended December 31, 2004

The following tables set forth our results of operations in dollars and as a percent of net revenue for the years ended December 31, 2005 and December 31, 2004. The data for each of the years has been derived from our audited combined financial statements included elsewhere in this report.

	Year Ended December 31,
	2005		2004
	Amount	Percent of Revenue	Amount	Percent of Revenue
	(dollars in millions)
Net revenue	$1,060.7	100.0%	$1,028.6	100.0%
Operating costs and expenses:
Cost of revenue	704.9	66.5	661.1	64.3
Research and development	28.8	2.7	31.9	3.1
Selling, general and administrative	102.1	9.6	101.9	9.9

Total operating costs and expenses	835.8	78.8	794.9	77.3

Profit from operations	224.9	21.2	233.7	22.7
Other income (expense), net	—	—	1.7	0.2
Interest expense	(0.1)	—	—	—

Income before income taxes	224.8	21.2	235.4	22.9
Provision for income taxes	81.4	7.7	83.3	8.1

Net income	$143.4	13.5%	$152.1	14.8%

Net revenue. Net revenue increased $32.1 million, or 3.1 percent, to $1,060.7 million in 2005 compared to $1,028.6 million in 2004.

Net revenue generated from the sale of sensors and controls in these periods and the percent change from period-to-period were as follows:

	Year Ended December 31,		Percent Change
	2005	2004
	(dollars in millions)
Net Revenue:
Sensors	$617.3	$567.7	8.7%
Controls	443.4	460.9	(3.8)

Total	$1,060.7	$1,028.6	3.1%

The $49.6 million increase in net revenue for the Sensors business, from $567.7 million to $617.3 million, is attributable to worldwide unit growth in pressure sensors of approximately $65.0 million, which offset the effect of price declines of approximately $30.0 million. The remaining increase in net revenue related to new product sales, primarily from the Occupant Weight Sensor, or “OWS,” of approximately $14.0 million. Net revenue growth was also driven by new customer wins in both the automotive and industrial markets. Most product lines experienced increases in net revenue from 2004 to 2005, with significant growth coming from fuel rail applications, industrial and advanced braking sensors. The increase in these applications was driven by increased market penetration of such applications due to the implementation of efficiency and safety regulations.

The $17.5 million decrease in the Controls business net revenue, from $460.9 million to $443.4 million, is attributable to lower demand for air-conditioning systems due to a cooler than average spring season in the United States and an OEM-level inventory correction of air conditioning products. Sales of precision and interconnection products within the controls business increased $1.3 million and $4.3 million, respectively, or 2.2 percent and 9.6 percent, respectively, driven by strong demand in commercial aerospace and semiconductor equipment end markets, respectively. The controls business experienced moderate pricing pressure from 2004 to 2005 with average selling price declines of approximately 2 percent, which moderated towards the end of the year as OEMs were increasingly able to pass on costs to consumers.

Operating costs and expenses. Total operating costs and expenses increased $40.9 million, or 5.1 percent, to $835.8 million in 2005 compared to $794.9 million in 2004. As a percent of net revenue, our total operating costs and expenses were 78.8 percent in 2005 compared to 77.3 percent in 2004. Our operating costs and expenses for each of these periods and the percent change from period-to-period were as follows:

	Year Ended December 31,		Percent Change
	2005	2004
	(dollars in millions)
Description:
Cost of revenue	$704.9	$661.1	6.6%
Research and development	28.8	31.9	(9.7)
Selling, general and administrative	102.1	101.9	0.2

Total	$835.8	$794.9	5.1%

Cost of revenue. Cost of revenue increased $43.8 million, or 6.6 percent, to $704.9 million in 2005 compared to $661.1 million in 2004. This aggregate increase is primarily related to the increase in revenue. As a percent of net revenue, our cost of revenue was 66.5 percent in 2005 compared to 64.3 percent in 2004. Included in cost of revenue is the impact of restructuring charges of $19.5 million in 2005 and $15.1 million in 2004. In the sensors business, cost of revenue increased to $408.0 million from $360.1 million in 2004, an increase to

66.0 percent from 63.3 percent as a percent of net revenue—primarily due to the acquisition in May 2005 of Kolbenschmidt Pierburg’s mass airflow sensors (MAFS) product line, as well as unusually high start-up costs related to the ramp up of the OWS product line. In the controls business, cost of revenue decreased to $288.7 million from $296.9 million in 2004—while increasing to 65.1 percent from 64.3 percent as a percent of net revenue—driven primarily by raw material cost increases and non-recurring costs, such as the startup of the Changzhou manufacturing site and integration of product lines purchased from Changheng ($2.6 million), new product introductions and tooling costs, partially offset by savings related to our supply chain transition strategy. Costs related to development of our Arc Shield™ arc-fault circuit interruption product line also negatively impacted costs. Restructuring activities in the controls business contributed $2.0 million in cost savings with an estimated 55 percent impacting cost of revenue.

Research and development. R&D expense decreased by $3.1 million, or 9.7 percent, to $28.8 million in 2005 compared to $31.9 million in 2004, in part due to higher R&D expenses in 2004 related to new products such as the OWS and arc fault circuit interruption. In the sensors business, development spending has been primarily focused on new applications such as gas classification and other technology opportunities related to force and high pressure sensing. Investment in OWS reduced slightly, with a shift from technology development in 2004 to product embodiment and pre-launch execution in 2005. In the controls business, investment was centered on developing technology relating to the arc fault protection opportunity during 2005.

Selling, general and administrative. SG&A expense declined from $100.7 million in 2004 to $98.6 million in 2005, excluding the impact of $3.5 million of restructuring charges in 2005 and $1.2 million of restructuring charges in 2004. This decline was primarily due to slight declines in expenses for management incentives and profit sharing. SG&A expenses as a percent of net revenues declined slightly, reflecting increased fixed cost leverage.

Other income (expense), net. Other income (expense), net was zero in 2005 compared to $1.7 million in 2004. The 2004 amount relates to a gain on sale of assets and to a gain recorded in connection with the shutdown of a San Jose, CA, facility, which was acquired as part of the Integrated Sensor Solution (ISS) acquisition in 1999.

Provision for income tax. Our provision for income tax was $81.4 million in 2005 compared to $83.3 million in 2004. Our effective tax rate in 2005 was 36.2 percent compared to 35.4 percent in 2004.

Net income. Net income decreased $8.7 million, or 5.7 percent, to $143.4 million in 2005 compared to $152.1 million in 2004, reflecting lower overall profits from operations caused primarily by the higher cost of revenue as discussed above.

Liquidity and Capital Resources

Cash Flows

During each of the Predecessor periods presented, we participated in TI’s centralized cash management system. As a result, none of TI’s cash or cash equivalents has been allocated to our combined financial statements for those periods.

The following table summarizes our primary sources and uses of cash in the periods presented:

	Periods		Year Ended December 31,
	April 27 - December 31, 2006	January 1 - April 26, 2006	2005	2004
		(dollars in millions)
Net cash provided by (used in):
Operating activities	$129.9	$40.6	$173.3	$145.1
Investing activities	(3,142.5)	(16.7)	(56.5)	(23.3)
Financing activities	3,097.4	(23.9)	(116.8)	(121.8)

Net change	$84.8	$—	$—	$—

Operating activities. For the periods from April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 we generated cash flow from operations of $129.9 million and $40.6 million, respectively, which was comparable to the $173.3 million and $145.1 million generated from operations for fiscal 2005 and 2004, respectively. During the period from April 27, 2006 to December 31, 2006, we had a net loss of $(212.3) million, offset by non-cash charges of $28.4 million for depreciation, $65.5 million of currency translation losses on DPCs and euro-denominated debt, $44.6 million of accrued interest on DPCs, $82.7 million of amortization of definite-lived intangible assets and capitalized software, $25.0 million non-cash charge related to the turn-around effect of the write-up of inventory to fair value, a $30.1 million increase in cash flow from changes in deferred taxes, and a $52.8 million increase in cash flow from changes in other operating assets and liabilities. During the period from January 1, 2006 to April 26, 2006, the Predecessor had net income of $45.4 million, non cash charges of $8.5 million for depreciation and $6.3 million for deferred taxes, offset by a use from changes in other operating assets and liabilities of $22.3 million. We generated cash flow from operations of $173.3 million and $145.1 million in 2005 and 2004, respectively. The increase in cash flow from operations in 2005 as compared to 2004 was primarily due to a smaller increase in net working capital during 2005 as compared to the increase experienced during 2004.

Investing activities. Net cash used in investing activities was $3,142.5 million and $16.7 million for the periods from April 27, 2006 to December 31, 2006 and from January 1, 2006 to April 26, 2006, respectively, compared to cash used of $56.5 million and $23.3 million for fiscal 2005 and 2004, respectively. The amounts used in the period April 27, 2006 to December 31, 2006 include capital expenditures of $29.6 million and the acquisition of the S&C business of $3,021.1 million and the First Technology Automotion and Special products business of $91.8 million. The amounts used in the period January 1, 2006 to April 26, 2006 includes capital expenditures of $16.7 million. Net cash used in investing activities in 2005 included acquisitions of $18.9 million and capital expenditures $42.2 million for investments in new products, capacity and facilities infrastructure. Net cash used in investing activities in 2004 was comprised of $37.9 million of capital expenditures, primarily for investments in capacity in connection with the continued relocation of many operating facilities to lower cost geographic areas and $8.1 million for the 2004 acquisition of Chengheng Motor Products, a controls business unit in China, offset by $22.7 million received in connection with asset sales, principally the sale-leaseback of the facilities in Attleboro, Massachusetts. Capital expenditures, which did not include non-cash expenditures of $31.2 million related to the Attleboro capital lease in 2005, supported growth and capacity needs for new products in our sensors business such as the microfused strain gauge (MSG) and OWS programs, and in the controls business’ DC motor protector products. Other expenditures were for the establishment of a new site in China and consolidation of our Attleboro facilities. In the first half of 2007 we anticipate spending approximately $10.7 million for the purchase and outfitting of our new manufacturing facility in Malaysia.

Financing activities. Net cash provided by financing activities was $3,097.4 million for the period from April 27, 2006 to December 31, 2006 principally related to proceeds from the issuance of debt and capital contributions, offset by principal payments of $16.9 million, including repayments of amounts borrowed under the revolving credit facility, and payments of debt issuance costs of $79.1 million. Net cash used in financing activities was $23.9 million, $116.8 million and $121.8 million for the period from January 1, 2006 to April 26, 2006 and the years 2005 and 2004, respectively. Net cash used in financing activities for the period from January 1, 2006 to April 26, 2006 and the years 2005 and 2004 represents net transfers of cash to TI under their centralized cash management system.

Indebtedness and Liquidity

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of December 31, 2006, we had $2,272.6 million of outstanding indebtedness.

The senior secured credit facility includes term loans and a $150.0 million revolving credit facility. As of December 31, 2006, after having adjusted for letters of credit with an aggregate value of $26.2 million issued, we had $123.8 million of borrowing capacity available under the revolving credit facility.

The revolving credit facility allows for borrowings at LIBOR-based rates plus a spread, which depends on the Company’s leverage ratio and can range from 1.25 percent to 2.00 percent. As of December 31, 2006, we had no borrowings under the revolving credit facility. Amounts borrowed against the revolving credit facility are repayable in full at maturity date of April 27, 2012, and are prepayable at our option at par.

As of December 31, 2006, we had $1,468.4 million in term loans outstanding against our senior secured credit facility. Term loans are repayable at 1.0 percent per year in quarterly installments with the balance due in quarterly installments during the year preceding the final maturity of April 27, 2013. Interest on dollar term loans are calculated at LIBOR plus 1.75 percent and interest on euro term loans are calculated at EURIBOR plus 2.0 percent. The spreads are fixed for the duration of the term loans. All term loan borrowings under the senior secured credit facility are prepayable at our option at par.

The terms of our Senior Secured Credit Facility, allow us to raise an additional $250.0 million under certain conditions at the option of our bank group. On December 19, 2006, we borrowed euro 73 million ($95.4 million), reducing incremental borrowing capacity to $154.6 million as of December 31, 2006.

All of our obligations under the new senior secured credit facility are guaranteed on a senior secured basis by each of the borrower’s direct and indirect wholly owned U.S. subsidiaries, with the exception of those subsidiaries acquired in the FTAS acquisition, and non-U.S. subsidiaries located in The Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (other than immaterial subsidiaries). The collateral for such borrowings under the senior secured credit facility consists of all shares of capital stock and intercompany debt of the borrower and subsidiaries and substantially all present and future property and assets of the borrower and subsidiary guarantors.

Our senior secured credit facility contains various affirmative and negative covenants that are customary for a financing of this type. The senior secured credit facility also requires us to comply with financial covenants, including covenants with respect to maximum leverage ratio and minimum interest coverage ratio. We satisfied all ratios required by our financial covenants with regard to our senior secured credit facility as of December 31, 2006.

Our senior notes mature on May 1, 2014. Each senior note bears interest at 8 percent per annum from April 27, 2006, or from the most recent date to which interest has been paid or provided for. Interest is payable semiannually in cash to holders of senior notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The senior notes were issued initially in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the senior notes were used to fund a portion of the Acquisition. The senior note issuance costs are being amortized over the eight year term of the senior notes using the effective interest method.

The senior subordinated notes mature on May 1, 2016. Each senior subordinated note bears interest at a rate of 9 percent per annum from April 27, 2006, or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of senior subordinated notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The senior subordinated notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million at issuance). Proceeds from the issuance of the senior subordinated notes were used to fund a portion of the Acquisition. The senior subordinated note issuance costs are being amortized over the ten year term of the senior subordinated notes using the effective interest method.

In addition, the indentures governing the notes limit, under certain circumstances, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

We believe that cash flow from operations and planned borrowing capacity are adequate to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

In addition to macroeconomic factors, our ability to raise additional financing and its borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 31, 2006, Moody’s Investors Service’s long-term debt rating for the company was B2, with stable outlook; and Standard & Poor’s long-term debt rating for the Company was B+ with stable outlook.

We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot make assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. Further, the highly leveraged nature of the Company may limit our ability to procure additional financing in the future.

During 2006, we failed to comply with the requirement under the Senior Notes and the Senior Subordinated Notes to furnish to the noteholders our financial information for the three and nine months ended September 30, 2006, and other financial and non-financial disclosures that would be required to be contained in a filing with the SEC on Form 10-Q within the time period specified under the SEC’s rules. The failure to furnish this report to the noteholders did not constitute an event of default as defined in the Senior Note indenture and the Senior Subordinated Note indenture, however, since the indentures provide a 60 day cure period to remedy our non-compliance with this covenant.

We believe that the filing of our Registration Statement on Form S-4 on December 29, 2006, constituted a cure within the required period set forth in the senior note indenture and senior subordinated note indenture. As a result, as of the date of the filing of this annual report, we were in compliance with all financial and non-financial covenants of our Senior Secured Credit Facility, Senior Note indenture and Senior Subordinated Note indenture.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2006. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
	(dollars in millions)
Senior debt obligations Principal(1)	$2,241.8	$14.8	$29.5	$29.5	$2,168.0
Senior debt obligations Interest(1)	1,153.3	161.1	319.3	315.4	357.5
Capital lease obligations Principal(2)	30.8	0.4	1.1	1.5	27.8
Capital lease obligations Interest(2)	36.3	2.8	5.4	5.2	22.9
Operating lease obligations(3)	34.5	5.0	6.4	3.7	19.4
Purchase obligations	53.0	17.2	10.5	8.0	17.3

Total(4)	$3,549.7	$201.3	$372.2	$363.3	$2,612.9

(1)	There was no senior debt outstanding with the Predecessor as of December 31, 2005.
(2)	Reflects the obligation, including the interest portion, resulting from the capital lease of the Attleboro facility, which we entered into during the fourth quarter of 2005 upon completion of the new facility. The principal portion was and $30.8 million as of December 31, 2006.
(3)	Operating lease obligations include minimum lease payments for leased facilities and equipment.
(4)	This table does not include the contractual obligations associated with the Company’s defined benefit and other post-retirement benefit plans. As of December 31, 2006 the Company has recognized an accrued benefit liability of $31.1 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.

Off-Balance Sheet Arrangements

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from EMSI. This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign up to $25.0 million of silver. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.0 million of the above commercial bank consignment to EMSI. Purchases from EMSI for the periods January 1, 2006 to April 26, 2006 and April 27, 2006 to December 31, 2006 totaled $10.2 million and $18.4 million, respectively. STI and the commercial bank have security interest in the silver contained in raw materials, work-in-process, and finished goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata. As of December 31, 2006, STI had approximately $15.2 million of consignment silver with EMSI.

Product Liability Claims

We accrue for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically we have experienced a low rate of payments on product claims. Consistent with general industry practice, we enter formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of our products.

We have been named in a variety of product liability lawsuits relating to motor protectors, thermostats and other products manufactured and sold by the controls business. Historically, we have been dismissed from most of these lawsuits or have settled them for de minimis amounts.

See Item 3, “Legal Proceedings” for further discussion of general product liability claims and lawsuits, and discussion of two specific sets of legal proceedings.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Seasonality

Because of the diverse nature of the markets in which we compete, our revenues are only moderately impacted by seasonality. In the sensors business, revenue is stable throughout the year, and for January 1, 2003 to December 31, 2006, no single quarter accounted for less than 23.9 percent of fiscal year sensors business revenues. The controls business does have some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales. However, this effect is partially mitigated by sales in the remaining product segments.

Restructuring Activity

In the second quarter of 2003, we announced a plan to move certain production lines from Attleboro, Massachusetts, to other facilities in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action affected approximately 903 jobs through voluntary retirement and involuntary termination programs through 2006 primarily in manufacturing operations at our Attleboro facility of the S&C Business. Upon the close of the Acquisition, TI retained this obligation and Sensata has no future obligations under this restructuring action.

In the second quarter of 2005, we announced a plan to move production lines from Almelo, Holland to a contract manufacturer in Hungary. This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at our sites in Attleboro, Brazil, Japan and Singapore in order to size these locations to market demand. These restructuring actions are expected to affect 208 jobs, 96 of which are in Holland.

In connection with the terms of the Acquisition, we assumed the liabilities related to the 2005 restructuring actions. Upon the application of purchase accounting, we recognized an additional liability of $0.9 million in accordance with EITF 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, related to the remaining future severance and outplacement costs for the 2005 restructuring action.

As of December 31, 2006, a total of 1,105 employees have been terminated as a result of the 2003 and 2005 restructuring actions and total net pre-tax charges of $79.1 million have been recognized. Costs typically associated with restructuring actions of the Company related to severance payments to employees and amortization/depreciation related charges. The Company expects to pay an additional $0.4 million related to the 2003 and 2005 restructuring plans. For a reconciliation of the restructuring reserves referenced above please refer to Note 8 to our consolidated and combined financial statements that appear elsewhere in this report.

In December 2006, the Company acquired FTAS from Honeywell. On January 10, 2007, the Company announced plans to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to

downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites. In accordance with EITF 95-3, the Company has recognized restructuring liabilities of $5.4 million in 2006 related to these actions, which relate primarily to exit and related severance costs.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our combined and consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in those financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our Consolidated and Combined Financial Statements that appear elsewhere in this annual report.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the Consolidated and Combined Financial Statements.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when title to the product and risk of loss transfers to our customers, and collection of sales proceeds is reasonably assured. Product sales are recorded net of trade discounts (including volume and early repayment incentives), sales returns, rebates, coupons, value-added tax and similar taxes and fee for service arrangements with certain distributors. Shipping and handling costs are included in cost of revenue. Sales returns have not historically been significant to the Company’s revenues and have been within the estimates made by management. However, if returns were to increase significantly, operating results could be adversely affected.

Impairment of Goodwill and Indefinite-Lived Intangibles

In connection with the Sensata and FTAS acquisitions, the purchase prices were allocated to the fair value of the assets acquired, including identifiable intangible assets, and liabilities assumed. Purchase price in excess of net assets acquired was recorded as goodwill. The purchase price allocations were preliminary and will be completed in fiscal year 2007. As of December 31, 2006 goodwill and intangible assets represented approximately 42.8 percent and 34.8 percent of our total assets, respectively. Goodwill and intangibles of our Predecessor were not significant. Our goodwill and intangible assets have been allocated to our reporting units for the purpose of assessing impairment.

Goodwill. We perform an annual impairment review of goodwill unless events occur which trigger the need for an earlier impairment review. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business. Future events could cause us to conclude that impairment indicators exist and that goodwill associated with our business is impaired at a reporting unit level in accordance with SFAS No. 142, Goodwill and Other Intangible Assets.

In order to perform the impairment analysis, management makes certain assumptions used to measure the fair value of the respective reporting unit. The fair value of our reporting units is estimated using the discounted cash flow method. The key assumptions used by management include assumptions regarding discount rates, future earnings and the fair value of assets and liabilities. The discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The assumptions about future earnings and cash flows are based on our budgets, projections and business plans. These projections include assumptions regarding the near term growth rates of our business as well as assumptions about the perpetual growth rate for periods beyond the long-term business plan period. In estimating the fair values of our reporting units, we also use research analyst estimates, as well as comparable market analyses.

If the carrying amount of a reporting unit exceeds its estimated fair value, the amount of impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Indefinite-Lived Intangible Assets. We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite- lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Definite-Lived Intangible Assets. We assess the impairment of our assets, including definite-lived intangible assets, whenever events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. When we determine that there is an indicator that the carrying value of definite-lived intangible assets may not be recoverable, we measure impairment based on estimates of the assets’ fair value using the appropriate Income Approach valuation methodology. These estimates include assumptions about future conditions within the Company and the industry including projected growth rates, cost of capital, effective tax rate, tax amortization periods, technology royalty rates and technology life cycles, the regulatory and legal environment, and industry and economic trends. The assumptions used in evaluating intangible assets for impairment are subject to change and are tracked against historical results by management. If the carrying value of the intangible asset exceeds its estimated fair value, an impairment loss is recognized in an amount equal to that excess. The value of definite-lived intangible assets is determined using various income approach valuation methodologies. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Impairment of Long-Lived Assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about future conditions within the Company and the industry. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. Any resulting impairment loss could have a material adverse impact on our financial condition and results of operations.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost is generally computed on a first-in, first-out basis. We conduct quarterly inventory reviews for salability and obsolescence. Allowances are determined by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales and by analyzing the age of inventory, in order to identify specific components of inventory that are judged unlikely to be sold. Inventory is written off in the period in which disposal occurs and could have a material adverse impact on our financial condition and results of operations.

Income Taxes

Income tax expense and deferred tax assets and liabilities reflected in the financial statements are based on certain estimates and judgments in the calculation of tax provisions and the resultant tax liabilities and in the recoverability of deferred tax assets arising from temporary differences between the tax and financial statement recognition of revenue and expense. The ultimate tax outcome of a business transaction may be uncertain due to the application of complex tax laws in the various worldwide jurisdictions where we operate. We recognize potential tax liabilities for anticipated tax audit issues based on our judgment of the ultimate resolution in the tax jurisdiction. We review our deferred tax assets for recoverability based on historical experience and current and anticipated market and economic conditions and trends.

A valuation allowance is recorded if we judge that it is more likely than not that some portion or all of the recorded deferred tax assets will not be realized in future periods. The realization of remaining deferred tax assets is principally dependent on future taxable income. Any reduction in future taxable income may require an additional valuation allowance to be recorded against the Company’s deferred tax assets. The valuation allowance can be affected by changes in tax laws, changes in statutory tax rates and changes in our estimates of future taxable income. An increase in the valuation allowance would result in additional income tax expense and could have a significant impact on future earnings.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109 (“FIN48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in accumulated deficit. The Company has not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

Pension and Post-Employment Benefit Plans

We sponsor various pension and post-employment benefit plans covering our employees in several countries. The estimates of our obligations and related expense of these plans recorded in our financial statements are based on many assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by management in consultation with outside advisors. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) loss. If total unrecognized (gain) loss exceeds a threshold of 10 percent of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in our financial statements. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes, adjusted to eliminate the effects of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.

The rate of increase in healthcare costs directly impacts the estimate of our future obligations in connection with our post-employment medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plans.

Share-Based Payment Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R) Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock units, be measured at fair value and recognized as compensation expense over the requisite service period.

Prior to July 1, 2005, TI accounted for awards granted under those plans following the recognition and measurement principles of APB 25, and related interpretations. No compensation cost was reflected in the Sensors & Controls business operations for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under TI’s employee stock purchase plans). Compensation cost has been recognized for restricted stock units (RSUs).

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application method. Under this transition method, compensation cost recognized in the year ended December 31, 2005 and the period January 1, 2006 to April 26, 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in TI’s pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for prior periods have not been restated.

The effect on the Sensors & Controls business for the year ended December 31, 2005, from TI’s adoption of SFAS No.123(R) as of July 1, 2005, was an increase in share-based compensation expense of $2.7 million, and a decrease in net income of $2.0 million.

The amounts above include S&C’s portion of the impact of recognizing compensation expense related to participation in TI’s non-qualified stock options offered under TI’s employee stock purchase plan. Compensation expense related to RSUs was already being recognized before implementation of SFAS No.123(R).

The total amount of recognized share-based compensation cost, which was related to outstanding RSUs applicable to the Sensors & Controls business, was $49 thousand for the period from January 1, 2006 to April 26, 2006, and $151 thousand for the year ended December 31, 2005.

All options under the Predecessor’s plans were settled in cash effective on the date of the Acquisition and certain employees received new grants of share-based awards. For the Successor, the expense recognized under

SFAS 123(R) was $1,259 thousand for the period from April 27, 2006 to December 31, 2006. The calculation of share-based compensation expense requires management to make assumptions regarding the fair value of the share-based awards. Those assumptions include future operating results, potential volatility of the value of the Company, discount rates and forfeiture rates and exercise patterns. See further discussion of share-based payments in Note 13 of our consolidated and combined financial statements.

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in accumulated deficit. We have not determined the effect, if any, the adoption of FIN 48 will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. We are currently reviewing SFAS 157 to determine its impact, if any, on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (“SFAS 158”). SFAS 158 requires employers to fully recognize the funded status of benefit plans in their financial statements and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period, but are not recognized as components of net periodic benefit costs. In addition, SFAS 158 requires employers to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position and provide certain other disclosures. Sensata early adopted the recognition and disclosure provisions of SFAS 158 as of December 31, 2006, for further discussion, see Note 12 of the consolidated and combined financial statements included elsewhere in this report.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Sensata. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of SFAS 159 for the fiscal year beginning January 1, 2007.

Corrective Action Plan for Material Weaknesses in Internal Control Over Financial Reporting

In connection with the preparation of our financial statements for the year ended December 31, 2006, our management assessed the existence and overall effectiveness of internal control over financial reporting and related disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2006 due to material weaknesses in our internal control over financial reporting (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 2), which were identified and communicated to us and our audit committee by our independent registered public accounting firm, Ernst & Young LLP. Our independent registered public accounting firm identified and communicated the following to us and our audit committee:

•	lack of quantity of staff which led to issues related to timeliness and accuracy of financial reporting;

•	lack of sufficient experience among the finance staff responsible for financial reporting; and

•	lack of sufficiently robust procedures to meet financial reporting obligations.

Because of the foregoing material weaknesses our Chief Executive Officer and Chief Financial Officer determined that our internal control over financial reporting and related presentation and disclosure controls are not effective. We have taken the following actions to remediate the material weaknesses described above:

•

recruited Jeffrey Cote, an experienced public company financial officer, who became our new Chief Financial Officer effective January 1, 2007, Robert Hureau, who became our new Vice President Corporate Controller effective February 19, 2006, and Brian Lemay, who became our new Vice President of Tax effective March 5, 2006;

•	continued recruitment of additional experienced personnel in key finance and accounting areas;

•	commenced review of our internal control over financial reporting;

•	added additional temporary finance resources to support financial reporting requirements;

•	added qualified personnel to our recently formed Internal Audit Department; and

•	developed an internal audit plan for fiscal year 2007 covering both operational reviews and Section 404 implementation.

As of December 31, 2006, our remediation efforts related to the material weakness described above were not complete. However, we will continue to focus on these initiatives and the remediation of our material weaknesses in a timely manner. Our efforts to remediate the material weaknesses will continue into 2007.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. Changes in these rates may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

We do not enter into financial instruments for trading or speculative purposes.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of the end of each reporting period. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

Given the leveraged nature of the Company, we have significant exposure to changes in interest rates. From time to time we may enter into interest rate swap agreements to manage interest rate risk. Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on our outstanding and forecasted debt, in June 2006 we executed U.S. dollar interest rate swap contracts covering $485.0 million of variable rate debt. The interest rate swaps amortize from $485.0 million on the effective date to $25.0 million at maturity in January 2011. We entered into the interest rate swaps to hedge a portion of our exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of our variable rate debt to fixed rates.

The swaps are accounted for in accordance with SFAS Nos. 133, 138, and 149. No ineffective portion was recorded to earnings during 2006. The critical terms of the interest rate swap are identical to those of the designated variable rate debt under our Senior Secured Credit Facility. The terms of the swaps are shown in the following table:

Notional Principal Amount (dollars in millions)	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$485.0	January 27, 2011	3 Month LIBOR	5.377

Further, consistent with our risk management objective and strategy to reduce exposure to variability in cash flows on outstanding and forecasted debt, in June 2006 we executed euro interest rate collar contracts covering €250.0 million variable rate debt. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our EURIBOR-based debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on its EURIBOR-based variable rate debt at prevailing market rates. The EURIBOR rate was 3.7 percent as of December 31, 2006.

The terms of the collars are shown in the following table:

Initial Notional Principal Amount (euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At prevailing market rates between	Floor
€ 250.0	None	July 27, 2006	July 27, 2007	4.15%	2.95%-4.15%	2.95%
€ 250.0	None	July 27, 2007	July 27, 2008	4.30%	3.15%-4.30%	3.15%
€ 250.0 to € 160.0	Amortizing	July 27, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

As of December 31, 2006 we had euro denominated debt of € 641.4 million ($846.6 million).

The significant components of our long-term debt are as follows:

	Interest Rate	Outstanding balance as of December 31, 2006	Outstanding balance as of December 31, 2005	Fair value as of December 31, 2006
	(dollars in thousands)
Senior secured term loan facility (denominated in U.S. dollars)	7.07%	$945,250	$—	$941,115
Senior secured term loan facility (€396.4 million)	5.13%	523,176	—	525,137
Revolving credit facility (denominated in U.S. dollars)	—	—	—	—
Senior notes (denominated in U.S. dollars)	8.00%	450,000	—	435,375
Senior subordinated notes (€245.0 million)	9.00%	323,375	—	327,014
Capital lease obligations	9.00%	30,832	31,165	30,832

Total		$2,272,633	$31,165	$2,259,473

Sensitivity Analysis

As of December 31, 2006, we had dollar and euro denominated variable rate debt with an outstanding balance of $1,468.4 million issued under our Senior Secured Credit Facility, as follows:

•

$945.3 million of U.S. dollar denominated variable rate debt. An increase of 1 percentage point in the LIBOR rate would result in additional annual interest expense of $9.5 million. This increase would be offset by a reduction of $4.9 million in interest expense resulting from the Company’s $485.0 million of variable to fixed interest rate swaps.

•

€396.4 million ($523.2 million equivalent as of December 31, 2006) of variable rate debt. An increase of 1 percentage point in the EURIBOR rate would result in additional annual interest expense of $5.2 million. Depending upon prevailing EURIBOR rates, this increase may be offset by a reduction in interest expense resulting from our €250.0 million ($330.0 million) of interest rate collars.

We have $450.0 million of fixed rate debt. If market rates relating to this debt increased / (decreased) by 1 percentage point, the value of the debt would (decrease) / increase by $23.2 million.

We have €245.0 million ($323.4 million U.S. dollar equivalent as of December 31, 2006) of fixed rate debt. If market rates relating to this debt (decreased) / increased by 1 percentage point, the value of the debt would increase / (decrease) by $20.3 million.

Total euro-based debt outstanding as of December 31, 2006 was €641.4 million ($846.6 million U.S. dollar equivalent as of December 31, 2006). An increase/(decrease) of 10 percent in the euro/dollar exchange rate would result in an increase/(decrease) to earnings of $84.7 million.

Foreign Currency and Other Risks

We are also exposed to market risk from changes in foreign currency exchange rates and commodity prices which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment under SFAS No. 133 which may result in volatility to earnings depending upon fluctuations in the underlying markets.

Our primary foreign currency exposures include the euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, Great Britain pound and Brazilian real.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d - 15(e) of the Securities Exchange Act of 1934), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not operating effectively as of December 31, 2006 due to material weaknesses in our internal control over financial reporting.

Evaluation of Changes in Internal Control over Financial Reporting

The following material weaknesses in our internal control over financial reporting have previously been communicated to us and our audit committee by our independent registered public accounting firm:

•	lack of quantity of staff which led to issues related to timeliness and accuracy of financial reporting;

•	lack of sufficient experience among the finance staff responsible for financial reporting; and

•	lack of sufficiently robust procedures to meet financial reporting obligations.

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal controls over financial reporting that occurred during our last fiscal quarter. During our last fiscal quarter, we commenced the following actions to remediate the material weaknesses described above:

•

recruited Jeffrey Cote, an experienced public company financial officer, who became our new Chief Financial Officer during January 2007, Robert Hureau, who became our new Vice President Corporate Controller effective February 19, 2006, and Brian Lemay, who became our new Vice President of Tax effective March 5, 2006.

•	continued recruitment of additional experienced personnel in key finance and accounting areas;

•	commenced review of our internal control over financial reporting;

•	added additional temporary finance resources to support financial reporting requirements;

•	added qualified personnel to our recently formed Internal Audit Department; and

•	developed an internal audit plan for fiscal year 2007 covering both operational reviews and Section 404 implementation.

As of December 31, 2006, our remediation efforts related to the material weakness described above were not complete, and we will continue to focus on these initiatives and the remediation of our material weaknesses in a timely manner.

Important Considerations

The effectiveness of our disclosure controls and procedures and our internal control over financial reporting is subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error, and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time. Because of these limitations, there can be no assurance that any system of disclosure controls and procedures or internal control over financial reporting will be successful in preventing all errors or fraud or in making all material information known in a timely manner to the appropriate levels of management.

ITEM 9B. OTHER	INFORMATION

All information required to be reported on a Form 8-K has been reported to bondholders.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of March 12, 2006 regarding individuals who serve as our directors and executive officers.

Name	Age	Position(s)
Thomas Wroe	56	Chief Executive Officer and Chairman of the Board
Martha Sullivan	50	Executive Vice President, Chief Operating Officer and Director
Jeffrey Cote	40	Senior Vice President and Chief Financial Officer
Robert Kearney	59	Senior Vice President, Corporate Services
Donna Kimmel	44	Senior Vice President, Human Resources
Steve Major	49	Senior Vice President, Sensors
Jean-Pierre Vasdeboncoeur	55	Senior Vice President, Controls
Richard Dane, Jr.	52	Senior Vice President, Global Operations
Michael Ward	43	Director
Stephen Zide	46	Director
Paul Edgerly	51	Director
Ed Conard	50	Director
Walid Sarkis	37	Director
John Lewis	42	Director

Thomas Wroe has served as Chief Executive Officer and a director since the completion of the Transactions, and as Chairman of the Board since June 2006. Mr. Wroe served as the President of the sensors and controls business of TI since June 1995 and as a Senior Vice President of TI since March 1998. Mr. Wroe has been with TI since 1972, and prior to becoming President of the S&C Business, Mr. Wroe worked in various engineering and business management positions.

Martha Sullivan was appointed Executive Vice President and Chief Operating Officer by the Board of Directors in January 2007. She has served as Chief Operating Officer and a director since the completion of the Transactions. Ms. Sullivan served as Sensor Products Manager for the sensors and controls business of TI since June 1997 and as a Vice President of TI since 1998. Ms. Sullivan has been with TI since 1984 in various engineering and management positions, including Automotive Marketing Manager, North American Automotive General Manager and Automotive Sensors and Controls GBU Manager.

Jeffrey Cote was appointed Senior Vice President, Chief Financial Officer by the Board of Directors in January 2007. From March 2005 to December 2006, Mr. Cote was Chief Operating Officer of the law firm Ropes & Gray. From January 2000 to March 2005, Mr. Cote was Chief Operating and Financial Officer of Digitas. Previously he worked for Ernst & Young LLP.

Robert Kearney was appointed Senior Vice President, Corporate Services by the Board of Directors in January 2007. Prior to January 2007, he served as Chief Financial Officer since the completion of the Transactions. Mr. Kearney served as Global Finance and Information Technology Manager for the sensors and controls business of TI since July 2001 and as a Vice President of TI since 2001. Mr. Kearney has been with TI since 1973, and has been employed in various financial and management positions including Vice President and Controller of Materials & Controls, Officer and Finance Director of TI Japan, S&C Asia Regional Manager and S&C Interconnection GBU Manager.

Donna Kimmel was appointed Senior Vice President, Human Resources by the Board of Directors in January 2007. She has served as Vice President, Human Resources since the completion of the Transactions. Ms. Kimmel served as Human Resources Manager for the sensors and controls business of TI since January 2005 and as Vice President of TI since 2005. Prior to that, Ms. Kimmel served as Worldwide Business HR Manager for the Broadband Communications Group of TI from January 2000 to January 2005 and as Worldwide Manager of Leadership and Organization Development for TI from 1997 to January 2000. Prior to joining TI, Ms. Kimmel held various human resources management positions in the financial services industry.

Steve Major was appointed Senior Vice President, Sensors by the Board of Directors in January 2007. He has served as Vice President, Sensors since the completion of the Transactions. Mr. Major served as the General Manager for North American Automotive Sensors for the sensors and controls business since 2000. Mr. Major joined TI in 1983 after serving four years in the United States Army.

Jean-Pierre Vasdeboncoeur was appointed Senior Vice President, Controls by the Board of Directors in January 2007. He has served as Vice President, Controls since the completion of the Transactions. Mr. Vasdeboncoeur joined TI in 1978 and has been employed in various financial and business positions including Control Product Europe Business Manager and Motor Controls Global Strategy Manager.

Richard Dane, Jr. was appointed Senior Vice President, Global Operations by the Board of Directors in January 2007. He has served as Vice President, Operations since the completion of the Transactions. Mr. Dane served as BCP Strategy Manager for the sensors and controls business of TI since April 2001 and as a Vice President of TI since 2002. Mr. Dane has been with TI since 1977, and has been employed in various management positions including S&C General Manager in Canada, RFID Systems General manager in Germany and S&C Best Cost Producer Strategy Manager.

Michael Ward has served as director since the completion of the Transactions. He is a member of the Audit and the ECG Committees. Mr. Ward is a Managing Director of Bain Capital and joined the firm in 2003. From 1997 through 2003 Mr. Ward was President and Chief Operating Officer of Digitas. Prior to Digitas, Mr. Ward spent four years with Bain & Company and nine years with Price Waterhouse.

Stephen Zide has served as a director since the completion of the Transactions. He is a member of the Audit and the ECG Committees. Mr. Zide has been a Managing Director of Bain Capital since 2001 and joined the firm in 1999. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a strategic partner of Bain Capital in Sydney, Australia. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms.

Paul Edgerley has served as a director since the completion of the Transactions. He is a Managing Director of Bain Capital, where he has worked since 1988. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and a manager in the healthcare, information services, retail and automobile industries. Previously he worked at Peat Marwick Mitchell & Company.

Ed Conard has served as a director since the completion of the Transactions. Mr. Conard is a Managing Director of Bain Capital and joined the firm in 1993. Prior to joining Bain Capital, Mr. Conard was a director of Wasserstein Perella from 1990 to 1992 where he headed the firm’s Transaction Development Group. Previously, Mr. Conard was a Vice President at Bain & Company, where he headed the firm’s operations practice and managed major client relationships in the industrial manufacturing and consumer goods industries. Mr. Conard also has experience as both a product and manufacturing engineer in the automobile industry.

Walid Sarkis has served as a director since the completion of the Transactions. Mr. Sarkis is a Managing Director of Bain Capital, where he has worked since 1997. Prior to joining Bain Capital, Mr. Sarkis was a consultant with the Boston Consulting Group in France where he provided strategic and operational advice to companies in the consumer products and industrial goods sectors. Previously he was an officer in the French Army.

John Lewis has served as a director since the completion of the Transactions. John Lewis is a Partner of CCMP Capital Asia and currently oversees the firm’s activities in China. Prior to joining CCMP Capital Asia in 1996, Mr. Lewis was a member of Chase Manhattan Bank’s Merchant Banking Group in Hong Kong for two years, where he was responsible for developing Chase’s direct investment business in Asia. Previously, he worked in Chase’s Merchant Banking Group in New York for four years, focusing on providing debt and equity financing for leveraged acquisitions.

There are no family relationships between any of our executive officers or directors.

Code of Ethics

We have adopted a code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor Relations page of our website at http://www.sensata.com/about/investor.htm.

ITEM 11. EXECUTIVE	COMPENSATION

Compensation Discussion and Analysis

Compensation Philosophy and Objectives

Our philosophy in establishing compensation policies for our officers and executive officers, including the Named Executive Officers, is to align compensation with our strategic goals and our sponsors’ growth objectives, while concurrently providing competitive compensation that enables us to attract and retain highly qualified executives.

The primary objectives of our compensation policies for officers and executive officers, including Named Executive Officers are to:

•	attract and retain officers and executive officers by offering total compensation that is competitive with that offered by similarly situated companies and rewarding outstanding personal performance;

•	achieve our long term value creation objectives as outlined by our sponsors;

•	promote and reward the achievement of short-term objectives; and

•

align the interests of our officers and executive officers, including our Named Executive Officers, with those of the Company by making long-term incentive compensation dependent upon financial performance.

Executive compensation is based on our pay-for-performance philosophy, which emphasizes both company and individual performance measures that correlate closely with the achievement of both short and long term performance objectives as set by our sponsors. To motivate our officers and executive officers, including our Named Executive Officers, we focus primarily on equity compensation that is tied directly to long term value creation goals. Additionally, we provide competitive cash compensation rewards to our officers and executive officers, including our Named Executive Officers, that focus on the achievement of short-term objectives.

By design, our base salaries are below market, offset by the longer term potential value of the equity compensation, and by the opportunity for annual incentive bonuses and participation in a profit-sharing program.

For years in which we perform well, the officers and executive officers, including the Named Executive Officers, can earn additional compensation under our performance-based annual bonus and profit-sharing plans such that the officers’ total annual cash compensation meets or exceeds the median annual cash compensation paid by comparable companies. See the “Cash Compensation” section below for additional information. We believe putting a portion of our executives’ total cash compensation at risk encourages our executives to strive to meet the overall performance goals of the Company as well as their individual performance goals.

We retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual benchmark review of our executive compensation, based on a number of sources. These sources include:

•

the CHiPS Executive Senior Management Total Compensation Survey published by Pearl Meyer & Partners, a Clark Consulting Practice, which reviews executive compensation of approximately 180 participating technology companies and covers all aspects of compensation – base salaries, bonuses, profit sharing, long term incentives, supplemental executive benefits and perquisites;

•

the Benchmark and Executive Surveys Overall Practices Report published by Radford, an AON Company, which reviews executive compensation of approximately 700 participating companies, primarily technology, covering base salary, incentives, stock and total cash/total direct compensation; and

•

the Towers Perrin Compensation Data Bank® (CDB) Executive Compensation Database, which reviews executive compensation of approximately 800 participating companies and focuses on total direct compensation comprised of salary, bonus and long term incentives.

Using a simple average of these three surveys, we benchmark our base salary and annual bonus against the median base and total cash compensation for participating companies with revenues from $1 billion to $3 billion.

Role of the Executive, Compensation and Governance Committee

The Executive, Compensation and Governance Committee, or the ECG, of the board of directors of Sensata Technologies, Inc. (“STI”) is composed of two independent members of the board of directors of STI, Michael Ward and Stephen Zide. The ECG is responsible for reviewing and approving the compensation for the officers and executive officers, including the Named Executive Officers as listed in the Summary Compensation Table below. The ECG will review the overall compensation philosophy and objectives on an annual basis.

Role of Officers in Determining Compensation

The Company expects that the Chief Executive Officer and Senior Vice President, Human Resources will provide analysis and recommendations, on compensation issues and attend meetings of the ECG, as requested by the ECG. The Company has a Director of Compensation, who provides available resources and analysis for making compensation recommendations to the ECG. The ECG may meet in executive session without any executive officers present.

Transition from Texas Instruments Incorporated

As described elsewhere in this Form 10-K, in April 2006, Sensata Technologies B.V. was formed when several funds associated with Bain Capital Partners, LLC and CCMP Capital Asia Ltd. acquired the sensors and controls business of TI, which we refer to as the Acquisition. We expect to continue to maintain our current compensation philosophy and objectives. Additionally, the actual compensation paid in 2006 during the post-Acquisition transition contained aspects of compensation that may not be reflective of compensation paid in subsequent periods, as described in more detail below.

Components of Compensation

Compensation for the officers and executive officers, including Named Executive Officers, consists of the following components:

Cash Compensation

Our officers and executive officers, including our Named Executive Officers, receive annual cash compensation in the form of base salary, annual incentive bonuses and profit-sharing which collectively constitute the executive’s total annual cash compensation. The levels of total annual cash compensation are established annually under a program intended to maintain parity with the competitive market for executives in comparable positions. Total annual cash compensation for each position is targeted at the “market value” for that position.

We maintain base salaries, which are the fixed component of annual cash compensation, below market value, thereby putting a larger portion of the executive’s total annual cash compensation at risk. Annual incentive awards (the annual incentive bonus and profit-sharing) are targeted at a level that, when combined with base salaries, should yield total annual cash compensation that approximates market value when the company, operating units and individuals meet performance goals. Accordingly, when our financial performance exceeds our applicable annual targets and individual performance contributes to meeting our objectives, total annual cash compensation for a position generally should exceed the position’s market value. Conversely, when our financial performance does not meet targets and/or individual performance does not have a favorable impact on our objectives, total annual cash compensation generally should be below market levels.

Base Salary. Base salary for officers and executive officers, including Named Executive Officers, is established based on the individual’s scope of responsibilities, taking into account competitive market compensation paid by other companies to executives in similar positions. We believe that executive base salaries should be targeted below the median range of salaries paid to executives with similar responsibilities and in similar positions with comparable companies, as measured by our benchmark described above. Base salaries are reviewed annually and adjusted to realign salaries with market levels after taking into account each individual’s responsibilities, performance and experience. In 2006, in keeping with our strategy, we paid base salary for our officers and executive officers, including our Named Executive Officers, below the median level of salaries for executives in similar positions with comparable companies.

Annual Incentive Bonus. Annual incentive bonuses are used to provide compensation to officers and executive officers, including Named Executive Officers, which is tied directly to our annual EBITDA (earnings before interest, taxes, depreciation, and amortization) growth goal, which is aligned to our sponsors’ growth objectives. If we meet our EBITDA growth goal, then we pay out 100% of the pre-determined bonus pool. If we exceed our EBITDA growth goal, then we pay out more than 100% of the pre-determined bonus pool, and if we fall short of our EBITDA growth goal, we pay out less than 100% of the pre-determined bonus pool. We expect the payout percentages relative to our performance scale to be determined by the Chief Executive Officer and reviewed and approved by the ECG at the beginning of each year. The performance target for the Chief Executive Officer is set by the ECG based on comparables supplied by the Director of Compensation and the amount of the annual incentive bonus to be paid to the Chief Executive Officer is determined by the ECG based on Sensata’s achievement of our EBITDA growth goal, as such targets may be adjusted by the CEO and ECG. In 2006, in keeping with our strategy and based on 2006 performance, we paid annual incentive bonus for our officers and executive officers, including our Named Executive Officers slightly below the median level of annual incentive bonuses for executives in similar positions with comparable companies.

Profit-Sharing. We also provide annual cash incentive to all of our employees, including our Named Executive Officers, through a profit sharing program. The profit-sharing program is tied directly to our annual EBITDA growth goal. Payout of this incentive is based on eligible earnings. The Chief Executive Officer, with the ECG, determines the EBITDA growth goals for the year and sets the corresponding payout. If we exceed our EBITDA goal, then we pay out more than 100% of the pre-determined profit sharing pool, and if we fall short of our EBITDA goal, we pay out less than 100% of the pre-determined profit sharing pool. Profit-sharing incentives are paid in February based on the previous year’s EBITDA results.

Equity Compensation

Upon completion of the Acquisition, officers and executive officers, including Named Executive Officers were granted equity. This equity was granted pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan as a primary incentive to achieve growth goals and retain executive talent. Also in connection with the Acquisition, all employees who previously held TI restricted stock were granted restricted stock pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Securities Purchase Plan.

Options. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, or the Stock Option Plan, we may award non-qualified options, subject to review by the CEO and ECG. All awards are in the form of options exercisable for Ordinary Shares and a fixed amount of Ordinary Shares has been reserved for issuance under this plan. All awards of options under the plan are divided into three equal portions, or tranches. The first tranche is subject to time vesting and will fully vest on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche, but are subject to performance criteria being met. Options granted under this plan are generally not transferable by the optionee. Except as otherwise provided in specific option award agreements, options that are fully vested expire 60 days after termination of the optionee’s employment for any reason other than termination for cause (in which case the options expire on the optionee’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the optionee’s termination date). In addition, any securities issued to an optionee upon an exercise of an option granted under the plan are subject to repurchase upon termination of the optionee’s employment. Any optionee who exercises an option awarded under this plan automatically becomes subject to the Management Security holders Addendum to the plan that provides additional terms and conditions upon which the optionee may hold the securities. The term of all options granted under this plan may not exceed ten years.

Restricted Stock. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Securities Purchase Plan, or the Securities Purchase Plan, we may award certain restricted securities, subject to review by the CEO and ECG. All awards of restricted securities are in the form of Ordinary Shares. The management board of our parent may authorize awards under this plan at its discretion from time to time. The management board may also sell restricted securities to any participant in this plan at prices the board may determine at its sole discretion. Restricted securities granted under this plan are generally not transferable by the recipient of the securities. In addition, any restricted securities granted under the plan are subject to repurchase upon termination of the recipient’s employment. Any recipient of restricted securities under this plan, either by award or purchase, automatically becomes subject to the Management Securityholders Addendum to the plan that provides additional terms and conditions upon which the recipient may hold the restricted securities. Other than in connection with the Acquisition, we did not make any awards of restricted stock in 2006.

Retirement and Other Benefits

The Named Executive Officers are eligible to participate in the retirement and benefit programs as described below. The ECG reviews the overall cost to the Company of the various programs generally when changes are proposed. The ECG believes the benefits provided by these programs are important factors in attracting and retaining the officer and executive officers, including the Named Executive Officers.

Pension Plan. As part of their post-employment compensation, some of the Named Executive Officers participate in our Pension Plan[s]. See the “Pension Benefits” section for more information on the benefits and terms and conditions of our Pension Plan[s].

Supplemental Benefit Plan. The Sensata Technologies Supplemental Pension Plan is a nonqualified benefit payable to participants that is the difference between the vested benefit actually payable under the Sensata Technologies Employees Pension Plan (any benefit over $220,000) at the time of computation (and in the form of a benefit for which the computation is made) and the vested benefit that would be payable under the Sensata Technologies Employees Pension Plan.

401(k) Savings Plans. The Named Executive Officers are eligible to participate in these plans on the same basis as all other eligible employees. The type of plan in which a person participates depends on his or her previous employment with TI and whether the individual participates in the TI Pension Plan or the Sensata Technologies, Inc. Pension Plan.

Plan A: Dollar for Dollar Matching

•

For new employees, we match the employee’s 401(k) contributions dollar for dollar, up to 4% of the employee’s contribution. Mr. Wroe and Mr. Kearney are participants in this plan because each one retired under the TI Pension Plan in connection with the Acquisition and are considered new hires.

•

We also match employee 401(k) contributions dollar for dollar, up to 4% of the employee’s contributions for employees who chose in 1999 to stop participation in TI’s Pension Plan. For these employees, in addition to matching the employee’s contributions up to 4%, we also contribute to the plan 2% of the employee’s eligible earnings. Ms. Kimmel is a participant in this plan.

Plan B: Fifty Cents per Dollar Matching

•

For employees who transferred to the Sensata Technologies, Inc. Pension Plan from (but did not retire under) the TI Pension Plan, we match $0.50 per $1.00 contributed by the employee, up to 4% of the employee’s contribution. These employees participate in the Sensata Technologies, Inc. Pension Plan. Ms. Sullivan and Mr. Dane are participants in this plan.

Health and Welfare Plans. We provide medical, dental, vision, life insurance and disability benefits to all eligible non-contractual employees. The Named Executive Officers are eligible to participate in these benefits on the same basis as all other employees.

Post-Employment Medical Plan. In general, employees, including executives, with 20 more years of service, including time worked at TI, are eligible for Retire Health & Dental benefits. Individuals hired on or after January 1, 2007 and individuals who retired from TI, including Mr. Wroe and Mr. Kearney, are not eligible for Retire Health & Dental benefits from the Company. Ms. Sullivan, Mr. Dane and Ms. Kimmel are eligible for this plan.

Perquisites

We offer limited perquisites for our executive officer group, including the Named Executive Officers, primarily financial counseling and an annual physical. See the Summary Compensation Table for a listing of the reportable perquisites for the Named Executive Officers.

Employment Agreements, Change-In-Control Provisions and One-Time Payments

Several of our Named Executive Officers received payments from TI in connection with the close of the Acquisition. Also, some of our Named Executive Officers who had been with TI less than 20 years and held options to purchase TI stock, had their TI options accelerated and were cashed out in connection with the Acquisition. See the Summary Compensation Table for a listing of the divestiture and stock cash out bonuses for the Named Executive Officers. Also, each of the following compensation programs, in which each of the Named Executive Officers participates, contains provisions which accelerate that program’s benefit if certain change-in-control events occur: Stock Option Plan awards, Restricted Stock Option awards and Securities Purchase Plan awards.

In addition, we have employment agreements in place with all of our Named Executive Officers. The agreements are for a one-year term, automatically renewing for successive additional one-year terms. Each Named Executive Officer is entitled to an annual base salary and is eligible to earn an annual incentive bonus and participate in profit-sharing in an amount equal to a certain percentage of his or her annual base salary, as previously described. If any Named Executive Officer, other than Mr. Wroe, is terminated without “cause” (as defined in the employment agreements), or if the Named Executive Officer terminates his or her employment for “good reason” (as defined in the employment agreements), during the employment term, then the Named Executive Officer will be entitled to a severance payment equal to one year of his or her annual base salary plus an amount equal to the average of the Named Executive Officer’s annual bonus for the two years preceding his or her termination. If Mr. Wroe is terminated without cause, or Mr. Wroe terminates his employment for good reason, during his employment term, Mr. Wroe will be entitled to a severance payment equal to two years of his annual base salary plus an amount equal to the annual bonus payments Mr. Wroe received for the two years preceding his termination. We believe that these agreements serve to maintain the focus of our Named Executive Officers and ensure that their attention, efforts and commitment are aligned with maximizing our success. These agreements avoid distractions involving executive management that arise when the Board is considering possible strategic transactions involving a change in control and assure continuity of executive management and objective input to the Board when it is considering any strategic transaction.

REPORT OF EXECUTIVE, COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE

The Executive, Compensation and Corporate Governance Committee (“ECG”) has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2006 with management. Based on such review and discussions, the ECG recommended to the board that the CD&A be included in this annual report on Form 10-K for the year ended December 31, 2006.

By the Executive, Compensation and Corporate Governance Committee:

Michael Ward

Steven Zide

Summary Compensation Table

The following table includes information regarding our named executive officers total compensation earned during fiscal year 2006. For more information about the components of total compensation, please refer to:

•	“Compensation Discussion and Analysis—Cash Compensation” for information about salary;

•	“Compensation Discussion and Analysis—Cash Compensation” for information about bonuses and other non-equity incentives;

•	“Compensation Discussion and Analysis—Equity Compensation” for information about awards of restricted securities and options;

•	“Compensation Discussion and Analysis—Retirement and Other Benefits” for information about pension and other retirement programs; and

•	“Compensation Discussion and Analysis—Perquisites” for information about our other compensation.

Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas Wroe Chief Executive Officer	2006	$415,050	$450,000	$111,543	$188,308	—	—	$3,216,333	$4,381,234

Robert Kearney Chief Financial Officer	2006	$190,560	$75,000	—	$60,745	—	—	$671,061	$997,366

Martha Sullivan Chief Operating Officer	2006	$306,990	$240,000	$38,424	$157,936	—	$187,824	$711,613	$1,642,787

Richard Dane, Jr. Senior Vice President, Operations	2006	$197,630	$60,000	—	$85,042	—	$161,934	$448,814	$953,420

Donna Kimmel Senior Vice President, Human Resources	2006	$186,700	$95,000	$15,371	$48,596	—	—	$407,267	$752,934

(1)	Each named executive’s base salary was paid by TI during the period from January 1, 2006 to April 26, 2006 and was paid by Sensata during the period from April 27, 2006 to December 31, 2006. In addition, (i) in September 2006, the annual base salaries of Mr. Wroe, Mr. Kearney and Ms. Kimmel were increased to $450,000, $211,500 and $207,000, respectively; and (ii) Ms. Sullivan’s annual base salary was increased to $350,040 in June 2006. Mr. Dane’s annual base salary was increased to $199,140 in February 2006 through Sensata’s normal annual salary review process.
(2)	Represents the amortized SFAS 123(R) compensation cost to Sensata in 2006 of outstanding restricted stock unit awards as of December 31, 2006. See Note 13 to the financial statements included within this report for a discussion of the relevant assumptions used in calculating the compensation cost.
(3)	Represents the amortized SFAS 123(R) compensation cost to Sensata of unvested stock option awards as of December 31, 2006. See Note 13 to the financial statements included within this report for a discussion of the relevant assumptions used in calculating the compensation cost.
(4)	Reflects the actuarial increase during 2006 in the pension value provided under the Employees Pension Plan and the Supplemental Pension Plan.
(5)	The table below presents an itemized account of “All Other Compensation” provided in 2006 to our named executive officers, regardless of the amount and any minimal thresholds provided under the SEC rules and regulations.

Name	Financial Counseling($)(1)	Insurance Premium Contributions($)(2)	Matching Contributions to 401(k) Plan($)(3)	Supplemental Contributions to 401(k) Plan($)(4)	Profit Sharing Payments($)(5)	Payments for Unused Vacation Time ($)(6)	Divestiture Bonus(7)	Deferred Compensation Payments($)(8)	Dividend Payments on Restricted Stock($)(9)	Payments for Unvested TI Stock($)(10)	Relocation Expenses($)
Thomas Wroe	$4,344	$270	$4,400	—	$96,292	$50,319	$1,357,140	$1,702,668	$900	—	—
RobertKearney	$4,600	$270	$4,400	—	$27,046	$33,269	$265,000	$336,476	—	—	—
MarthaSullivan	$4,335	$270	$4,400	—	$37,372	—	$440,000	—	$450	$224,786	—
Richard Dane, Jr.	$4,335	$270	$5,665	—	$24,882	$2,193	$300,000	—	—	$58,939	$52,530
Donna Kimmel	$4,335	$270	$10,731	$6,968	$21,344	$9,603	$240,000	—	$180	$113,836	—

(1)	Represents payments made by Sensata in 2006 in connection with financial counseling provided to each of our named executive officers.
(2)	Represents payments made by Sensata in 2006 in respect of travel and accident insurance policies and premiums on behalf of each of our named executive officers.
(3)	Represents matching contributions made in 2006 by (i) TI in the amount of $4,400 to the 401(k) accounts of Mr. Wroe, Ms. Sullivan, Mr. Kearney and Mr. Dane and in the amount of $5,665 to the 401(k) account of Ms. Kimmel, and (ii) Sensata in the amount of $1,265 to the 401(k) account of Mr. Dane and in the amount of $5,136 to the 401(k) account of Ms. Kimmel.
(4)	Represents supplemental contributions made in 2006 to the 401(k) account of Ms. Kimmel by (i) TI in the amount of $4,400, and (ii) Sensata in the amount of $2,568.
(5)	Represents cash profit sharing payments made in 2006 by (i) TI in the amount of $14,267 to Mr. Wroe and $7,259 to Mr. Kearney, and (ii) Sensata in the amount of $82,025 to Mr. Wroe, $19,791 to Mr. Kearney, $37,372 to Ms. Sullivan, $24,882 to Mr. Dane, and $21,344 to Ms. Kimmel.
(6)	Represents payments made in 2006 for unused vacation time that could not be carried forward by (i) TI in the amount of $50,319 to Mr. Wroe and $33,269 to Mr. Kearney, and (ii) by Sensata in the amount of $2,193 to Mr. Dane and $9,603 to Ms. Kimmel.
(7)	Represents payments made by TI in connection with the sale of the S&C Business.
(8)	Represents deferred compensation payments made by TI in connection with Mr. Wroe’s and Mr. Kearney’s retirement from employment with TI.
(9)	Represents payments made by TI in connection with dividends on restricted stock.
(10)	Represents payments made by TI in respect of unvested stock options held by the named executive officers upon the completion of the sale of the S&C Business. Each such named executive officer received a payment equal to the number of unvested TI shares he or she held multiplied by $34.94.

Grant of Plan Based Awards Table

During fiscal year 2006, we granted restricted securities and stock options to our named executive officers pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“MOP”) and the First Amended and Restated Sensata Technologies Holdings B.V. 2006 Management Securities Purchase Plan (“MSPP”).

Information with respect to each of these awards on a grant by grant basis is set forth in the table below. For a detailed discussion of each of these awards, see “Summary Compensation” and “Compensation Discussion and Analysis—Equity Compensation” above.

		Estimated Future Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($/Share)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)
Thomas Wroe	6/2/2006 6/2/2006	— —	— —	— —	— —	— —	— —	— 52,118	1,942,495 —	$6.99 $0.00	$6.99 $6.99

Robert Kearney	6/2/2006	—	—	—	—	—	—	—	626,614	$6.99	$6.99

Martha Sullivan	6/2/2006 6/2/2006	— —	— —	— —	— —	— —	— —	— 8,977	1,629,191 —	$6.99 $0.00	$6.99 $6.99

Richard Dane, Jr.	6/2/2006	—	—	—	—	—	—	—	877,255	$6.99	$6.99

Donna Kimmel	6/2/2006 6/2/2006	— —	— —	— —	— —	— —	— —	— 3,591	501,291 —	$6.99 $0.00	$6.99 $6.99

(1)	Represents restricted securities issued to the named executive officers pursuant to MSPP.
(2)	Represents stock options issued to the named executive officers pursuant to MOP.
(3)	Represents the grant date fair value calculated under SFAS 123(R), and as presented in the financial statements included within this report.

Outstanding Equity Awards at Year End Table

The following equity awards granted to our named executive officers were outstanding as the end of fiscal year 2006: stock option awards and restricted stock awards granted pursuant to MOP and MSPP.

For more information about MOP and MSPP, see “Compensation Discussion and Analysis—Equity Compensation” above.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights Granted That Have Not Vested ($)
Thomas Wroe	—	1,942,495	—	$6.99	6/2/2016	52,118	$364,826	—	—
Robert Kearney	—	626,614	—	$6.99	6/2/2016	—	—	—	—
Martha Sullivan	—	1,629,191	—	$6.99	6/2/2016	8,977	$62,839	—	—
Richard Dane, Jr.	—	877,255	—	$6.99	6/2/2016	—	—	—	—
Donna Kimmel	—	501,291	—	$6.99	6/2/2016	3,591	$25,137	—	—

(1)	Option awards are divided into three tranches. The first tranche is subject to time vesting and vest fully on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche but are also subject to performance vesting.
(2)	In the case of each named executive officer other than Mr. Wroe, awards of restricted securities are subject to time vesting and vest on the earlier to occur of (a) a “change in control” (as defined in the award agreement for such named executive officer) and (b) June 2, 2007. In the case of Mr. Wroe, awards of restricted securities are subject to time vesting and vest on the earliest to occur of (a) Mr. Wroe’s “retirement” (as defined in the award agreement for Mr. Wroe), (b) a “change in control” (as defined in the award agreement for Mr. Wroe), and (c) June 2, 2009.

Option Exercises and Stock Vested

During fiscal year 2006, our named executive officers did not exercise any options, nor did any restricted securities held by any of our named executive officers vest.

Non-Qualified Deferred Compensation

None of our named executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Pension Benefits Table

The following table describes the estimated actuarial present value of accrued retirement benefits through the end of our 2006 fiscal year for each of our named executive officers. As described in the following table, Ms. Sullivan and Mr. Dane are eligible to participate in our Employees Pension Plan and Supplemental Pension Plan. For more information about these plans, see “Compensation Discussion and Analysis—Retirement and Other Benefits” above.

See Note 12 to the financial statements included within this report for a discussion of the relevant assumptions and valuation methods used for the present value calculations presented in the table below.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Thomas Wroe	—	—	—	—

Robert Kearney	—	—	—	—

Martha Sullivan	Employees Pension Plan Supplemental Pension Plan	21 21	$312,023 $418,951	$0 $0

Richard Dane, Jr.	Employees Pension Plan Supplemental Pension Plan	28 28	$409,388 $271,903	$0 $0

Donna Kimmel	—	—	—	—

Potential Payments upon Termination or Change in Control

The following table describes the compensation payable to each of our named executive officers in the event we terminate their employment with us in circumstances of involuntary termination, voluntary termination, death or disability, or a change in control. The table below reflects amounts payable to our named executive officers assuming their employment was terminated on December 31, 2006.

Name	Type of Payment	Termination Without Cause or Resignation
Thomas Wroe.	Base Salary Bonus Health and Welfare Benefits	$900,000 $450,000 $223	(1) (2)

Robert Kearney	Base Salary Bonus Health and Welfare Benefits	$211,500 $37,500 $4,207

Martha Sullivan	Base Salary Bonus Health and Welfare Benefits	$350,040 $120,000 $5,430

Richard Dane, Jr.	Base Salary Bonus Health and Welfare Benefits	$199,140 $30,000 $4,235

Donna Kimmel	Base Salary Bonus Health and Welfare Benefits	$207,000 $47,500 $2,004

(1)

Represents an amount equal to two years of Mr. Wroe’s current annual base salary of $450,000. In the event of termination of Mr. Wroe’s employment by us without cause or his resignation for good reason, he is entitled to receive severance in an amount equal to two years of his annual base salary at the time of his termination to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated.
(2)	Represents an amount equal to the sum of the annual bonus paid to Mr. Wroe in each of the two years immediately preceding the date he is terminated to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated. No annual bonus was paid to Mr. Wroe in 2005.

Termination without cause or resignation for good reason. Pursuant to the terms of the employment agreements with our named executive officers, if any of our named executive officers other than Mr. Wroe is terminated by us without “cause,” or if such named executive officer terminates his or her employment with us for “good reason” (as those terms are defined in the agreements) during the employment term, the named executive officer will be entitled to (i) a severance payment equal to one year of his or her annual base salary, (ii) an amount equal to the average of the named executive officer’s annual bonus for the two years preceding his or her termination, and (iii) continuation of his or her health and welfare benefits for a period of one year after his or her termination. If Mr. Wroe is terminated by us without “cause,” or Mr. Wroe terminates his employment with us for “good reason” (as those terms are defined in the agreement) during his employment term, Mr. Wroe will be entitled to (i) a severance payment equal to two years at his base salary, (ii) an amount equal to the bonus payments Mr. Wroe received in the two years preceding his termination, and (iii) continuation of his health and welfare benefits for a period of two years after his termination.

Termination with cause, resignation without good reason, death or disability. Pursuant to the terms of the employment agreements with our named executive officers, if any of our named executive officers is terminated by us with “cause,” if such named executive officer terminates his or her employment with us without “good reason” or such names executive officer’s employment with us is terminated due such named executive officer’s death or “disability” (as those terms are defined in the agreements) during the employment term, the named executive officer will be entitled to (i) his or her base salary through the date of termination and (ii) any bonus amounts to which he or she is entitled determined by reference to years that ended on or prior to the date of termination.

Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan. Pursuant to the terms of MOP, unless otherwise specified in an individual award agreement, if a participant in MOP ceases to be employed by us and our subsidiaries for any reason, then the portion of that participant’s options that have not fully vested as of the termination date shall expire at that time. The portion of a participant’s options that have fully vested as of that participant’s termination date shall expire (i) 60 days after the termination date if that participant ceases to be employed by us and our subsidiaries for any reason other than termination for “cause” (as defined in MOP) or due to death or “disability” (as defined in MOP), (ii) on the termination date if the participant’s employment is terminated with “cause”, and (iii) in the event the participant dies or suffers a “disability”, on the date that is six months after the date on which the participant’s employment ceases due to the participant’s death or “disability”.

All options that are subject only to time vesting are deemed fully vested upon consummation of a “change in control” (as defined in MOP). All options subject to performance vesting expire upon consummation of a “change in control” or “initial public offering” (as defined in MOP) to the extent they do not otherwise performance vest in connection with the “change in control” or “initial public offering”, as applicable.

Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan. Pursuant to the MSPP, unless otherwise specified in an individual award agreement, if a participant in MSPP ceases to be employed by us or any of our subsidiaries for any reason, then on or after the date such participant’s employment is terminated we may elect to purchase all or any portion of such participant’s restricted securities at a price per security equal to the fair market value, as determined in good faith by the management board of our parent, as of the anticipated closing date of the repurchase. This repurchase option terminates on the first to occur of a “change in control” or an “initial public offering” (as such terms are defined in MSPP).

For purposes of both MOP and MSPP, a “change in control” generally means (i) any transaction or series of transactions following which our equity sponsors or their respective affiliates cease to have more than 50% of the total voting power or economic interest in us or our parent, and (ii) a sale or disposition of all or substantially all of the assets of our parent, us and our subsidiaries on a consolidated basis. An “initial public offering” generally means an initial public offering of the ordinary shares of our parent pursuant to an offering registered under the Dutch Act on the Supervision of Securities Transactions 1995 (Wet toezicht effectenverkeer 1995), the Securities Act of 1933, or any similar securities law applicable outside of the Netherlands or the United States.

Director Compensation

We did not pay any compensation to our non-employee directors in fiscal year 2006.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are an indirect, wholly-owned subsidiary of Parent. The following table sets forth information with respect to the beneficial ownership of the capital stock of Parent by:

•	each person known to us to beneficially hold 5 percent or more of Parent’s common stock;

•	each of our directors;

•	each of our named executive officers; and

•

all of our executive officers and directors as a group. Except as noted below, the address for each of the directors and named executive officers is c/o Sensata Technologies, Inc., 529 Pleasant Street, Attleboro, Massachusetts 02703.

Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. There are no outstanding options to purchase ordinary shares that are currently exercisable or exercisable within 60 days.

Name	Number of Ordinary Shares	Percent
Owning 5 percent or more:
Sensata Investment Company S.C.A.(1)(2)(3)	144,029,636	99.8%
Directors and Named Executive Officers:
Thomas Wroe(4)	145,936	0.1%
Robert Kearney(5)	36,545	*
Martha Sullivan(6)	42,613	*
Richard Dane, Jr.(7)	21,818	*
Donna Kimmel(8)	18,136	*
Michael Ward(9)	—	*
Stephen Zide(9)	—	*
Paul Edgerley(9)	—	*
Ed Conard(9)	—	*
Walid Sarkis(9)	—	*
John Lewis(3)	—	*
All directors and executive officers as a group (14 persons)(9)	282,504	0.2%

*	Less than 1 percent.
(1)

Entities associated with Bain Capital (described in note 2 below) and CCMP (described in note 3 below) hold 89.6 percent and 10.1 percent, respectively, of the equity interests of Sensata Investment Company S.C.A. (“SCA”), an entity organized in Luxembourg. Because of the relationships described in (2) below and the governing arrangements of SCA, Bain Capital Investors, LLC (“BCI”) may be deemed to have voting and dispositive power with respect to the shares held by SCA, but it disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
(2)	Bain Capital Fund VIII, L.P. (“Fund VIII”), Bain Capital VIII Coinvestment Fund, L.P. (“Coinvestment VIII”), Bain Capital Fund VIII-E, L.P. (“Fund VIII-E”), Bain Capital Fund IX, L.P. (“Fund IX”), Bain Capital IX Coinvestment Fund, L.P. (“Coinvestment IX”), BCIP Associates III (“BCIP III”), BCIP Trust Associates III (“BCIP Trust III”), BCIP Associates III-B (“BCIP III-B”), BCIP Trust Associates III-B (“BCIP Trust III-B”) and BCIP Associates-G (“BCIP-G”) together hold the majority of the equity of SCA. BCI is the managing general partner of BCIP III, BCIP Trust III, BCIP III-B, BCIP Trust III-B and BCIP-G. BCI is also the general partner of Bain Capital Partners IX, L.P., which is the general partner of Fund IX and Coinvestment IX; Bain Capital Partner VIII, L.P., which is the general partner of Fund VIII and Coinvestment IX; and Bain Capital Partners VIII-E, which is general partner of Fund VIII-E. The address of each entity is 111 Huntington Avenue, Boston, MA 02199.
(3)	Asia Opportunity Fund II L.P. (“Asia Fund II”) and AOF II Employee Co-invest Fund, L.P. (“AOF II”) hold 10.0 percent and 0.1 percent, respectively, of the equity interests of SCA. CCMP Asia Equity Partners II, L.P. is the general partner of Asia Fund II and AOF II. CCMP Capital Asia Ltd is the fund manager to Asia Fund II and AOF II. Mr. Lewis is a Partner of CCMP Capital Asia, and he disclaims the beneficial ownership of these shares, except to the extent of his pecuniary interest in such shares. The address of each entity associated with CCMP is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, Mary Street, George Town, Grand Cayman, Cayman Islands. The address for Mr. Lewis is c/o Suite 3003 30/F One International Finance Center, 1 Harbour View Street, Central, Hong Kong.
(4)	Includes 93,818 ordinary shares that are held directly by SCA.
(5)	All of Mr. Kearney’s ordinary shares are held directly by SCA.
(6)	Includes 33,636 ordinary shares that are held directly by SCA.
(7)	All of Mr. Dane’s ordinary shares are held directly by SCA.
(8)	Includes 14,545 ordinary shares that are held directly by SCA.
(9)	Messrs. Conard, Edgerley, Ward and Zide are each a managing director and member of BCI and therefore may be deemed to share voting and dispositive power with respect to all shares beneficially owned by the entities associated with Bain Capital (described in Note 2 above). Mr. Sarkis is a general partner of BCIP III and BCIP Trust III and therefore may be deemed to share voting and dispositive power with respect to shares beneficially owned by those entities. Each of these persons disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Related Party Transactions

The nature of the Company’s related party transactions has changed as the Company has migrated from a wholly-owned operation of TI for all periods prior to the closing of the Acquisition to a stand-alone independent company, effective as of April 27, 2006. Accordingly, the following discussion of related party transactions highlights the significant related party relationships and transactions both before (Predecessor) and after (Successor) the closing of the Acquisition.

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into a selling administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) and record retention services. The obligations for TI to provide those services vary in duration, but with some exceptions, expire no later than April 26, 2007. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the period April 27, 2006 to December 31, 2006, the Company incurred $21.1 million of costs under these administrative arrangements.

Cross-License Agreement

In connection with the Acquisition, the Company entered into a cross-license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the Company and TI grant the other party a license to use certain technology used in connection with the each other party’s business.

Advisory Agreement

In connection with the Acquisition, the Company entered into an Advisory Agreement with the Sponsors for transaction services, ongoing consulting management advisory and other services. Pursuant to this agreement, the Company paid an aggregate of $30.0 million to the Investor Group under the management agreement in connection with investment banking and other transaction services. In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay the advisors an aggregate annual fee of $4.0 million per year (“Periodic Fees”), which is payable quarterly in advance. For the period April 27, 2006 to December 31, 2006, the Company has recorded $2.7 million of expenses in the accompanying statement of operations.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the Acquisition of FTAS the company paid advisory fees of $0.9 million to the Sponsors. The agreement also requires the Company to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from the Advisory Agreement. The Advisory Agreement continues in full force and effect until April 26, 2016, renewable, unless terminated, in one year extensions; provided, however, that Bain Capital may cause the agreement to terminate upon a change of control or initial public offering. In the event of the termination of the Advisory Agreement, the Company shall pay each of the Sponsors any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus (y) the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until April 26, 2016 or any extension period.

Predecessor

TI provided various services to the S&C business, including but not limited to cash management, facilities management, data processing, security, payroll and employee benefit administration, insurance administration and telecommunication services. TI allocated these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among TI’s businesses on the basis of their respective revenues, headcount or other measure. In the opinion of management of TI, these methods of allocating costs are reasonable. Expenses allocated to the S&C business were as follows:

	Basis of Allocation	For the period from January 1, 2006 to April 26, 2006	Year ended December 31, 2005	Year ended December 31, 2004
			(dollars in thousands)
Types of expenses:
Employee benefits	Headcount	$3,703	$11,110	$15,128
Corporate support functions	Revenue	5,868	17,344	14,940
IT services	Headcount	2,394	7,658	7,583
Facilities	Square footage	1,994	5,983	4,210

Total		$13,959	$42,095	$41,861

Intercompany sales to TI were approximately $1.1 million, $5.3 million and $2.9 million for the Predecessor period from January 1, 2006 to April 26, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively, primarily for test hardware used in TI’s semiconductor business.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal 2006. All fees shown below were pre-approved by our Audit Committee in accordance with established procedures.

(In thousands)	2006
Audit Fees	$5,203
Audit-Related Fees	25
Tax Fees	94
All Other Fees	—

Total	$5,322

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

Financial Statements:

Report of Independent Registered Public Accounting Firm	82

Consolidated and Combined Balance Sheets as of December 31, 2006 and December 31, 2005	83

Consolidated and Combined Statements of Operations for the periods from April 27, 2006 (inception) to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and 2004	84

Consolidated and Combined Statements of Cash Flows for the periods from April 27, 2006 (inception) to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and 2004	85

Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment for the periods from April 27, 2006 (inception) to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and 2004	86

Notes to Consolidated and Combined Financial Statements	87

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies B.V. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.2	Certificate of Incorporation of S&C 1 (U.S.), Inc. (now known as Sensata Technologies, Inc.) (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.3	Amended and Restated Bylaws of Sensata Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.4	Articles of Association of Sensata Technologies Holding Company US, B.V. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.5	Articles of Association of Sensata Technologies Holland, B.V. (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.6	Articles of Association of Sensata Technologies Holding Company Mexico, B.V. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.7	Deed of Incorporation of C & S Controladora de México, S. de R.L. de C.V. (now known as Sensata Technologies de México, S. de R.L. de C.V.) (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

Exhibit No.	Description
3.8	Bylaws of Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.9	58th Amendment to the Articles of Organization of Texas Instrumentos Electronicos do Brasil Ltda. and Articles of Organization of Sensata Technologies Sensores e Controles do Brasil Ltda. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.10	Articles of Incorporation of Sensata Technologies Japan Limited (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.11	Articles of Incorporation of Sensors and Controls (Korea) Limited (now known as Sensata Technologies (Korea) Limited) (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.12	Articles of Incorporation of Sensors and Controls Holdings (Korea) Limited (now known as Sensata Technologies Holdings (Korea) Limited) (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.13	Memorandum and Articles of Association of Sensata S&C Acquisition Sdn. Bhd. (incorporated by reference to Exhibit 3.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.14	Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC (incorporated by reference to Exhibit 3.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.15	Limited Liability Company Agreement of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.16	Certificate of Amendment to Certificate of Formation of S&C Finance Company, LLC (now know as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.17	Deed of Name Change of C & S Controladora de México, S. de R.L. de C.V. to Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.17 to Amendment No.1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

4.1	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the senior notes (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.2	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the senior subordinated notes (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.3	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% dollar senior notes (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.4	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% euro senior subordinated notes (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.1	Credit Agreement, dated April 27, 2006, among Sensata Technologies B.V.,
Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., each lender from time to time party hereto, the Initial L/C Issuer (as defined therein), the Initial Swing Line Lender (as defined therein) and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.2	Guaranty, dated May 15, 2006, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.3	Domestic Guaranty, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.4	Foreign Guaranty, dated April 27, 2006, made by each of Sensata Technologies Holding Company U.S., B.V., Sensata Technologies Holland, B.V., Sensata Techologies Holding Company Mexico, B.V.,Sensata Techologies de México, S. de R.L. de C.V., Sensata Technologies Sensores e Controls do Brasil Ltda., Sensata Technologies Japan Limited, Sensors and Controls (Korea) Limited, Sensata Technologies Holding Korea Limited, S&C Acquisition Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.5	Domestic Security Agreement, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC and Sensata Technologies, Inc. to Morgan Stanley & Co. Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.6	Asset and Stock Purchase Agreement between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.7	Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

10.8	Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.9	Transition Services Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.10	Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.11	Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.12	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.13	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.14	Securityholders Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates that are parties thereto, Asia Opportunity Fund II, L.P and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.15	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.16	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.17	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Richard Dane, Jr (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.18	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Steve Major (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.19	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Jean-Pierre Vasdeboncoeur (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.20	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Robert Kearney (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.21	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Donna Kimmel (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.22	Advisory Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Technologies B.V, Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Bain Capital, Ltd. and CCMP Capital Asia Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.23	Amendment No. 1 to Advisory Agreement, dated December 19, 2006, between Sensata Technologies B.V. and Bain Capital Partners, LLC. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.24	Investor Rights Agreement, dated April 27, 2006, among Sensata Management Company S.A., Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., funds managed by Bain Capital Partners, LLC or its affiliates, certain Other Investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.25	Supply and Purchase Agreement, dated October 17, 2005, between Engineered Material Solutions, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.26	Consignment Agreement, dated as of October 22, 2006, between HSBC Bank USA,
National Association and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.27	Consignment Agreement, dated as of October 23, 2006, between Sensata Technologies, Inc. and Engineered Material Solutions, Inc. (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.28	Stock Purchase Agreement, dated November 3, 2006, among Sensata Technologies, Inc.,
First Technology Limited and Honeywell International Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.29	Employment Agreement, dated November 30, 2006, between Sensata Technologies, Inc. and Jeffrey Cote.**

12.1	Computation of ratio of earnings to fixed charges (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

14.1	Code of Ethics. **

21.1	Subsidiaries of Sensata Technologies B.V.**

23.1	Consent of Ernst & Young LLP. (Incorporated by reference to Exhibit 23.1 to the Registration Statement on Form S-4, filed on December 29, 2006.)

24.1	Powers of Attorney (included in signature pages).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. **

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sensata Technologies, B.V.

We have audited the accompanying consolidated balance sheet of Sensata Technologies B.V. and subsidiaries (the Company) as of December 31, 2006 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for the period from April 27, 2006 (inception) to December 31, 2006 and the combined balance sheet of the Sensors and Controls Business of Texas Instruments Incorporated (the Business) as of December 31, 2005 and the related combined statements of operations, changes in TI’s net investment and cash flows for the period from January 1, 2006 to April 26, 2006 and for each of the two years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at item 15(2). These consolidated and combined financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s or the Business’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Business’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies B.V. at December 31, 2006 and the consolidated results of its operations and cash flows for the period from April 27, 2006 (inception) to December 31, 2006, and the combined financial position of the Sensors and Controls Business of Texas Instruments Incorporated at December 31, 2005 and the combined results of its operations and its cash flows for the period from January 1, 2006 to April 26, 2006 and for each of the two years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, in 2006 Sensata Technologies B.V. adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans — An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)”, and in 2005 the Sensors and Controls Business of Texas Instruments Incorporated adopted SFAS No. 123 (Revised 2004), “Share-Based Payment.”

/S/    ERNST & YOUNG LLP

Boston, Massachusetts

March 16, 2007

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

	Successor	Predecessor
	December 31, 2006	December 31, 2005
Assets
Current assets:
Cash and cash equivalents	$84,753	$—
Accounts receivable, net of allowances of $4,414 and $5,472 at December 31, 2006 and December 31, 2005, respectively	191,341	165,300
Inventories	115,855	85,868
Deferred income tax assets	5,230	18,064
Prepaid expenses and other current assets	35,674	11,315

Total current assets	432,853	280,547
Property, plant and equipment, net	248,488	168,832
Goodwill	1,442,726	36,379
Other intangible assets, net	1,175,124	6,293
Deferred income tax assets	1,605	5,874
Deferred financing costs	67,599	—
Other assets	3,897	6,372

Total assets	$3,372,292	$504,297

Liabilities and shareholder’s equity / TI’s net investment
Current liabilities:
Current portion of long-term debt and capital lease	$15,203	$646
Accounts payable	83,380	50,194
Income taxes payable	15,077	—
Accrued expenses and other current liabilities	92,543	54,577
Accrued profit sharing	5,984	8,112
Deferred income taxes	1,291	—

Total current liabilities	213,478	113,529
Deferred income tax liabilities	39,357	—
Pension and post-retirement benefit obligations	30,519	—
Capital lease obligation	30,383	30,519
Long-term debt, less current portion	2,227,047	—
Other long-term liabilities	6,876	4,576
Commitment and contingencies

Total liabilities	2,547,660	148,624
Shareholder’s equity / TI’s net investment:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at December 31, 2006	22	—
Additional paid-in capital	1,045,814	—
Accumulated deficit	(212,304)	—
Accumulated other comprehensive loss	(8,900)	—
TI’s net investment	—	355,673

Total shareholder’s equity / TI’s net investment	824,632	355,673

Total liabilities and shareholder’s equity / TI’s net investment	$3,372,292	$504,297

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Operations

(Thousands of U.S. dollars)

	Successor	Predecessor
	For the periods		For the years ended
	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	December 31,
			2005	2004
Net revenue	$798,507	$375,600	$1,060,671	$1,028,648
Operating costs and expenses:
Cost of revenue	541,376	256,631	704,918	661,056
Research and development	18,542	7,627	28,737	31,957
Selling, general and administrative	175,107	39,780	102,104	101,920

Total operating costs and expenses	735,025	304,038	835,759	794,933

Profit from operations	63,482	71,562	224,912	233,715
Interest (expense), net	(163,593)	(511)	(105)	—
Currency translation (loss) / gain and other	(63,633)	115	—	1,731

(Loss) / income before taxes	(163,744)	71,166	224,807	235,446
Provision for income taxes	48,560	25,796	81,390	83,381

Net (loss) / income	$(212,304)	$45,370	$143,417	$152,065

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Cash Flows

(Thousands of U.S. dollars)

	Successor	Predecessor
	For the periods		For the years ended
	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	December 31,
			2005	2004
Cash flows from operating activities:
Net (loss) / income	$(212,304)	$45,370	$143,417	$152,065
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	28,448	8,531	28,700	29,589
Amortization of deferred financing costs	11,518	—	—	—
Currency translation loss on Deferred Payment Certificates and debt	65,519	—	—	—
Accrued non-cash interest on Deferred Payment Certificates	44,581	—	—	—
Share-based compensation	1,259	1,070	2,900	60
Amortization of intangible assets and capitalized software	82,740	1,078	2,458	2,870
Turn-around effect of inventory step-up to fair market value	25,017	—	—	—
Loss / (gain) on sale and disposal of assets	235	480	(1,143)	—
Deferred income taxes	30,148	6,340	3,952	3,667
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable	4,129	(20,980)	(10,935)	(26,888)
Inventories	(8,459)	(9,130)	1,079	(13,415)
Prepaid expenses and other current assets	8,098	(43)	3,860	(7,365)
Accounts payable and accrued expenses	30,903	7,748	4,132	3,730
Income taxes payable	13,413	—	—	—
Accrued profit sharing and retirement	3,726	(3,527)	(5,146)	7,415
Other	935	3,662	2	(6,601)

Net cash provided by operating activities	129,906	40,599	173,276	145,127
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(29,630)	(16,705)	(42,218)	(37,887)
Proceeds on sale of assets	—	—	4,661	22,708
Acquisition of the S&C business, net of cash received	(3,021,104)	—	—	—
Acquisition of FTAS business, net of cash received	(91,809)	—	—	—
Acquisition of other businesses, net of cash received	—	—	(18,948)	(8,101)

Net cash used in investing activities	(3,142,543)	(16,705)	(56,505)	(23,280)
Cash flows from financing activities:
Proceeds from issuance of US term loan facility	950,000	—	—	—
Proceeds from issuance of Euro term loan facility	495,455	—	—	—
Proceeds from issuance of Senior Notes	450,000	—	—	—
Proceeds from issuance of Senior Subordinated Notes	301,605	—	—	—
Proceeds from issuance of revolving credit facility	10,000	—	—	—
Payments on revolving credit facility	(10,000)	—	—	—
Payments on U.S. term loan facility	(4,750)	—	—	—
Payments on euro term loan facility	(2,101)	—	—	—
Payments on capitalized lease	(256)	(96)	—	—
Payments of debt issuance cost	(79,117)	—	—	—
Proceeds from Deferred Payment Certificates	768,298	—	—	—
Proceeds from issuance of Ordinary Shares	216,699	—	—	—
Capital contribution from Sensata Technologies Intermediate Holding	1,557	—	—	—
Net transfers to Texas Instruments	—	(23,798)	(116,771)	(121,847)

Net cash provided by / (used in) financing activities	3,097,390	(23,894)	(116,771)	(121,847)

Net change in cash and cash equivalents	84,753	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—

Cash and cash equivalents, end of period	$84,753	$—	$—	$—

Supplemental cash flow items:
Cash paid for interest	$81,453	$511	$105	$—
Cash paid for income taxes	$4,435	$—	$—	$—
Non-cash financing activity—Attleboro facility capital lease	$—	$—	$31,233	$—

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment

(Thousands of U.S. dollars)

TI’s Net Investment
Predecessor
Balance December 31, 2003	$295,849
Net income	152,065
Share-based compensation	60
Net cash remitted to TI	(121,847)

Balance December 31, 2004	$326,127
Net income	143,417
Share-based compensation	2,900
Net cash remitted to TI	(116,771)

Balance December 31, 2005	$355,673
Net income	45,370
Share-based compensation	1,070
Net cash remitted to TI	(23,798)

Balance April 26, 2006	$378,315

	Ordinary Shares - Nominal Value	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity	Comprehensive Loss
Successor
Balance April 27, 2006 (inception)	$—	$—	$—	$—	$—
Capitalization of Successor	22	216,677	—	—	216,699
Capital contribution	—	1,557	—	—	1,557
Retirement of Deferred Payment Certificates	—	826,321	—	—	826,321
Share-based compensation	—	1,259	—	—	1,259
Net loss	—	—	(212,304)	—	(212,304)	$(212,304)
Unrealized loss on derivatives	—	—	—	(2,490)	(2,490)	(2,490)
Adjustment to initially apply SFAS No. 158	—	—	—	(6,410)	(6,410)	—

Balance December 31, 2006	$22	$1,045,814	$(212,304)	$(8,900)	$824,632	$(214,794)

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation

Description of Business

Sensata Technologies B.V. (“Sensata”, the “Company, or the “Successor”) is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a directly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct wholly owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by Bain Capital Partners, LLC, a leading global private investment firm (“Bain”), co-investors (Bain and certain other co-investors are referred to on a combined basis as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006, investment funds associated with the Sponsors completed the acquisition of the Sensors & Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”) for aggregate consideration of $3.0 billion in cash and estimated transaction fees and expenses of $32.0 million (the “Acquisition” or “Sensata Acquisition”). The Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

Sensata was incorporated by the Sponsors in The Netherlands in 2005 and is the successor to businesses that have been engaged in the temperature sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation. Sensata is a global designer and manufacturer of sensors and electrical and electronic controls and has manufacturing operations in the Americas, Europe and Asia.

The Sensors business includes pressure sensors and transducers for the heating, ventilation, air conditioning, automotive and industrial markets. These products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Pressure sensors for vehicle stability and fuel injection improve safety and performance by reducing vehicle emissions and improving gas mileage.

The Controls business includes controls, motor protectors, circuit breakers, arc-fault circuit protectors and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including aircraft, commercial heating and air-conditioning systems, refrigerators, cars, lighting and other industrial applications.

All dollar amounts in the financial statements and tables in the notes, except share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

Successor Basis of Presentation

The accompanying consolidated and combined financial statements present separately the financial position, results of operations, cash flows and changes in shareholder’s equity and TI’s Net Investment (only with respect to S&C) for both the Company and the Predecessor. As described in further detail in Note 4, S&C was acquired by the Company on April 27, 2006. In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the assets acquired and liabilities assumed. Financial information for the Predecessor and Successor periods have been separated by a line on the face of the consolidated and combined financial statements to highlight that the financial information for such periods have been prepared under two different historical cost bases of accounting. Shareholder’s equity has, accordingly, been reset to reflect the investment capital of the Sponsors.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation—(Continued)

Predecessor Basis of Presentation

As previously described, the operations of S&C were under the control of TI through April 26, 2006. For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of S&C were derived from the consolidated financial statements of TI using the historical results of operations and the historical cost bases of assets and liabilities of TI’s Sensors and Controls reportable operating business segment, excluding the radio frequency identification (RFID) systems business which had been operated as a part of that segment.

The Predecessor financial statements include all costs of the S&C business and include certain costs allocated from TI. However, the financial statements are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the Sensors & Controls business had operated as a stand-alone entity during the periods presented. Had the Sensors & Controls business existed as a separate entity, its results of operations and financial position could have differed materially from those included in the combined financial statements included herein. In addition, future results of operations and financial position could differ materially from the historical results presented.

TI’s investment in the Sensors & Controls business is shown as TI’s net investment, in lieu of shareholder’s equity, in the combined financial statements because no direct ownership relationship existed among the entities that comprised the Sensors & Controls business. All intercompany balances and transactions between the entities that comprised the Sensors & Controls business, as described above, have been eliminated. TI used a centralized approach to cash management and the financing of its operations. Cash deposits from the Sensors & Controls business were transferred to TI on a regular basis and are netted against TI’s net investment account. Accordingly, none of TI’s cash, cash equivalents or debt has been allocated to the Sensors & Controls business in the combined financial statements.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated and combined financial statements in accordance with accounting principles generally accepted (“GAAP”) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of share-based compensation, the determination of accrued expenses, certain asset valuations including deferred tax asset valuations, the useful lives of property and equipment and post-retirement obligations. Some of the more significant estimates used include those used in accounting for the Acquisition under the purchase method of accounting, and prior to the Acquisition, in allocating certain costs to S&C in order to present S&C’s operating results on a stand-alone basis. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Product sales are recorded net of trade discounts (including volume and early repayment incentives), sales returns, rebates, coupons, value-added tax and similar taxes and fees for service arrangements with certain distributors. Shipping and handling costs are included in cost of revenue. Sales returns have not historically been significant to the Company’s revenues and have been within estimates made by management.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). This Statement replaces SFAS 123, Accounting for Stock Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock units, be measured at fair value and recognized as compensation expense over the requisite service period.

Prior to July 1, 2005, TI accounted for awards granted under those plans following the recognition and measurement principles of APB 25, and related interpretations. No compensation cost was reflected in the Sensors & Controls business operations for stock options, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of the grant (except options granted under TI’s employee stock purchase plans). Compensation cost had been recognized for restricted stock units (RSUs).

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application method. Under this transition method, compensation cost recognized in the year ended December 31, 2005 and the period January 1, 2006 to April 26, 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in TI’s pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for prior periods have not been restated.

The effect on the Sensors & Controls business for the year ended December 31, 2005, from TI’s adoption of SFAS 123(R) as of July 1, 2005, was an increase in share-based compensation expense recognized in selling, general and administrative expense (“SG&A”) of $2,749 and a decrease in net income of $1,967.

The amounts above include S&C’s portion of the impact of recognizing compensation expense related to participation in TI’s non-qualified stock options offered under TI’s employee stock purchase plan. Compensation expense related to RSUs was already being recognized before implementation of SFAS 123(R).

The total amount of recognized share-based compensation cost, which was related to outstanding RSUs applicable to the Sensors & Controls business, was $49 for the period January 1, 2006 to April 26, 2006 and $151 and $60 for the years ended December 31, 2005 and December 31, 2004, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

The estimated portion of share-based compensation expense (net of tax) that would have been recognized if the Sensors & Controls business had applied the fair value recognition provisions of SFAS 123(R) was $3,839 and $4,092 for the years ended December 31, 2005 and December 31, 2004, respectively. The estimate was based on the relative number of options granted to participating S&C employees to the total number of options granted to all TI employees. In the Predecessor periods share-based compensation expense has not been allocated to the various segments but is reflected in corporate activities and other.

All options under the Predecessor’s plans were settled in cash effective on the date of the Acquisition and certain employees received new grants of share-based awards. For the Successor, the expense recognized under SFAS 123(R) was $1,259 for the period from April 27, 2006 to December 31, 2006. See further discussion of share-based payments in Note 13.

Foreign Currency

For financial reporting purposes, the functional currency of Sensata and each of its subsidiaries is the U.S. dollar. In certain instances the Company enters into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the income statement. The Company has recorded currency (losses) gains of $(63,617), $115, $0 and $1,731 for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively.

Financial Instruments

The Company accounts for its derivative financial instruments in accordance with FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) as amended by FASB Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, SFAS 133 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

The Company generally reports cash flows arising from the Company’s derivative financial instruments consistent with the classification of cash flows from the underlying hedged items that the derivatives are hedging. Accordingly, cash flows associated with the Company’s interest rate swaps and interest rate collar contracts are classified in Cash Flows from Operating Activities in the Consolidated and Combined Statements of Cash Flows.

The fair value of financial instruments is generally determined by reference to market values resulting from trading on a national securities exchange or an over-the-counter market or by obtaining market or dealer quotes for financial instruments with similar characteristics.

The Company does not use derivative financial instruments for trading or speculation purposes.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Advertising Costs

Advertising and other promotional costs are expensed as incurred, and were $547 for the period April 27, 2006 to December 31, 2006, $141 for the period January 1, 2006 to April 26, 2006, and $854 and $851 for the years ended December 31, 2005 and December 31, 2004, respectively.

Goodwill and other Intangible Assets

Companies acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. Under FASB Statement No.142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. The Company evaluates goodwill and other intangible assets at the reporting unit level in the fourth quarter of each fiscal year.

Goodwill: The Company performs an annual impairment review of goodwill unless events occur which trigger the need for earlier impairment review. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business.

In order to perform the impairment analysis, management makes certain assumptions used to measure the fair value of the respective reporting unit. The fair value of our reporting units is estimated using the discounted cash flow method. The key assumptions used by management include assumptions regarding discount rates, future earnings and the fair value of assets and liabilities. The discount rate assumptions are based on an assessment of the risk inherent in the future cash flows of the respective reporting units. The assumptions about future earnings and cash flows are based on our budgets, projections and business plans. These projections include assumptions regarding the near term growth rates of our business as well as assumptions about the perpetual growth rate for periods beyond the long-term business plan period. In estimating the fair values of our reporting units, we also use research analyst estimates, as well as comparable market analyses.

If the carrying amount of a reporting unit exceeds its estimated fair value, the amount of impairment loss, if any, is measured by comparing the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Identified intangibles, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. If that pattern cannot be reliably determined, then the Company amortizes the intangible asset using the straight-line method. Capitalized software licenses generally are amortized on a straight-line basis over the term of the license.

Impairment of definite-lived intangible assets: Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of the Company’s definite-lived intangible assets to be held and used are impaired. The recoverability of these assets are assessed by comparing the projected

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by using the appropriate income approach valuation methodology, if applicable, or by discounted cash flows.

Impairment of indefinite-lived intangible assets: The Company performs an annual impairment review of its indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, tax amortization periods, royalty rates, market share and others.

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 6 to 10 years). In connection with the original issuance of the term loan under the Company’s Senior Secured Credit Facility, Senior Notes and Senior Subordinated Notes, the Company recorded deferred financing cost of $78,590. Additional financing costs of $527 were incurred in connection with the acquisition of First Technology Automotive and Special Products (“FTAS”). Amortization of these costs is included as a component of interest expense in the consolidated statements of operations and amounted to $11,518 for the period from April 27, 2006 (inception) to December 31, 2006, including the write-off of fees paid for an unused bridge-loan facility from the Acquisition of $6,750. Deferred financing costs were $67,599 as of December 31, 2006. The Company did not have any deferred financing costs prior to April 27, 2006. As a result, there was no amortization of these costs in the Predecessor periods.

Income Taxes

The Company provides for income taxes utilizing the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse or settle. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in the Consolidated Statements of Operations as an adjustment to income tax expense in the period that includes the enactment date.

Prior to the closing of the Acquisition, the taxable results of the S&C business are included in the consolidated U.S. federal income tax return and certain foreign income tax returns of TI. The income tax provisions and related deferred tax assets and liabilities have been determined as if the Sensor and Controls business were a separate taxpayer. Deferred income taxes are provided for temporary differences between the book and tax bases of assets and liabilities.

Pension and Other Post-Retirement Benefit Plans

The Company sponsors various pension and other post-retirement benefit plans covering its employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by management in consultation with outside advisors. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) or loss. If total net (gain) loss included in accumulated other comprehensive loss exceeds a threshold of 10 percent of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in our financial statements. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes, adjusted to eliminate the effects of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.

The rate of increase in healthcare costs directly impacts the estimate of our future obligations in connection with our post-employment medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plans.

The Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (“SFAS 158”) during 2006. SFAS 158 required the Company to fully recognize the obligations associated with its defined benefit, retiree healthcare and other retirement plans on its balance sheet. The effect on the Company’s statement of financial position as of December 31, 2006 was an increase of $6,410 in the liability for pension benefits and a increase to accumulated other comprehensive loss.

TI managed its employee benefit plans on a consolidated basis and, as a result, separate information for S&C’s share of the TI employee benefit plans’ assets and liabilities is not included in the Predecessor Combined Balance Sheet as of December 31, 2005. The Combined Statements of Operations for the periods January 1, 2006 to April 26, 2006 and the years ended December 31, 2005 include an allocation of the costs of the TI employee benefit plans.

Allowance for Losses on Receivables

The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. The Company estimates the allowance on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables. Customers are generally not required to provide collateral for purchases.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets include prepaid value-added tax of $23,667 and $7,213 at December 31, 2006 and 2005, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost is determined based on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. The Company conducts quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value. Inventory is written off in the period in which disposal occurs.

Property, Plant and Equipment and Other Capitalized Costs

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated economic useful lives of the improvements. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas improvements are capitalized.

Prior to January 1, 2006 the Predecessor depreciated its property, plant and equipment primarily on the 150 percent declining balance method. Effective January 1, 2006, the S&C Business adopted the straight-line method of depreciation for all property, plant and equipment. The Company believes the straight line method better reflects the actual pattern of benefit obtained from its property, plant and equipment. Under the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which became effective as of January 1, 2006, a change in depreciation method is treated as a change in estimate. The impact of this change was a decrease in the Predecessor’s depreciation expense of approximately $1,400 and an increase in the Predecessor’s net income of approximately $910 in the period from January 1, 2006 to April 26, 2006. The effect of the change in depreciation method was reflected on a prospective basis beginning January 1, 2006, and prior period results were not restated.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, which is reported in the accompanying Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment, consists of the following at December 31, 2006: the transitional adjustment related to the adoption of SFAS 158 of $6,410 and net unrealized gains and losses for the effective portion of the Company’s designated cash flow hedges of $2,490. Amounts recorded in Accumulated other comprehensive loss are net of tax of $0.

For all periods prior to the closing of the Acquisition, accumulated other comprehensive loss has been presented as a component of TI’s net investment and has not been set forth separately due to the centralized nature of TI’s hedging program.

3. New Accounting Standards

In June 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN 48”), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48, if any, will be recorded in accumulated deficit. The Company is currently reviewing the provisions of FIN 48 to quantify the effect, if any, its adoption will have on the Company’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157.”) SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently reviewing the provisions of SFAS 157 to determine the effect, if any, its adoption will have on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Sensata. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of SFAS No. 157. The Company is in the process of evaluating the impact this pronouncement may have on our results of operations and financial condition and whether to adopt the provisions of SFAS 159 for the fiscal year beginning January 1, 2007.

4. Acquisitions and Dispositions

Successor Acquisitions

The Sensor and Controls Business of Texas Instruments Incorporated

On April 27, 2006, Sensata Technologies B.V. acquired S&C for a purchase price of $3.0 billion from TI pursuant to an Asset and Stock Purchase Agreement dated as of January 8, 2006. As a result of this transaction, investment funds associated with or designated by the Sponsors indirectly own over 99 percent of the ordinary shares of Sensata.

The Acquisition was effected, in part, through the purchase of stock of certain foreign subsidiaries and, in part, through the transfer of assets and liabilities of the S&C business to a number of subsidiaries of Sensata.

The Acquisition was financed by the following:

•	A cash investment by funds associated with Bain Capital and co-investors of $984,997.

•	Term loan borrowings of $1,350,088 and a $150,000 revolving credit facility, $10,000 of which was drawn at the closing of the acquisition.

•	The issuance of $751,605 of senior notes and senior subordinated notes.

The Company has accounted for the Acquisition as a purchase in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that assets, including intangible assets acquired and liabilities assumed are recorded at fair value with the excess recorded as goodwill. In connection with the allocation of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

purchase price to the assets and liabilities acquired, the Company identified certain intangible assets, including completed technology, customer relationships, non-compete agreements, and a trade name. The Company believes that the Klixon® trade name has an indefinite life and therefore will be assessed on an annual basis for impairment. Goodwill of $1,356,613 recorded in relation to the Acquisition will be deductible for tax purposes.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Acquisition:

Cash and cash equivalents	$10,261
Accounts receivables	185,074
Inventories	120,643
Prepaid expenses and other current assets	42,793
Property, plant and equipment	236,085
Other assets	3,417
Other intangible assets	1,206,264
Deferred income taxes	708
Accounts payable and accrued liabilities	(132,295)
Pension and post retirement obligations	(23,268)
Capitalized lease obligations	(31,087)

Fair value of net asset acquired	$1,618,595

Excess purchase price attributed to goodwill	$1,412,770

The allocation of the purchase price is based on management’s judgment after evaluating several factors, including actuarial estimates of pension liabilities, fair values estimates of other liabilities, and valuation assessments of tangible and intangible assets.

The following table summarizes the preliminary allocation of the Acquisition purchase price:

Purchase price allocation:
Purchase price	$2,999,346
Transaction fees and expenses	32,019

Total purchase price	3,031,365
Less:
Net tangible assets acquired(1)	346,529
Fair value adjustment to inventory	24,571
Fair value adjustment to property, plant and equipment	57,847
Fair value adjustment to capitalized software	(1,307)
Other intangible assets acquired	1,205,500
Fair value adjustment to pension obligations	(15,253)
Deferred income taxes	708

Excess purchase price attributed to goodwill	$1,412,770

(1)	Represents historical net assets of the Predecessor, reduced to reflect the elimination of (a) previously recorded goodwill and deferred income taxes and (b) assets and liabilities retained by TI in connection with the Acquisition.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

First Technology Automotive and Special Products

On December 19, 2006, the Company acquired 100% of the outstanding stock of the First Technology Automotive and Special Products business from Honeywell International Inc. (“Honeywell”) for $89.9 million (the “FTAS Acquisition”). FTAS designs, develops and manufacturers automotive sensors (cabin comfort and safety and stability control), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. FTAS’s products are sold to automotive original equipment manufacturers (“OEMs”), Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. The Company believes the acquisition of FTAS enhances existing customer relationships and motor protector and circuit breaker product offerings. The purchase price of $89.9 million, plus fees and expenses of approximately $2.9 million, was funded by a €73.0 million new term loan ($95.4 million at issuance), the terms of which are defined in the existing Senior Secured Credit Facility.

The Company has accounted for the First Technology Automotive and Special Products acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets acquired and liabilities assumed are recorded at fair value with the excess recorded as goodwill. Goodwill recorded in relation to the FTAS Acquisition is not deductible for tax purposes, since the companies comprising the FTAS group were acquired in stock purchase transactions, which did not establish tax basis in the entities’ goodwill.

The results of operations of FTAS are included in the Consolidated and Combined Statement of Operations from December 19, 2006 to December 31, 2006.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets, including preliminary estimates of customer relationships of $40,200 and completed technology of $11,400. These acquired definite-lived intangible assets are amortized on an accelerated (economic benefit) basis over their estimated useful lives, ranging from 9-15 years.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the FTAS Acquisition:

Cash and cash equivalents	$981
Accounts receivable	10,396
Inventories	11,769
Prepaid expenses and other current assets	979
Property, plant and equipment	11,456
Other intangible assets	51,600
Deferred income taxes	(4,373)
Accounts payable and accrued liabilities	(19,974)

Fair value of net assets acquired	$62,834

Excess purchase price attributed to goodwill	$29,956

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when final valuations are completed and estimates are finalized, which is expected to occur during fiscal 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

The following table summarizes the preliminary allocation of the FTAS Acquisition purchase price:

Purchase price allocation:
Purchase price	$89,907
Transaction fees and expenses	2,883

Total purchase price(1)	92,790
Less:
Net tangible assets acquired	14,566
Fair value adjustment to inventory	2,604
Fair value adjustment to property, plant and equipment	4,730
Other intangible assets acquired	51,600
Restructuring liabilities	(5,358)
Acquired cash due to Honeywell	(935)
Deferred income taxes	(4,373)

Excess purchase price attributed to goodwill	$29,956

(1)	Represents preliminary purchase consideration which is subject to customary purchase price adjustments.

See Note 7 for further discussion of goodwill and other intangible assets.

The following unaudited pro forma financial information presents the results of operations as if both of the acquisitions noted above had occurred at the beginning of each period presented below. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transaction actually taken place on the first day of the respective periods, or of future results of operations.

	Pro Forma (Unaudited)
	Year ended December 31, 2006	Year ended December 31, 2005
Net revenue	$1,240,417	$1,135,874
Operating costs and expenses:
Cost of revenue	853,694	759,155
Research and development	31,423	33,673
Selling, general and administrative	262,476	234,157

Total operating costs and expenses	1,147,593	1,026,985

Profit from operations	92,824	108,889
Interest expense, net	(219,876)	(173,489)
Currency translation (loss)/gain and other	(84,028)	(2,191)

Loss before income taxes	(211,080)	(66,791)
Provision for income taxes	66,736	44,656

Net loss	$(277,816)	$(111,447)

Included in the unaudited pro forma amounts for the periods shown above are additional expenses the Company would have incurred if the transactions occurred at the beginning of the period presented including (i) the interest expense on the debt incurred to complete the Sensata Acquisition and to fund the FTAS

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

Acquisition, including amortization of deferred financing fees, (ii) additional amortization of identifiable intangible assets acquired resulting from the application of purchase accounting, (iii) additional depreciation of property, plant and equipment based on the increased fair value adjustments resulting from the application of purchase accounting, (iv) expenses of $1 million per quarter reflecting management fees due to the Sponsors under a management agreement entered into in connection with the Acquisition, (v) share-based compensation expense related to the plans established in connection with the Acquisition and (vi) an adjustment to the provision for income taxes related to the above mentioned pro forma adjustments. Included in the proforma amounts for the year ended December 31, 2006 are certain non-recurring expenses including (i) the turn-around effect of the inventory step-up to fair value of $25,017, (ii) interest on the Deferred Payment Certificates of $44,581 and (iii) pre-acquisition related FTAS litigation settlement expenses of $15,224.

Predecessor Acquisitions and Dispositions

Acquisitions

In the fourth quarter of 2004, S&C acquired, in the first part of the transaction, certain assets and liabilities of a controls business in China for approximately $7,808 in cash. In the second quarter of 2005, S&C completed the second part of the acquisition with the additional payment of $4,974 in cash, and an obligation to pay an additional $840 over the next five years. Assets acquired were $1,681 in equipment, $521 in inventories, and intangible assets that had a fair value of $642 for customer relationships and a non-compete agreement, which had useful lives of four and five years, respectively. The excess of the purchase consideration plus acquisition costs of $367 over the net fair value of the tangible and identifiable intangible assets acquired, reflecting final purchase adjustments, resulted in goodwill of $11,145.

In June 2005, S&C acquired certain assets and liabilities of the mass airflow sensor business (MAFS) of Pierburg GmbH (Pierburg) for approximately $12,920 in cash. The remainder of Pierburg’s MAFS assets was acquired in the fourth quarter of 2005 for an additional $1,067. The purchase includes $147 of inventory and $4,378 of manufacturing equipment and tooling. Intangible assets for developed technology, patents, customer relationships, and a non-compete agreement had a fair value of $2,957 and will be amortized over 4-5 years. As of December 31, 2005, the excess of the purchase consideration plus acquisition costs of $432 over the net fair value of the tangible and identifiable intangible assets acquired resulted in goodwill of $6,937.

The results of operations of the acquired businesses have been included in our results of operations since the respective dates of acquisition. Combined pro forma operations data for the years ended December 31, 2005 and 2004, assuming the acquisitions had occurred at the beginning of such periods, have not been presented as such amounts would not have differed significantly from reported results.

Dispositions

In the second quarter of 2005, the Sensors & Controls business sold certain assets, primarily a building, related to its operations in Japan for cash of $4,661 and recognized a gain of $1,143.

In the fourth quarter of 2004, the Sensors & Controls business sold certain assets, primarily buildings, in a sale-leaseback transaction associated with its operations in Attleboro, Massachusetts. Cash proceeds from the sale were $22,708. The Sensors & Controls business recorded a deferred gain from the sale of $629, which was being recognized over a 10-year period.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

		Successor	Predecessor
	Depreciable Lives	December 31, 2006	December 31, 2005
Land	—	$13,849	$4,804
Buildings and improvements	2–36 years	86,402	123,884
Machinery and equipment	2–10 years	176,685	389,903

		276,936	518,591
Less accumulated depreciation		(28,448)	(349,759)

Total		$248,488	$168,832

Depreciation expense was $28,448 for the period from April 27, 2006 to December 31, 2006, $8,531 for the period from January 1, 2006 to April 26, 2006, and $28,700 and $29,589 for the years ended December 31, 2005 and December 31, 2004, respectively.

As previously noted, the Company recorded an adjustment of $57,847 to record property, plant and equipment at the date of the Acquisition at fair value. In addition, the Company recognized property, plant and equipment from the FTAS Acquisition of $11,456, including the adjustment to fair value of $4,730. Furthermore, the depreciable lives of certain of the Company’s tangible assets were adjusted to reflect their respective estimated economic useful lives as of the date of the acquisitions, respectively.

Property, plant and equipment include the following assets under capital leases:

	2006	2005
Property under capital leases	$30,548	$31,233
Accumulated amortization	(1,029)	(130)

Net property under capital leases	$29,519	$31,103

Amortization expense of assets recorded under capital leases is included in depreciation expense.

6. Inventories

Inventories consist of the following:

	Successor	Predecessor
	December 31, 2006	December 31, 2005
Finished Goods	$51,899	$35,207
Work-in-Process	17,164	14,685
Raw Materials	46,792	35,976

Total	$115,855	$85,868

In connection with the Acquisition and the FTAS Acquisition, the Company recorded inventory fair value adjustments of $24,571 and $2,604, respectively. During the period April 27, 2006 to December 31, 2006, the turn-around effect of the fair value adjustment $25,017 was charged to cost of revenue.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill, by segment from the acquisition date:

	Sensors	Controls	Total
Balance—January 1, 2005	$18,297	$5,856	$24,153
Increases due to acquisitions	6,937	5,289	12,226

Balance—December 31, 2005	$25,234	$11,145	$36,379
Activity	—	—	—

Balance—April 26, 2006	$25,234	$11,145	$36,379

Balance—April 27, 2006	$1,143,122	$269,648	$1,412,770
Net increase due to FTAS Acquisition	10,662	19,294	29,956

Balance—December 31, 2006	$1,153,784	$288,942	$1,442,726

As discussed in Note 4, goodwill attributed to the FTAS Acquisition reflects the Company’s preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed.

Definite-lived intangible assets have been amortized on a straight-line basis for the Predecessor period and on an accelerated (economic benefit) basis over their estimated lives in the Successor period. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

	Weighted Average Life (Years)	Successor			Predecessor
		December 31, 2006			December 31, 2005
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$236,600	$13,149	$223,451	$6,015	$4,315	$1,700
Customer relationships	10	938,000	69,132	868,868	1,206	171	1,035
Non-compete agreements	7	23,400	243	23,157	1,078	78	1,000

	11	$1,198,000	$82,524	$1,115,476	$8,299	$4,564	$3,735

During the period April 27, 2006 to December 31, 2006, the Company recorded amortization expense on its definite-lived intangibles of $82,524. During the period January 1, 2006 to April 26, 2006 and the years ended December 31, 2005 and December 31, 2004, the Predecessor recorded amortization expense on its definite-lived intangibles of $591, $995 and $1,039, respectively. Amortization of these acquisition-related intangibles is estimated to be $126,859 in 2007, $134,860 in 2008, $138,161 in 2009, $131,391 in 2010 and $120,457 in 2011.

In connection with the Acquisition, the Company concluded that its “Klixon” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1927, and the Company has no plans to discontinue using the Klixon name. An amount of $59,100 was assigned to the brand name in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the Consolidated and Combined Balance Sheet include capitalized software licenses with gross carrying amounts of $764 and $13,976 and net carrying amounts of $548 and $2,558 as of December 31, 2006 and December 31, 2005, respectively. Capitalized Software as of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets—(Continued)

December 31, 2006 are amortized over their remaining economic useful lives of 1.3 years. The Company recorded amortization expense of $216 for the period from April 27, 2006 to December 31, 2006. The Predecessor recorded amortization expense of $487 for the period from January 1, 2006 to April 26, 2006, and $1,463 and $1,831 for the years ended December 31, 2005 and December 31, 2004, respectively.

8. Restructuring Costs

In the second quarter of 2003, S&C announced a plan to move certain production lines from Attleboro, Massachusetts, to other sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs (“the 2003 Plan”). This restructuring action affected 903 jobs through voluntary retirement and involuntary termination programs through 2005, primarily in manufacturing operations at the Attleboro facility. The amount recognized was approximately $65,909 through April 26, 2006.

In the second quarter of 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at S&C’s sites in Attleboro, Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions are expected to affect 208 jobs, 96 of which are in Holland. The total cost of this restructuring action is expected to be $14,068.

In connection with the terms of the Acquisition, substantially all liabilities relating to the 2003 Plan were retained by TI, whereas all liabilities relating to the 2005 Plan were assumed by the Company. Upon the application of purchase accounting the Company recognized an additional liability of $907 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), relating to the remaining future severance and outplacement costs for the 2005 Plan. The remaining payments for the restructuring actions were substantially complete as of December 31, 2006 and will be charged against this liability.

In December 2006, the Company acquired FTAS from Honeywell. On January 10, 2007, the Company announced plans to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites. In accordance with EITF 95-3, the Company has recognized restructuring liabilities of approximately $5.4 million related to these actions, which relate primarily to exit and related severance costs, and are expected to be paid through fiscal 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

	2003 Plan	2005 Plan	FTAS Plan	Total
Balance—December 31, 2004	$12,989	$—	$—	$12,989
2005 Charges:
Severance charges	12,186	10,679	—	22,865
Noncash acceleration of depreciation	—	131	—	131
2005 Dispositions:
Severance payments	(17,055)	(4,451)	—	(21,506)
Noncash transfer to accumulated depreciation	—	(131)	—	(131)

Balance—December 31, 2005	8,120	6,228	—	14,348

January 1, 2006 to April 26, 2006 Charges:
Severance charges	105	2,351	—	2,456
January 1, 2006 to April 26, 2006 Dispositions:
Severance payments	(3,142)	(3,336)	—	(6,478)

Balance—April 26, 2006	5,083	5,243	—	10,326

April 27, 2006 to December 31, 2006 Charges:
Effects of purchase accounting:
Sensata Acquisition—Severance	—	907	—	907
FTAS Acquisition—Severance	—	—	3,067	3,067
FTAS Acquisition—Exit activities	—	—	2,291	2,291
April 27, 2006 to December 31, 2006 Dispositions:
Liabilities assumed by TI at the date of the Acquisition	(5,083)	—	—	(5,083)
Severance payments	—	(5,752)	—	(5,752)
Other adjustments	—	—	—	—

Balance—December 31, 2006	$—	$398	$5,358	$5,756

Employees terminated as of December 31, 2006	903	202	—	1,105

Predecessor Periods:
January 1, 2004—December 31, 2004 charges classified to:
Cost of revenues	$15,087	$—	$—	$15,087
SG&A	1,166	—	—	1,166

Total	$16,253	$—	$—	$16,253

January 1, 2005—December 31, 2005 charges classified to:
Cost of revenues	$9,616	$9,880	$—	$19,496
SG&A	2,570	930	—	3,500

Total	$12,186	$10,810	$—	$22,996

January 1, 2006—April 26, 2006 charges classified to:
Cost of revenues	$96	$2,332	$—	$2,428
SG&A	9	19	—	28

Total	$105	$2,351	$—	$2,456

No restructuring charges were incurred during the Successor period.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Accrued Expenses and Other Liabilities

Accrued expenses consist of the following:

	Successor	Predecessor
	December 31, 2006	December 31, 2005
Accrued interest	$27,608	$—
Accrued bonuses	7,342	—
Accrued salaries, wages and vacation pay	17,553	14,063
Accrued taxes	7,698	—
Accrued restructuring expenses	3,033	14,348
Accrued professional fees	5,797	—
Accrued freight, utility and insurance charges	5,499	5,029
Current portion of pension and post-retirement benefit obligations	585	—
Other accrued expenses and liabilities	17,428	21,137

Total	$92,543	$54,577

10. Debt

The Company’s debt consists of the following:

		Successor	Predecessor
	Interest Rate	December 31, 2006	December 31, 2005
Senior Secured Credit Facility:
Senior Secured Term Loan Facility	7.07%	$945,250	$—
Senior Secured Term Loan Facility (euro)	5.13%	523,176	—
Revolving Credit Loan		—	—
Senior Notes	8.00%	450,000	—
Senior Subordinated Notes (euro)	9.00%	323,375	—
Less: current portion of long-term debt		(14,754)	—

Long-term debt, less current portion		$2,227,047	$—

Capital lease	9.00%	$30,832	$31,165
Less: current portion		(449)	(646)

Long-term portion		$30,383	$30,519

Senior Secured Credit Facility

On April 27, 2006, the Company entered into a multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as joint lead arrangers (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $150.0 million revolving credit facility, under which there is $123.8 million of availability (net of $26.2 million in letters of credit issued, at December 31, 2006; a $950.0 million U.S. dollar term loan facility; and a €325.0 million euro term loan facility ($400.1 million at issuance).

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

Revolving loans may be borrowed, repaid and re-borrowed to fund the Company’s working capital needs. Term loans may only be borrowed on the closing date and no amount of term loans once repaid may be reborrowed.

The Senior Secured Credit Facility provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million. The Company issued euro 73 million ($95.4 million) on December 19, 2006 to finance the purchase of FTAS, reducing the amount which may be borrowed under the incremental facility to $154.6 as of December 31, 2006. The incremental facilities rank pari passu in right of payment and security with the other Senior Secured Credit Facilities and mature at the final maturity of the term loan facility and the revolving facility, respectively. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

Borrowers under the Senior Secured Credit Facility include Sensata and Sensata Technologies Finance Company, LLC. All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of the Company’s direct and indirect wholly-owned subsidiaries located in the U.S. (except for Sensata Technologies Finance Company, LLC, the Company’s direct wholly-owned subsidiary, who is a borrower under the Senior Secured Credit Facility, and those subsidiaries acquired in the FTAS acquisition), The Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia other than immaterial subsidiaries (“Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock and intercompany debt of the borrower and subsidiaries and substantially all present and future property and assets of the borrower and subsidiary guarantors.

The Senior Secured Credit Facility contains financial covenants that, among other things, limit the Company’s maximum total leverage ratio (total indebtedness to EBITDA, as defined by the terms of the Senior Secured Credit Facility) and requires Sensata to maintain a minimum interest coverage ratio (EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. In addition, non-financial covenants confer limitations on Sensata’s ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

The Senior Secured Credit Facility also stipulates certain events and conditions which may require the Company to use excess cash flow, as defined by the terms of the agreement, generated by operating, investing or financing activities to be used to prepay some or all of outstanding borrowings under the Facility beginning in 2008.

As per the terms of the Senior Secured Credit Facility, Restricted Subsidiaries are also subject to restrictive covenants. As of April 27, 2006 and December 31, 2006, for purposes of the Senior Secured Credit Facility, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement.

The final maturity of the revolving credit facility is on April 27, 2012. Loans made pursuant to the revolving credit facility must be repaid in full on or prior to such date, and all letters of credit issued thereunder will

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

terminate unless cash collateralized prior to such time. The final maturity of the term loan facility is on April 27, 2013. The term loan must be repaid during the final year of the term loan facility in equal quarterly amounts, subject to amortization of approximately 1 percent per year prior to such final year.

The revolving credit facility bears interest at LIBOR plus 2 percent subject to a pricing grid based on total leverage, and carries a commitment fee of 50 basis points on the unused portion of the facility. The term loan facility bears interest at LIBOR plus 1.75 percent in the case of borrowings denominated in U.S. dollars and EURIBOR plus 2 percent in the case of borrowings denominated in euros. The interest payments on the Senior Secured Credit Facility are due quarterly starting July 27, 2006. The revolving credit facility is payable in full at maturity. All borrowings under the Senior Secured Credit Facility are pre-payable at the Company’s option at par.

The Senior Notes

The outstanding senior notes (“Senior Notes”) were issued under an indenture dated as of April 27, 2006 among the Company, as issuer, The Bank of New York, as trustee, and the Guarantors (“Senior Note Indenture”). The Senior Notes mature on May 1, 2014. Interest is payable semiannually (at 8 percent per annum) in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the Acquisition of the S&C business from TI.

In addition, the indentures governing the notes limit, under certain circumstances, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of April 27, 2006 and December 31, 2006, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted subsidiaries will not be subject to the restrictive covenants of the Senior Note Indenture. Unrestricted subsidiaries will not guarantee any of the Senior Notes.

Additional securities may be issued under the Senior Note Indenture in one or more series from time to time, subject to certain limitations.

The Senior Notes are general unsecured obligations of the Company and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such secured indebtedness and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the Senior Notes are general unsecured obligations of such Guarantor.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

The Company may redeem some or all of the Senior Notes after May 1, 2010 at the redemption prices listed below, plus accrued interest.

Year	Percentage
2010	104.0
2011	102.0
2012 and thereafter	100.0

The Company may also redeem any of the Senior Notes at any time prior to May 1, 2010, at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1 percent of the then outstanding principal amount of Senior Notes and (b) the excess of the sum of the present value of the Senior Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the Senior Notes.

The Company may also redeem up to 40 percent of the Senior Notes on or prior to May 1, 2009 from the proceeds of certain equity offerings and designated asset sales at a redemption price equal to 108 percent of the principal amount of the Senior Notes, plus accrued interest, if any, to the date of redemption only if, after any such redemption, at least 50 percent of the aggregate principal amount of such series of notes remain outstanding.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Notes or the guarantees, the Company may redeem the Senior Notes of that series in whole, but not in part, at any time, at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change of control, the Company will be required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101 percent of their principal amount, plus accrued interest to the date of repurchase. In the event of a change of control, the Senior Notes will be subject to repurchase prior to the Senior Subordinated Notes.

Senior Subordinated Notes

The outstanding senior subordinated notes (“Senior Subordinated Notes”) were issued under an indenture dated as of April 27, 2006 among the Company, as issuer, The Bank of New York as trustee and the Guarantors (“Senior Subordinated Indenture”). The Senior Subordinated Notes mature on May 1, 2016. Interest is payable semi-annually (at 9 percent per annum) in cash to holders of Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million (a U.S. dollar equivalent of $301.6 million at issuance). Proceeds from the issuance of the Senior Subordinated Notes were used to fund a portion of the acquisition of the S&C business from TI.

In addition, the indentures governing the notes limit, under certain circumstances, our ability and the ability of our restricted subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of April 27, 2006 and December 31, 2006, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Subordinated Indenture. Unrestricted subsidiaries will not guarantee any of the Senior Subordinated Notes.

Additional securities may be issued under the Senior Subordinated Indenture in one or more series from time to time, subject to certain limitations.

The Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including the Company’s obligations under the Senior Notes and the Senior Secured Credit Facility, and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the Senior Subordinated Notes are general unsecured obligations of such Guarantor.

The Company may redeem some or all of the Senior Subordinated Notes beginning on May 1, 2011, at the redemption prices listed below, plus accrued interest.

Year	Percentage
2011	104.5
2012	103.0
2013	101.5
2014 and thereafter	100.0

The Company may also redeem any of the Senior Subordinated Notes at any time prior to May 1, 2011, at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1 percent of the then outstanding principal amount of Senior Subordinated Notes and (b) the excess of the sum of the present value of the Senior Subordinated Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the Senior Subordinated Notes.

The Company may also redeem up to 40 percent of the Senior Subordinated Notes on or prior to May 1, 2009 from the proceeds of certain equity offerings and designated asset sales at a redemption price equal to 109 percent of the principal amount of the Senior Subordinated Notes, plus accrued interest, if any, to the date of redemption only if, after any such redemption, at least 50 percent of the aggregate principal amount of such series of notes remain outstanding.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Subordinated Notes or the guarantees, the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

Company may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

The Company also has local lines of credit and overdraft lines of credit with commercial lenders at certain of its subsidiaries to fund working capital and other operating requirements of $30.0 million and $15.0 million, respectively. No amounts were drawn on these lines at December 31, 2006.

During the period April 27, 2006 to December 31, 2006, the Company recorded a foreign currency translation loss of $52,077 on the euro denominated debt in the Consolidated and Combined Statement of Operations.

Debt Maturities

Remaining mandatory principal repayments of long-term debt, excluding capital leases, in each of the years ended December 31, 2006 through 2011 and thereafter are as follows:

Year Ending December 31,	Aggregate Maturities
2007	$14,753
2008	14,753
2009	14,753
2010	14,753
2011	14,753
Thereafter	2,168,036

Total long-term debt principal payments	$2,241,801

Compliance with Financial and Non-Financial Covenants

On September 29, 2006, Sensata executed, with its lenders, a letter amendment and waiver to the Senior Secured Credit Facility (the “Waiver”), whereby the lenders agreed to waive compliance with certain requirements of the Senior Secured Credit Facility. Under the terms of the Waiver, the lenders agreed that for the purposes of computing any of the Company’s financial covenants or accounting determination provided to the lenders, all DPCs issued by the Company were to be classified as Additional paid-in capital for all periods.

In addition, the lenders agreed to waive any event of default arising from the Sensata’s failure to deliver to the lenders, within the deadline set forth in the Senior Secured Credit Facility, the Company’s financial statements and compliance certificate for the quarter ended June 30, 2006. In connection with the Waiver, the Company incurred a fee of $675 which is included in interest expense during the period from April 27, 2006 to December 31, 2006.

As of November 23, 2006, the Company failed to comply with the requirement under the Senior Notes and Senior Subordinated Notes to file an exchange offer registration statement with the U.S. Securities and Exchange Commission (the “SEC”), on or prior to the 210th day after the original issue date of the notes (April 27, 2006), and began to incur additional cash interest in the amount of 0.25 percent per annum of the principal amount of the Senior Notes and Senior Subordinated Notes. The additional interest expense totaled $193. The Company

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

stopped accruing for the additional 0.25 basis points on December 29, 2006, the date of filing the Form S-4 Registration Statement with the SEC, as per the terms of the Indentures.

As of December 14, 2006, the Company failed to comply with the requirement under the Senior Notes and the Senior Subordinated Notes to furnish to the noteholders its financial information for the quarter ended September 30, 2006, and other financial and non-financial disclosures that would be required to be contained in a filing with the SEC on Form 10-Q. The failure to furnish this report to the noteholders did not constitute an event of default as defined in the Senior Note Indenture and the Senior Subordinated Indenture, as the Company had a 60 day cure period to remedy its non-compliance with this covenant.

The Company believes that the filing on December 29, 2006 of its unaudited financial statements as of and for the period ended September 30, 2006, with the SEC in the Registration Statement on Form S-4 constituted a cure within the required period set forth in the Senior Note Indenture and Senior Subordinated Indenture and, as a result, as of the date of the issuance of the Registration Statement and as of December 31, 2006, the Company was in compliance with all financial and non-financial covenants of its Senior Secured Credit Facility, Senior Note Indenture, and Senior Subordinated Indenture.

Predecessor

In December 2005, the Predecessor completed a sale-leaseback of its facilities in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease obligation outstanding was $30,832 and $31,165 at December 31, 2006 and December 31, 2005, respectively.

11. Income Taxes

Successor

Effective April 27, 2006 and concurrent with the Acquisition, the Company and its Dutch subsidiaries are taxable entities in the Netherlands. They will file a tax return in the Netherlands under Dutch fiscal unity (i.e., consolidation). The Company’s non-Dutch subsidiaries will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the United States, Japan, China, Brazil, South Korea, Malaysia and Mexico. The Acquisition purchase accounting, the new debt and equity capitalization of the various members of the consolidated group, and the realignment of the functions performed and risks assumed by the various members are of significant consequence to the determination of future book and taxable income of the respective group members and Sensata as a whole.

(Loss) income before provision for income taxes was as follows:

	U.S.	Non-U.S.	Total
For the period April 27, 2006 to December 31, 2006	$(58,188)	$(105,556)	$(163,744)
For the period January 1, 2006 to April 26, 2006	$4,583	$66,583	$71,166
2005	$62,735	$162,072	$224,807
2004	$81,401	$154,045	$235,446

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

Provision (benefit) for income taxes was as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the period April 27, 2006 to December 31, 2006:
Current	$—	$18,412	$—	$18,412
Deferred	10,767	18,308	1,073	30,148

Total	$10,767	$36,720	$1,073	$48,560

For the period January 1, 2006 to April 26, 2006:
Current	$2,887	$16,497	$72	$19,456
Deferred	1,237	4,675	428	6,340

Total	$4,124	$21,172	$500	$25,796

2005:
Current	$22,286	$54,143	$1,009	$77,438
Deferred	2,166	1,404	382	3,952

Total	$24,452	$55,547	$1,391	$81,390

2004:
Current	$26,533	$51,741	$1,440	$79,714
Deferred	5,247	(1,891)	311	3,667

Total	$31,780	$49,850	$1,751	$83,381

Principal reconciling items from income tax computed at the U.S. statutory tax rate are as follows:

For the Period April 27, 2006 to December 31, 2006
Tax benefit computed at U.S. statutory rate of 35 percent	$(57,311)
Foreign rate tax differential	7,149
Non-deductible exchange loss	18,152
Withholding taxes not creditable	3,446
Non-deductible DPC interest	11,992
Losses not tax benefited	64,040
State taxes, net of federal benefit	655
Other	437

Total provision for income taxes	$48,560

For the Period January 1, 2006 to April 26, 2006
Tax computed at U.S. statutory rate of 35 percent	$24,908
Effect of operations in non-U.S. jurisdictions	(2,865)
U.S. tax on repatriation of foreign earnings	2,907
Losses not tax benefited	776
State taxes, net of federal benefit	325
Other	(255)

Total provision for income taxes	$25,796

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

	For the years ended December 31,
	2005	2004
Tax computed at statutory rate of 35 percent	$78,682	$82,406
Research and development tax credits	(1,443)	(1,213)
State taxes, net of federal benefit	1,391	1,751
Tax benefit from export sales and domestic manufacturing	(1,071)	(448)
Other	3,831	885

Total provision for income taxes	$81,390	$83,381

The primary components of deferred income tax assets and liabilities were as follows:

	Successor	Predecessor
	December 31, 2006	December 31, 2005
Deferred tax assets:
Inventories and related reserves	$4,555	$9,358
Accrued expenses	15,310	10,594
Property, plant and equipment	164	4,369
Unrealized exchange loss	1,345	—
NOL and interest expense carryforwards	64,548	—

Total deferred tax assets	85,922	24,321

Valuation allowance	(58,443)	—

Net deferred tax asset	$27,479	$24,321

Deferred tax liabilities:
Intangible assets and goodwill	(58,328)	—
Other	(2,964)	(383)

Total deferred tax liabilities	(61,292)	(383)

Net deferred tax (liability) asset	$(33,813)	$23,938

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2006 will be allocated as follows:

Income tax benefit recognized in the consolidated statement of operations	$(51,650)
Other comprehensive loss	(2,987)
Goodwill	(3,806)

$(58,443)

A full valuation allowance has been established on substantially all of the net deferred tax assets in jurisdictions that have incurred net operating losses, in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, $1,356,613 of the Company’s goodwill and $59,100 of the indefinite lived intangibles are amortizable over 6 to 20 years. For book purposes, goodwill and indefinite lived intangibles are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

lived intangibles will result in a taxable temporary difference which will not be reversed until the related book intangible asset is impaired or written off. Therefore, it may not be offset by deductible temporary differences, such as net operating loss carryforwards, which expire within a definite period. As a result, the company must recognize a net deferred tax liability. The net change in the total valuation allowance for 2006 was an increase of $58,443.

On November 28, 2006, The Netherlands Parliament passed a tax law reducing the tax net operating loss carryforward period to nine years. Under the rule in effect prior to January 1, 2007, the loss carryforward period was unlimited. Under U.S. GAAP, the effect of tax law changes are first reflected in the financial statements in the period the law is enacted and, as such, the effect of the change in the Dutch tax law is reflected in Sensata’s results for the fourth quarter of 2006.

The Company’s subsidiary operating in Changzhou, China, is eligible for a 5 year tax holiday. Under the tax holiday, the subsidiary’s income is tax exempt in the first two profitable years and the tax rate is reduced by 50% for the three years thereafter. The subsidiary has not yet generated a taxable profit, thus the holiday period has not begun.

Withholding taxes apply to intercompany interest, royalty and management fees and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient corporation’s ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.

As of December 31, 2006, the Company has U.S. federal and state net operating loss carryforwards of approximately $18,536 and non-U.S. net operating loss carryforwards of approximately $122,601. The U.S. federal net operating loss carryforward will expire in 2026 and the state net operating loss carryforward will expire from 2011 to 2026. The non-U.S. net operating loss carryforward will expire from 2011 to 2015.

Predecessor

Prior to April 27, 2006, the operations of the Sensors & Controls business were included in the consolidated tax returns of TI. The income tax provisions included in the accompanying combined statements of operations have been determined as if the Sensors & Controls business were a separate taxpayer. Cash payments for income taxes in the Predecessor period were made by either TI on a consolidated basis or directly by certain S&C Business jurisdictions which were exclusively S&C Business locations.

12. Pensions and Other Post Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans. All of these plans duplicate benefits previously provided to participants under plans sponsored by TI, and recognize prior service with TI.

United States Benefit Plans

The principal retirement plans in the U.S. include a) a qualified defined benefit pension plan, b) a defined contribution plan and c) an enhanced defined contribution plan. In addition, the Company provides post-retirement medical coverage to most of its employees, and nonqualified benefits to some employees.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Qualified Defined Benefit Pension Plans

The benefits under the qualified defined benefit pension plan are determined using a formula based upon years of service and the highest five consecutive years of compensation.

TI closed the qualified defined benefit pension plan to participants hired after November 1997. In addition, participants eligible to retire under the TI plan as of April 26, 2006 were given the option of continuing to participate in the qualified defined benefit pension plan or retiring under the qualified defined benefit pension plan and thereafter participating in the enhanced defined contribution plan.

As a term of the Acquisition, TI was bound to transfer a portion of the assets in their defined benefit trust to the Sensata trust. The plan assets included in the financial statements reflect the final asset transfer.

The Company intends to contribute amounts to this plan to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. For the period from April 27, 2006 to December 31, 2006, no contributions were made to the qualified defined benefit plan. The Company expects to contribute approximately $1.6 million to U.S. defined benefit plan during 2007.

The Company also sponsors a non-qualified plan which is closed to new participants and is unfunded.

Defined Contribution Plans

Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices. Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, may participate in the enhanced defined contribution plan, where employer-matching contributions are provided for up to 4 percent of the employee’s annual eligible earnings. In addition, this plan provides for a fixed employer contribution of 2 percent of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003. Employees who remain in the qualified defined benefit plan may participate in a defined contribution plan, where 50% employer-matching contributions are provided for up to 2 percent of the employee’s annual eligible earnings.

The aggregate expense for U.S. employees under the defined contribution plans was $1,610 for the period from April 27, 2006 to December 31, 2006.

U.S. Retiree Health Care Benefit Plan

The Company offers access to group medical coverage during retirement to most of its U.S. employees. The Company makes contributions toward the cost of those retiree medical benefits for certain retirees and their dependents. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D, and, accordingly, the Company expects to be entitled to the Federal subsidy in all years after 2006. For the period from April 27, 2006 to December 31, 2006, the Company did not contribute toward the cost of any retiree medical benefits. Obligations to the U.S. Retiree Health Care Benefit Plan for employees that retired prior to the Acquisition have been assumed by TI.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Retiree health benefits are partially funded through a Voluntary Employee Benefit Association (“VEBA”) trust. As a term of the Acquisition, TI was bound to transfer a portion of the assets in their VEBA trust to the Sensata VEBA trust. The plan assets included in the financial statements reflect the final asset transfer. For the period from April 27, 2006 to December 31, 2006, the Company made no contributions to the Sensata VEBA trust. The Company does not expect to make any contributions to the VEBA trust in 2007.

Non-U.S. Retirement Plans

Retirement coverage for non-U.S. employees is provided, to the extent deemed appropriate, through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For the period from April 27, 2006 to December 31, 2006 the Company contributed $2,403 to non-U.S. defined benefit plans. The Company expects to contribute approximately $2.8 million to non-U.S. retirement plans during 2007.

As a term of the Purchase Agreement, TI is bound to transfer a portion of the assets related to the Japan defined benefit plan to the Sensata trust. This transfer will be based on regulations effective in Japan. As of December 31, 2006, the final asset amount to be transferred from the TI plan had not been determined. These financial statements include preliminary estimates of the transfer amount. Sensata expects that finalization of the asset transfer will not have a material effect on the Company’s results of operations or financial position.

Effect on the Statements of Operations and Balance Sheets

Adoption of recognition provisions of SFAS 158

In September 2006, the FASB issued SFAS 158 which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements effective as of the fiscal year ending December 31, 2007 for non-public and entities with public debt only, with early adoption encouraged. Effective December 31, 2006, the Company early adopted SFAS 158 and began to fully recognize its retirement and postretirement plan obligations on its statement of financial position. The Company’s measurement date for benefit obligations and plan assets was December 31, 2006.

The following table illustrates the effect that the application of SFAS 158 had on the Company’s December 31, 2006 statement of financial position relative to the amounts that would have been reported before the application of SFAS 158:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pension benefits	$24,694	$6,410	$31,104
Deferred income taxes, net of valuation allowance	$33,813	—	$33,813
Total liabilities	$2,541,250	$6,410	$2,547,660
Accumulated other comprehensive loss	$(2,490)	$(6,410)	$(8,900)
Total shareholder’s equity	$831,042	$(6,410)	$824,632

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Prior to the Acquisition, TI managed its employee benefit retirement plans on a consolidated basis, and separate information for the Sensors & Controls business was not readily available. Therefore, the Sensors & Controls business share of the TI employee benefit plans’ assets and liabilities is not included in the combined balance sheets for periods prior to April 27, 2006. The combined statements of operations for periods prior to April 27, 2006 include an allocation of the costs of the employee benefit plans. These costs were allocated based on the S&C business employee population for each period presented. Net periodic benefit cost allocated from TI for the respective plans was as follows:

	For the period from January 1, 2006 to April 26, 2006	For the years ended December 31,
		2005	2004
Defined benefit pension expense	$1,793	$5,274	$6,327
Defined contribution plans expense	$894	$5,948	8,051
Retiree health care expense	$379	$1,349	1,327

In connection with the Acquisition, the Company recorded benefit obligations equal to the difference between the projected benefit obligation and the fair value of plan assets. Upon the Acquisition, Sensata acquired the plan assets and assumed the pension obligations for all active S&C employees covered by the TI defined benefit plans who elected to continue to participate in the plans. TI retained the assets and obligations associated with those individuals who elected to retire under the qualified defined benefit pension plan as of April 26, 2006. As of April 27, 2006, the benefit obligation and plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Projected benefit obligation at April 27, 2006	$45,319	$7,786	$32,058
Fair value of plan assets at April 27, 2006	34,039	4,611	23,245

Net periodic benefit cost of the defined benefit and retiree health care benefit plans was as follows for the period April 27, 2006 to December 31, 2006:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,283	$188	$2,273
Interest cost	1,786	324	656
Expected return on plan assets	(1,558)	(215)	(907)

Net periodic benefit cost	$1,511	$297	$2,022

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Obligation and asset data for the defined benefit and retiree health care benefit plans for the period April 27, 2006 to December 31, 2006 were as follows:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Benefit obligation at April 27, 2006	$45,319	$7,786	$32,058
Service cost	1,283	188	2,273
Interest cost	1,786	324	656
Plan participants’ contributions	—	—	118
Actuarial (gain) /loss	5,130	555	19
Benefits paid	(368)	—	(321)
Foreign currency exchange rate changes	—	—	(439)

Benefit obligation at December 31, 2006	$53,150	$8,853	$34,364

Change in Plan Assets
Fair value of plan assets at April 27, 2006	$34,039	$4,611	$23,245
Actual return on plan assets	2,584	142	(668)
Employer contribution	—	—	2,403
Plan participants’ contributions	—	—	118
Benefits paid	(368)	—	(321)
Foreign currency exchange rate changes	—	—	(522)

Fair value of plan assets at December 31, 2006	$36,255	$4,753	$24,255

Funded status at end of year	$(16,895)	$(4,100)	$(10,109)

Accumulated benefit obligation at December 31, 2006	$38,201	$—	$27,171

Amounts recognized in the statement of financial position at December 31, 2006 consist of:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Current liabilities	$—	$—	$(585)
Noncurrent liabilities	(16,895)	(4,100)	(9,524)

	$(16,895)	$(4,100)	$(10,109)

Amounts recognized in accumulated other comprehensive loss at December 31, 2006 consist of:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Adjustment to initially apply SFAS 158, net of tax	$4,104	$628	$1,678

These amounts represent actuarial net losses. The Company estimates that no portion of the net loss will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next twelve months.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets at December 31, 2006 is presented below:

	U.S. Plans	Non-U.S. Plans
Projected benefit obligations	$53,150	$8,634
Accumulated benefit obligations	$38,201	$8,187
Plan assets	$36,255	$1,837

Information for defined benefit plans that have projected benefit obligations in excess of plan assets at December 31, 2006 is presented below:

	U.S. Plans	Non-U.S. Plans
Projected benefit obligations	$53,150	$34,364
Plan assets	$36,255	$24,255

Assumptions and Investment Policies

Assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension and retiree health care plans as of December 31, 2006 and related cost were as follows:

	Defined Benefit	Retiree Health Care
U.S. assumed discount rate	5.50%	5.75%
Non-U.S. assumed discount rate	2.25% – 4.50%	—
U.S. average long-term pay progression	4.00%	—	(1)
Non-U.S. average long-term pay progression	1.50% – 3.00%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree health care benefits as compensation levels do not impact earned benefits.

Assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension and retiree health care plans for the period from April 27, 2006 to December 31, 2006 were as follows:

	Defined Benefit	Retiree Health Care
U.S. assumed discount rate	6.00%	6.25%
Non-U.S. assumed discount rate	2.25% – 4.50%	—
U.S. assumed long-term rate of return on plan assets	7.00%	7.00%
Non-U.S. assumed long-term rate of return on plan assets:	4.00% – 4.50%	—
U.S. average long-term pay progression	4.00%	—	(1)
Non-U.S. average long-term pay progression	1.50% – 3.00%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree health care benefits as compensation levels do not impact earned benefits.

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

estimated duration of the plan liabilities. For the U.S. plans a cash flow matching analysis is used to select a discount rate reflecting the plans’ actual expected future cash flows.

The expected long-term rate of return on plan assets assumptions are based upon actual historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. We believe these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.

The table below shows target allocation ranges for the plans that hold a substantial majority of the defined benefit assets. The asset allocations for the retiree health care benefit plan are intended to represent the long-term targeted mix rather than a current mix.

	U.S. Plans		Non-U.S. Defined Benefit
Asset Category	Defined Benefit	Retiree Health Care
Equity securities	50% – 75%	75%	40% – 90%
Fixed income securities and cash	25% – 50%	25%	10% – 60%

For the defined benefit plans, it is intended that the investments will be rebalanced when the allocation is not within the target range. Additional contributions are invested consistent with the target ranges and may be used to rebalance the portfolio. The investment allocations and individual investments are chosen with regard to the duration of the obligations of the plan. The assets in the retiree health care benefit plan are invested in a VEBA trust. For tax efficiency, the investments in the VEBA trust are not rebalanced but additional contributions to the trust may be used to reallocate the portfolio.

As of December 31, 2006, the actual allocation of the U.S. pension assets was 53% equity and 47% fixed income.

Assumed health care cost trend rates for the U.S. retiree health care plan :

	Retiree Health Care
	December 31, 2006	April 27, 2006
Assumed health care trend rate for next year:
Attributed to less than age 65	10%	10%
Attributed to age 65 or greater	11%	11%
Ultimate trend rate	5%	5%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2011	2011
Attributed to age 65 or greater	2012	2012

A one percentage point increase or decrease in health care cost trend rates would impact the accumulated postretirement benefit obligation at December 31, 2006, by $105 and $(155), respectively, and the service cost and interest cost components of plan expense for the period from April 27, 2006 to December 31, 2006 by $9 and $(13), respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

The following table projects the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Health Care	U.S. Medicare D Reimbursement	Non-U.S. Defined Benefit
2007	$2,500	$45	$(1)	$761
2008	2,880	82	(2)	791
2009	3,360	142	(4)	822
2010	3,900	244	(5)	866
2011	4,550	349	(7)	956
2012 - 2016	$34,800	$4,183	$(70)	$6,192

13. Share-Based Payment Plans

Successor

On April 27, 2006, the Company, in connection with the Acquisition, implemented management compensation plans to align compensation for certain key executives with the performance of the Company. The objective of the plans is to promote the long-term growth and profitability of the Company and its subsidiaries by providing those persons who are involved in the Company with an opportunity to acquire an ownership interest in the Company. The following plans were in effect on date of Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent, Sensata Technologies Holding B.V., the holding company that owns Sensata Technologies Intermediate Holding B.V. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

Based on the original terms of the plans, the awards were classified as liability awards under SFAS 123(R). On September 29, 2006, the Company modified the terms of the awards and the underlying securities. After the modification, the following plans were in effect: 1) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) the First Amended and Restated 2006 Management Securities Purchase Plan (“Restricted Stock Plan”) which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. These modifications resulted in a change in classification of the awards from liability to equity awards in accordance with the provisions of SFAS 123(R).

No tax benefit was realized during the period as no stock options were exercised nor did any restrictions lapse on management’s restricted shares.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

Stock Options

A summary of stock option activity for the period from April 27, 2006 to December 31, 2006 is presented below:

	Equity Strips	Ordinary Shares
Tranche 1 Options
Balance April 27, 2006	—	—
Granted—May 15, 2006	735,225	—
Modification—September 29, 2006	(735,225)	3,341,931
Granted—September 29, 2006	—	41,774
Granted—October 31, 2006	—	41,774
Forfeited	—	—
Exercised	—	—

Balance December 31, 2006	—	3,425,479

Exercisable at December 31, 2006	—	—
Tranche 2 and 3 Options
Balance April 27, 2006	—	—
Granted—May 15, 2006	1,470,450	—
Modification—September 29, 2006	(1,470,450)	6,683,862
Granted—September 29, 2006	—	83,548
Granted—October 31, 2006	—	83,548
Forfeited	—	—
Exercised	—	—

Balance December 31, 2006	—	6,850,958

Exercisable at December 31, 2006	—	—

The exercise price, weighted average price per share and weighted average remaining life of options outstanding as of December 31, 2006 is $6.99, $6.99 and 9.4 years, respectively. The aggregate intrinsic value of stock options outstanding at December 31, 2006 is zero. No options vested or expired during the period from April 27, 2006 to December 31, 2006.

Sensata Technologies Holding B.V. 2006 Management Option Plan

Under this plan, participants were granted 2,205,675 options in three separate tranches. Each option entitled the holder to acquire an “equity strip” comprised of 1 Sensata Technologies Holding B.V. ordinary share and 19.5 Deferred Payment Certificates (“DPCs”) at an aggregate strike price of euro 25.00. These options were classified as liability awards based on features of the options as well as the underlying securities. Each tranche of awards had different vesting provisions and are further described below.

Tranche 1 Options: Tranche 1 grants consisted of 735,225 options that vest over a period of 5 years (40 percent vesting year 2, 60 percent vesting year 3, 80 percent vesting year 4 and 100 percent vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

vesting period of 5 years. The options expire 10 years from the date of grant unless the grantee’s employment with the Company is terminated for other than good cause, in which case all the unvested options expire on termination. Upon termination for any reason, the Company has a right, but not the obligation, to purchase all or any portion of award securities issued to the participant at the then current fair market value.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Ordinary Share Portion	DPC Portion
Dividend Yield / Interest Yield	0%	14.00%
Expected Volatility	19.64%	6.65 – 12.00%
Risk-free interest rate	5.13%	5.13%
Expected term (years)	6.60	3 – 5
Forfeiture Rate	5.00%	5.00%

The expected term of the time vesting options was based upon the “simplified” methodology prescribed by SAB 107, Share Based Payment (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options.

The aggregate grant date fair value of Tranche I options granted under this plan during 2006, was $7,948. The Company recognized non-cash compensation expense of $981 for the period April 27, 2006 to December 31, 2006. Unrecognized compensation expense on these options as of December 31, 2006 is $6,967, and the Company expects to recognize this expense over the next 4.4 years.

Tranche 2 and 3 Options: Tranche 2 and 3 grants consisted of 1,470,450 options that vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. The only difference between the terms of Tranche 2 and Tranche 3 awards is the amount of the required return on the Sponsors’ investment.

Such liquidity events would include, but not be limited to, an initial public offering of Sensata Technologies B.V., or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more third independent parties. These options expire ten years from the date of grant.

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

Assumed time to liquidity event (years)	3 – 5
Assumed vesting per year	20%
Probability IPO vs. disposition	70% / 30%
Forfeiture Rate	5%

The expected term of the time vesting options was based upon the “simplified” methodology prescribed by SAB 107. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

The aggregate grant date fair value of Tranche II and III granted under this plan during 2006, was $9,921. Management has concluded that satisfaction of the market performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the period ending December 31, 2006. In accordance with SFAS 123(R), if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Option Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan. The new plan effectively cancelled the options granted under the original plan and reissued new options. The new options retained the majority of the terms and features of the original options except that the new options entitled the holder to acquire only ordinary shares (not DPCs) and the purchase price of the options was adjusted accordingly based on the fair value of the ordinary shares at the time of grant. The aggregate fair value of the new options was the same as that of the old options, and as such, there was no incremental compensation to be recorded as a result of the modification.

Restricted Securities

A summary of the restricted securities activity for the period from April 27, 2006 to December 31, 2006 is presented below:

	Ordinary Shares	Deferred Payment Certificates
Balance April 27, 2006	—	—
Granted shares—May 15, 2006	20,025	390,487
Modification—September 29, 2006	70,998	(390,487)
Forfeitures	—	—

Balance December 31, 2006	91,023	—

Restrictions lapsed as of December 31, 2006	—	—

Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

Under this plan, at the inception of the Company, participants were granted restricted Sensata Technologies Holding B.V. securities consisting of 20,025 ordinary shares and 390,487 DPCs. For 11,466 and 223,587 ordinary shares and DPCs, respectively, the restrictions lapse upon the earlier of retirement as defined, a change in control or the third anniversary. For the remainder of the awards, the restrictions lapse upon the earlier of one year from the date of grant or the date of a change in control.

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $278 in connection with these restricted securities for the period from April 27, 2006 to December 31, 2006.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation to be recorded. Unrecognized compensation in connection with the restricted securities as of December 31, 2006 is $345, and the Company expects to recognize this expense over the next 1.5 years.

None of the restricted securities had vested as of December 31, 2006.

Predecessor

During their time as employees of TI, certain employees of Sensata, formerly the Sensors & Controls business of TI, were granted stock options for TI common stock and/or restricted stock units of TI under long-term incentive plans, as well as participating in TI’s employee stock purchase plan.

TI has stock options outstanding to participants under various stock option plans. Options prices per share generally may not be less than 100 percent of the fair market value on the date of the grant. Substantially all the options have a 10 year term. Except for options granted as part of a special retention grant in February 2003 (which vest beginning in the second year after grant at a rate of 50 percent / 25 percent / 25 percent per year), options granted subsequent to 1996 generally vest ratably over four years.

TI has managed its share-based compensation plans on an individual participant basis and not on a business entity basis. Therefore, certain separate information necessary to report option activity of the employees of the Sensors & Controls business participating in the TI plans for all applicable periods is not readily available. At December 31, 2005, employees of the Sensors & Controls business held options on 2,700,884 shares of TI common stock at weighted-average exercise prices per share of $26.53.

Prior to July 1, 2005, TI accounted for awards granted under those plans following the recognition and measurement principles of APB 25 and related interpretations. No compensation cost was reflected in the Sensors and Controls business operations for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant (except options granted under TI’s employee stock purchase plans). Compensation cost has been recognized for restricted stock units (RSUs).

Net income for the fiscal years ended December 31, 2005 and 2004 was $143,417 and $152,065, respectively. Had the fair value based method been applied, the proforma net income for the fiscal years ended December 31, 2005 and 2004 would have been $142,478 and $148,033, respectively.

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the year ended December 31, 2005, includes the application amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in TI’s pro forma disclosures), and (b) compensation cost of all share-based payments granted subsequent to July 1, 2005 (the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for prior periods have not been restated.

Effect of Adopting SFAS 123(R)

The effect on S&C for the years ended December 31, 2005, from TI’s adoption of SFAS 123(R) as of July 1, 2005, was an increase in share-based compensation expense of $2,749 (recognized in SG&A) and a decrease in net income of $1,967. Compensation expense related to RSUs was already recognized before implementation of SFAS 123(R).

Total share-based compensation expense for the fiscal years ended 2004 and 2005, and the period from January 1, 2006 to April 26, 2006 was $60, $2,900, and $1,070, respectively.

The amounts above include S&C’s portion of the impact of recognizing expense related to participation in TI’s non-qualified stock options and stock options offered under TI’s employee stock purchase plan. The amounts are based on the relative number of options granted to participating S&C employees to the total number of options granted to all TI employees. Share-based compensation expense has not been allocated to the various segments but is reflected in corporate activities and other.

14. Shareholder’s Equity and TI’s Net Investment

Successor

In connection with the Acquisition, the Company issued 180 ordinary shares with a par value of €100 per share. The Company is authorized to issue up to 900 shares. Upon the close of the Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Company S.C.A. Sensata Investment Company S.C.A. contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to Sensata and in exchange received 180 Ordinary Shares, €100 nominal value per share, and €616,909 of Deferred Payment Certificates (“DPCs”). The DPCs were legally issued as debt and provided the holder with a 14 percent yield on the principal amount. As a result, the DPCs were classified as long-term debt as of April 27, 2006 and the accrued yield was recognized as interest expense. In addition, the DPCs and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss. For the period April 27, 2006 to September 21, 2006, the Company recorded DPC-related interest expense of $44,581 and a foreign currency loss on remeasurement of the DPCs and accrued yield of $13,442.

On September 21, 2006, the Company legally retired the DPCs effective as of April 27, 2006, and restructured them as Additional paid–in capital, the original intended investment classification. Under U.S. GAAP, the DPCs were classified as debt until the date of the modification of the instrument. Therefore, effective September 21, 2006, the principal amounts of $768,298 for the DPCs and their accrued interest of $44,581, including foreign currency exchange losses of $13,442, were reclassified into equity as Additional paid-in capital.

On September 29, 2006, the Company modified its share-based payment plans in order to achieve equity classification of the awards. The amount reclassified into equity as Additional paid-in capital due to this modification was $750.

On July 28, 2006, certain members of management participated in the Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan. In connection with this plan, certain

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Shareholder’s Equity and TI’s Net Investment—(Continued)

members of management contributed $1.6 million to Sensata Investment Company S.C.A. and received an equity interest in Sensata Investment Company S.C.A. On September 29, 2006, $1.6 million was contributed to Sensata as a capital contribution from its Parent.

Predecessor

TI’s investment in the Sensors & Controls business is shown as TI’s net investment in lieu of Shareholder’s equity in the combined financial statements because no direct ownership relationship existed among the entities that comprised the Sensors & Controls business. TI used a centralized approach to cash management and the financing of its operations. Cash deposits from the Sensors & Controls business were transferred to TI on a regular basis and were netted against TI’s net investment account. Consequently, none of TI’s cash, cash equivalents or debt has been allocated to the Sensors & Controls business in the Predecessor combined financial statements.

15. Related Party Transactions

The nature of the Company’s related party transactions has changed as the Company has migrated from a wholly owned operation of TI for all periods prior to the closing of the Acquisition to a stand-alone independent company, effective as of April 27, 2006. Accordingly, the following discussion of related party transactions highlights the significant related party relationships and transactions both after (Successor) and before (Predecessor) the closing of the Acquisition.

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) and record retention services. The obligations for TI to provide those services vary in duration, but with some exceptions, expire no later than April 26, 2007. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the period April 27, 2006 to December 31, 2006, the Company recorded $21,077 within selling, general, and administrative expense related to these administrative arrangements.

Cross-License Agreement

In connection with the Acquisition, the Company entered into a cross-license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the Company and TI grant each other a license to use certain technology used in connection with the each other party’s business.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). Pursuant to this agreement, the Company paid an aggregate of $30,000 to the Sponsors in connection with the costs of the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

15. Related Party Transactions—(Continued)

Acquisition (and capitalized as part of the allocation of purchase price) and capitalized debt issuance costs. In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee for each fiscal quarter of the Company (a “Periodic Fee”) equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For the period April 27, 2006 to December 31, 2006, the Company has recorded $2,667 within selling, general and administrative expense in the accompanying statement of operations in connection with this fee.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the Acquisition of First Technology the company paid advisory fees of $900 to the Sponsors. The Advisory Agreement also requires the Company to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from the Advisory Agreement. The Advisory Agreement continues in full force and effect until April 26, 2016, renewable, unless terminated, in one year extensions provided; however, that Bain Capital may cause the agreement to terminate upon a change of control or mutual public offering. In the event of the termination of the Advisory Agreement, the Company shall pay each of the Sponsors any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until April 26, 2016 or any extension period.

Other Arrangements with the Investor Group and its Affiliates

During 2006, the Company paid an aggregate of $11,369 to one of Sensata Investment Company S.C.A.’s shareholders for legal services rendered in connection with the Sensata and FTAS Acquisitions, which were capitalized as purchase price and debt issue costs. In addition, for the period from April 27, 2006 to December 31, 2006, the Company recorded $406 of expenses in the accompanying statement of operations for legal services provided by this shareholder.

Predecessor

TI provided various services to the S&C business, including but not limited to cash management, facilities management, data processing, security, payroll and employee benefit administration, insurance administration and telecommunication services. TI allocated these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among TI’s businesses on the basis of their respective revenues, headcount or other measure. Management believes these methods of allocating costs are reasonable. Expenses allocated to the S&C business were as follows:

Types of Expenses	Basis of Allocation	For the period from January 1, 2006 to April 26, 2006	Years ended December 31:
			2005	2004
Employee benefits	Headcount	$3,703	$11,110	$15,128
Corporate support functions	Revenue	5,868	17,344	14,940
IT services	Headcount	2,394	7,658	7,583
Facilities	Square footage	1,994	5,983	4,210

Total		$13,959	$42,095	$41,861

Intercompany sales to TI were approximately $1,100, $5,254 and $2,859 for the Predecessor period ended April 26, 2006 and the years ended December 31, 2005 and December 31, 2004, respectively, primarily for test hardware used in TI’s semiconductor business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies

Lease Obligations

The Company operates primarily in leased facilities, with terms generally ranging from two to ten years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and also require that the Company pay taxes, insurance and maintenance cost. Rental and lease expense was $3,069 for the period from April 27, 2006 to December 31, 2006, $971 for the period from January 1, 2006 to April 26, 2006, $3,128 in 2005 and $3,066 in 2004.

Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases.

In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease obligation outstanding was $30,832 and $31,165 at December 31, 2006 and 2005, respectively.

Future minimum annual lease payments for capital leases and noncancelable operating leases in effect at December 31, 2006 are shown in the table below.

	Future Minimum Rental Payments
	Capital Leases	Operating Leases	Total
Fiscal
2007	$3,226	$5,012	$8,238
2008	3,258	3,925	7,183
2009	3,291	2,422	5,713
2010	3,324	1,876	5,200
2011	3,357	1,856	5,213
2012 and thereafter	50,661	19,399	70,060

Net minimum rentals	67,117	34,490	101,607
Less interest portion	(36,285)	—	(36,285)

Present value of future minimum rentals	$30,832	$34,490	$65,322

We have non-cancelable purchase agreements with various suppliers for goods and services. At December 31, 2006, we had the following purchase commitments

2007	$17,151
2008	5,350
2009	5,120
2010	4,000
2011	4,000
2012 and thereafter	17,333

Total	$52,954

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Off-balance sheet commitments

The Company executes contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by the intellectual property indemnities cannot reasonably be estimated or accrued.

Indemnifications provided as part of contracts and agreements

The Company is a party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:

Sponsor: On the closing date of the Acquisition, the Company entered into customary indemnification agreements with the Sponsors pursuant to which the Company will indemnify the Sponsors, against certain liabilities arising out of performance of a consulting agreement with the Company and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

Officers and Directors: The Company’s corporate by-laws require that, except to the extent expressly prohibited by law, the Company must indemnify Sensata’s officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals, incurred in connection with civil or criminal action or proceedings, as it relates to their services to Sensata and its subsidiaries. Although the by-laws provide no limit on the amount of indemnification, the Company may have recourse against its insurance carriers for certain payments made by the Company. However, certain indemnification payments may not be covered under the Company’s directors’ and officers’ insurance coverage.

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary. The Company and Videoton currently operate under a Manufacturing Agreement dated July 1, 2001 that has been amended subsequently and remains in effect. In the event that the Company were to terminate the agreement with Videoton, the Company would be required to provide six months notice and reimburse Videoton for six months of labor charges. Management estimates that labor charges for six months of Videoton service would total approximately €1,500 (or $1,900). The Company has no current plans to terminate the arrangement.

Product Warranty Liabilities

The Company accrues for known product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically S&C has experienced a low rate of payments on product claims. Consistent with general industry practice, the Company enters formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of the Company’s business products.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Environmental Remediation Liabilities

Our operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations.

TI has been designated by the U.S. Environmental Protection Agency (EPA) as a Potentially Responsible Party (PRP) at a designated Superfund site in Norton, Massachusetts, regarding wastes from the Company’s Attleboro operations. The EPA has issued its Record of Decision, which describes a cleanup plan estimated to cost $43,000. The Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34,000. EPA expects a PRP group to undertake the remaining remediation, and has indicated that at least 14 PRPs will be requested to participate. As of December 31, 2005, S&C had an accrued liability of $2,256 for this remediation. In accordance with the terms of the asset and stock purchase agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

In 2001, TI was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI is one of over 50 companies notified of potential cleanup liability. In accordance with the terms of the asset and stock purchase agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

Control Devices Incorporated (CDI), a wholly-owned subsidiary of our U.S. operating subsidiary acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (GTE), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other.

Supplier Consignment Arrangement

On October 23, 2006, Sensata Technologies, Inc. (“STI”), the Company’s U.S. operating subsidiary entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign up to $25.0 million of silver. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.0 million of the above commercial bank consignment to EMSI. Purchases from EMSI for the periods January 1, 2006 to April 26, 2006 and April 27, 2006 to December 31, 2006 totaled $10.2 million and $18.4 million, respectively. STI and the commercial bank have security interest in the silver contained in raw materials, work-in-process, and finished

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata. As of December 31, 2006, STI had approximately $15.2 million of consignment silver with EMSI.

Legal Proceedings

Sensata is involved in litigation from time to time in the ordinary course of business. Sensata believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company. In addition, TI has agreed to indemnify Sensata for certain claims and litigation not explicitly assumed in the Purchase Agreement. With regards to the litigation discussed below and other litigation not expressly assumed in the Purchase Agreement, TI is not required to indemnify Sensata for claims until the aggregate amount of damages from such claims, together with certain other claims, exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify Sensata for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million.

As of December 31, 2006, Sensata was party to 28 lawsuits, three of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2006, Ford issued four separate recalls of vehicles, amounting in aggregate to 6 million vehicles, containing this cruise control deactivation system and Sensata’s switch. Ford recalled an additional 155,000 vehicles during the first quarter of 2007. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional four recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $2.1 million as of December 31, 2006. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against us alleging defects in certain of our products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to forebear service of the complaint until July 15, 2007, under an agreement to stay the litigation and toll the related statute of limitations. In recent months, we have held discussions with the customer and anticipate that discussions with the customer will continue during 2007. As part of these discussions, we have offered to compensate the customer for certain costs associated with third party claims, external engineering costs, and service parts. Although no specific or final amount has been agreed to at this time, the Company believes that any outcome would not have a material adverse effect on our financial condition.

In connection with the alleged defect, the customer has made a filing with the Consumer Products Safety Commission (“CSPC”) pursuant to the Consumer Products Safety Act, although we are not aware of any determination or finding made by the CPSC pursuant to the filing. Although the customer has estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators, we are not presently able to accurately or reasonably estimate the ultimate scope of any corrective action, including the number of units that could be affected. The outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments

Cash and Equivalents

The fair value amounts for cash and cash equivalents at December 31, 2006 approximates the carrying amounts on the balance sheet due to the short-term maturities of these instruments.

Accounts Receivable

The carrying amount of accounts receivable approximates fair value.

Debt

The Company determined the fair value of debt by using quoted market prices for publicly traded securities or by obtaining market or dealer quotes for loans with similar characteristics.

The fair value of the term loans under the Senior Secured Credit Facility, as determined based on market prices obtained from our agent, was approximately $1,466,252 at December 31, 2006. The fair values, as of December 31, 2006, of the Senior Notes of $435,375 and Senior Subordinated Notes of $327,014 are estimated based on quoted market prices. The difference between the fair value and the carrying value represents the theoretical net premium or discount we would pay or receive to retire all debt at such date.

All debt including capital lease obligations was recorded at fair value on April 27, 2006 due to the application of purchase accounting. At December 31, 2006, the fair value of all debt including capital lease obligations was $2,259,473 and the carrying value was $2,272,633.

At December 31, 2006, the fair value and the carrying amount of the capital lease was $30,832.

Derivatives and Hedging Activities

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net loss or comprehensive loss, depending on the timing and designated purpose of the derivative.

Cash Flow Hedges

In June 2006, the Company executed U.S. dollar interest rate swap contracts covering $485.0 million of its variable rate debt. This initiative is consistent with the Company’s risk management objective to reduce exposure to variability in cash flows relating to interest payments on its outstanding debt. The interest rate swap amortizes from $485.0 million on the effective date to $25.0 million at maturity in January 2011. The Company entered into the interest rate swap to hedge a portion of the Company’s exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of the Company’s variable rate debt to fixed rates.

The critical terms of the interest rate swap are identical to those of the designated floating rate debt under the Company’s Senior Secured Credit Facility.

The terms of the swaps are shown in the following table (in millions):

Notional Principal Amount	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$ 485.0	January 27, 2011	3 Month LIBOR	5.377%

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

Further, consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on its outstanding debt, in June 2006 the Company executed euro interest rate collar contracts covering €250 million of variable rate debt. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our EURIBOR-based debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on its EURIBOR-based variable rate debt at prevailing market rates. The EURIBOR rate was 3.7 percent as of December 31, 2006.

The terms of the collars are shown in the following table (in millions):

Initial Notional Principal Amount	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
€250.0	None	July 27, 2006	July 27, 2007	4.15%	2.95%-4.15%	2.95%
€250.0	None	July 27, 2007	July 27, 2008	4.30%	3.15%-4.30%	3.15%
€250.0 to €160.0	Amortizing	July 27, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

During the period April 27, 2006 to December 31, 2006, there were no gains or losses from cash flow hedges due to ineffectiveness. No amounts were excluded from the assessment of hedge effectiveness. During the period April 27, 2006 to December 31, 2006, the Company recorded net derivative losses of $2,347 in Accumulated other comprehensive loss, and reclassified $143 of net derivative gains from Accumulated other comprehensive loss to Interest (expense), net. No cash flow hedges were derecognized or discontinued during the period April 27, 2006 to December 31, 2006. The Company expects to reclassify approximately $627 from Accumulated other comprehensive loss to Net loss within the next twelve months.

Derivative financial instruments are recorded at fair value which approximates the amount that the Company would pay or receive to settle the position. As of December 31, 2006 the Company recorded the fair value of the derivative instruments of $610 and $3,100 in the Consolidated and Combined Balance Sheets in Other assets and Other long-term liabilities, respectively.

Fair value information on financial instruments used to hedge S&C business exposure to foreign currency and interest rate risk is not available due to the centralized nature of TI’s hedging program.

Concentration of Credit Risk

The Company is subject to counterparty risk on financial instruments such as cash equivalents, trade and other receivables, and derivative instruments. The Company manages its counterparty credit risk on cash equivalents by investing in highly rated, marketable instruments and/or financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, and their dispersion across different businesses and geographic areas. No single customer accounted for greater than 10 percent of combined Sensata revenues. The Company performs ongoing credit evaluations of its customers’ financial condition.

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of the end of each reporting period. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

As of December 31, 2006, the Company had no significant concentration of credit risk. However, because Sensata is a global company with substantial operations in emerging markets, it is subject to sovereign risks as well as the increased counterparty risk of customers and financial institutions in those jurisdictions.

18. Business Segment Data

The Company organizes its business into two reporting segments, Sensors and Controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the Sensors and Controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and amortization expenses recognized in the Sensata and FTAS Acquisition. These corporate costs are separately stated below and include costs that are primarily related to functional areas such as accounting, treasury, information technology, legal, human resource, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two segments are the same as those in the summary of significant accounting policies included in Note 2.

The Sensors segment is a manufacturer of pressure, force and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems.

The Controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The Controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, arc-fault circuit protectors and precision switches and thermostats.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

The tables below present information about reported segments for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and the years ended December 31, 2005 and December 31, 2004.

	Successor	Predecessor
	For the periods		For the years ended December 31,
	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	2005	2004
Net revenues:
Sensors	$496,332	$223,280	$617,310	$567,749
Controls	302,175	152,320	443,361	460,899

Total net revenues	$798,507	$375,600	$1,060,671	$1,028,648

Segment operating income (as defined above):
Sensors	$131,523	$54,139	$157,358	$154,031
Controls	82,586	39,566	114,854	120,542

Total segment operating income	$214,109	$93,705	$272,212	$274,573

Corporate / other	(42,870)	(18,609)	(21,846)	(21,735)
Restructuring and other costs, net	—	(2,456)	(22,996)	(16,253)
Turn-around effect of step-up in inventory to fair value	(25,017)	—	—	—
Amortization of intangibles and capitalized software	(82,740)	(1,078)	(2,458)	(2,870)

Profit from operations	$63,482	$71,562	$224,912	$233,715
Interest expense, net	(163,593)	(511)	(105)	—
Currency transaction (loss)/gain and other	(63,633)	115	—	1,731

(Loss) / income before income taxes	$(163,744)	$71,166	$224,807	$235,446

The table below presents depreciation and amortization for the reported segments for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and December 31, 2004.

	Successor	Predecessor
	For the periods		For the years ended December 31,
	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	2005	2004
Total depreciation and amortization
Sensors	$10,692	$4,008	$16,416	$12,620
Controls	7,487	2,746	12,872	14,989
Corporate / other(1)	93,009	2,855	1,870	4,850

Total	$111,188	$9,609	$31,158	$32,459

(1)	Included within Corporate / other during the period April 27, 2006 to December 31, 2006 is a significant portion of the depreciation and amortization expense on the fair value step up recognized in the Sensata and FTAS Acquisitions. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

The table below presents total assets for the reported segments as of December 31, 2006, December 31, 2005, and December 31, 2004.

	Successor	Predecessor
		December 31,
	December 31, 2006	2005	2004
Total assets
Sensors	$274,538	$253,630	$211,928
Controls	217,589	173,881	182,748
Corporate / other(1)	2,880,165	76,786	47,842

Total	$3,372,292	$504,297	$442,518

(1)	Included within Corporate / other as of December 31, 2006 is $1,442,726 of goodwill and $1,225,793 of fair value step up on acquired intangible assets and capitalized software, and $62,577 of fair value step up on property, plant and equipment recognized in the Sensata and FTAS Acquisitions. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

The table below presents capital expenditures for the reported segments for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and December 31, 2004.

	Successor	Predecessor
	For the periods		For the years ended December 31,
	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	2005	2004
Total capital expenditures
Sensors	$17,874	$7,980	$25,041	$24,940
Controls	8,934	3,022	14,529	12,231
Corporate / other	2,822	5,703	2,648	716

Total	$29,630	$16,705	$42,218	$37,887

The following geographic area data includes net revenue, based on revenue recognition, and property, plant and equipment, based on physical location for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and December 31, 2004.

Geographic Area Information

	Net Revenue
	Successor	Predecessor
	For the Periods		For the years ended December 31,
	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	2005	2004
Americas	$399,265	$179,505	$525,433	$525,827
Asia Pacific	206,012	103,184	274,670	241,959
Europe	193,230	92,911	260,568	260,862

Total	$798,507	$375,600	$1,060,671	$1,028,648

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

	Long Lived Assets
	December 31
	2006	2005	2004
Americas	$134,222	$87,124	$47,478
Asia Pacific	92,645	66,954	61,910
Europe	21,621	14,754	15,358

Total	$248,488	$168,832	$124,746

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes as described in Note 10 (the “Notes”). The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by the Company and each of the Company’s direct and indirect wholly owned subsidiaries in the U.S., The Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia other than immaterial subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities, described in Note 10.

The following condensed consolidating and combined financial statements are presented for the information of the holders of the Notes and present the Condensed Consolidating and Combining Balance Sheets as of December 31, 2006 and December 31, 2005 and the Condensed Consolidating and Combining Statements of Operations and Statements of Cash Flows for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and for the years ended December 31, 2005 and December 31, 2004 of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated and combined presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100 percent owned by the parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the Guarantor Subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of Sensata’s general creditors.

For the Successor period, intercompany profits from the sale of inventory between Sensata Non-Guarantor Subsidiaries and Company’s Guarantor Subsidiaries have been reflected on a gross basis within Net revenue and Cost of revenue in the Guarantor and Non-Guarantor Statement of Operations, and are eliminated to arrive at the Sensata Combined Statement of Operations. It is Sensata’s policy to expense intercompany profit margin through Cost of Revenue when an intercompany sale takes place. Therefore, in the Condensed Combining Balance Sheets, intercompany profits are not included in the carrying value of Inventories of the Guarantor and Non-Guarantor Subsidiaries. Instead, Inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s legal entities.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated

Assets
Current assets:
Cash and cash equivalents	$40,380	33,960	10,413	—	$84,753
Accounts receivable, net of allowances	—	175,909	15,432	—	191,341
Intercompany accounts receivable	119,368	174,442	12,831	(306,641)	—
Inventories	—	95,978	19,877	—	115,855
Deferred income tax assets	—	5,038	192	—	5,230
Prepaid and other current assets	926	32,409	2,339	—	35,674

Total current assets	160,674	517,736	61,084	(306,641)	432,853
Property, plant and equipment, net	—	216,204	32,284	—	248,488
Goodwill	—	1,327,510	115,216	—	1,442,726
Other intangible assets, net	—	1,123,694	51,430	—	1,175,124
Investment in subsidiaries	911,572	53,606	—	(965,178)	—
Advances to subsidiaries	2,142,864	—	—	(2,142,864)	—
Other assets	68,207	3,111	1,783	—	73,101

Total assets	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long term debt and capital lease	$14,754	449	—	—	$15,203
Accounts payable	—	68,548	14,832	—	83,380
Accrued expenses and other current liabilities	30,193	64,297	14,421	—	108,911
Intercompany liabilities	167,762	122,846	16,033	(306,641)	—
Accrued profit sharing	—	5,715	269	—	5,984

Total current liabilities	212,709	261,855	45,555	(306,641)	213,478
Pension and other post-retirement benefit obligations	—	29,823	696	—	30,519
Capital lease obligations	—	30,383	—	—	30,383
Long-term intercompany liabilities	—	2,108,216	34,648	(2,142,864)	—
Long-term debt, less current portion	2,227,047	—	—	—	2,227,047
Other long-term liabilities	12,519	25,272	8,442	—	46,233

Total liabilities	2,452,275	2,455,549	89,341	(2,449,505)	2,547,660
Shareholder’s equity
Shareholder’s equity	831,042	786,312	172,456	(965,178)	824,632

Total liabilities and shareholder’s equity	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Balance Sheet

December 31, 2005

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Assets
Current assets:
Accounts receivable, net of allowances	$—	$161,230	$4,070	$—	$165,300
Intercompany accounts receivable	—	12,030	6,181	(18,211)	—
Inventories	—	78,731	7,137	—	85,868
Deferred income tax assets	—	17,757	307	—	18,064
Prepaid expenses and other current assets	—	10,730	585	—	11,315

Total current assets	—	280,478	18,280	(18,211)	280,547
Property, plant and equipment, net	—	154,438	14,394	—	168,832
Goodwill	—	24,626	11,753	—	36,379
Other intangible assets, net	—	5,807	486	—	6,293
Other assets	—	11,036	1,210	—	12,246

Total assets	$—	$476,385	$46,123	$(18,211)	$504,297

Liabilities and Invested Equity
Current liabilities:
Current portion of capital lease	$—	$646	$—	$—	$646
Accounts payable	—	47,020	3,174	—	50,194
Accrued expenses and other current liabilities	—	51,668	2,909	—	54,577
Intercompany liabilities	—	6,181	12,030	(18,211)	—
Accrued profit sharing	—	7,789	323	—	8,112

Total current liabilities	—	113,304	18,436	(18,211)	113,529
Capital lease obligations	—	30,519	—	—	30,519
Other long-term liabilities	—	4,522	54	—	4,576

Total liabilities	—	148,345	18,490	(18,211)	148,624
TI’s net investment	—	328,040	27,633	—	355,673

Total liabilities and TI’s net investment	$—	$476,385	$46,123	$(18,211)	$504,297

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Operations

For the Period From April 27, 2006 (inception) to December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	774,725	61,234	(37,452)	$798,507
Operating costs and expenses:
Cost of revenue	—	531,379	47,449	(37,452)	541,376
Research and development	—	18,480	62	—	18,542
Selling, general and administrative	7,969	156,776	10,362	—	175,107

Total operating costs and expenses	7,969	706,635	57,873	(37,452)	735,025

(Loss)/profit from operations	(7,969)	68,090	3,361	—	63,482
Interest expense, net	(51,618)	(110,828)	(1,147)	—	(163,593)
Currency translation (loss)/gain and other	(63,746)	(7,194)	7,307	—	(63,633)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(123,333)	(49,932)	9,521	—	(163,744)
Equity in earnings (losses) of subsidiaries	(40,411)	—	—	40,411	—
Provision/(benefit) for income taxes	48,560	33,736	3,926	(37,662)	48,560

Net (loss)/income	$(212,304)	$(83,668)	$5,595	$78,073	$(212,304)

Condensed Combining Statements of Operations

For the Period From January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$364,481	$27,232	$(16,113)	$375,600
Operating costs and expenses:
Cost of revenue	—	251,520	21,224	(16,113)	256,631
Research and development	—	7,627	—	—	7,627
Selling, general and administrative	—	34,438	5,342	—	39,780

Total operating costs and expenses	—	293,585	26,566	(16,113)	304,038

Profit from operations	—	70,896	666	—	71,562
Currency translation (loss)/gain and other	—	(414)	18	—	(396)

Income before income taxes and equity in earnings (losses) of subsidiaries	—	70,482	684	—	71,166
Provision for income taxes	—	23,513	2,283	—	25,796

Net income/(loss)	$—	$46,969	$(1,599)	$—	$45,370

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Operations

For the Year Ended December 31, 2005

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$1,033,107	$68,432	$(40,868)	$1,060,671
Operating costs and expenses:	—
Cost of revenue	—	692,851	52,935	(40,868)	704,918
Research and development	—	28,737	—	—	28,737
Selling, general and administrative	—	86,248	15,856	—	102,104

Total operating costs and expenses	—	807,836	68,791	(40,868)	835,759

Profit/(loss) from operations	—	225,271	(359)	—	224,912
Currency translation (loss)/gain and other	—	(13,927)	13,822	—	(105)

Income before income taxes and equity in earnings (losses) of subsidiaries	—	211,344	13,463	—	224,807
Provision for income taxes	—	75,978	5,412	—	81,390

Net income	$—	$135,366	$8,051	$—	$143,417

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

Condensed Combining Statements of Operations

For the Year Ended December 31, 2004

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$1,003,490	$61,513	$(36,355)	$1,028,648
Operating costs and expenses:
Cost of revenue	—	655,161	42,250	(36,355)	661,056
Research and development	—	31,957	—	—	31,957
Selling, general and administrative	—	89,823	12,097	—	101,920

Total operating costs and expenses	—	776,941	54,347	(36,355)	794,933

Profit/(loss) from operations	—	226,549	7,166	—	233,715
Currency translation (loss)/gain and other	—	(538)	2,269	—	1,731

Income before income taxes and equity in earnings (losses) of subsidiaries	—	226,011	9,435	—	235,446
Provision for income taxes	—	77,830	5,551	—	83,381

Net income	$—	$148,181	$3,884	$—	$152,065

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Period From April 27, 2006 (inception) to December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash Flows from Operating Activities:
Net cash provided by operating activities	$7,167	$121,872	$9,154	$(8,287)	$129,906
Cash Flows from Investing Activities:
Additions to property, plant and equipment and capitalized software	—	(27,422)	(2,208)	—	(29,630)
Proceeds from sale of assets	—	—	—	—	—
Acquisition of the S&C business, net of cash received	(3,018,018)	(2,907,318)	(113,483)	3,017,715	(3,021,104)
Acquisition of FTAS business, net of cash received	(91,809)	(53,606)	—	53,606	(91,809)

Net cash used in investing activities	(3,109,827)	(2,988,346)	(115,691)	3,071,321	(3,142,543)
Cash Flows from Financing Activities:
Proceeds from issuance of US term loan facility	950,000	—	—	—	950,000
Proceeds from issuance of Euro term loan facility	495,455	—	—	—	495,455
Proceeds from issuance of Senior Notes	450,000	—	—	—	450,000
Proceeds from issuance of Senior Subordinated Notes	301,605	—	—	—	301,605
Proceeds from issuance of revolving credit facility	10,000	—	—	—	10,000
Payments on revolving credit facility	(10,000)	—	—	—	(10,000)
Payments on US term loan facility	(4,750)	—	—	—	(4,750)
Payments on euro term loan facility	(2,101)	—	—	—	(2,101)
Payments on capitalized lease	—	(256)	—	—	(256)
Payment of debt issuance cost	(79,117)	—	—	—	(79,117)
Proceeds from issuance of Deferred Payment Certificates	768,298	—	—	—	768,298
Proceeds from issuance of Ordinary Shares	216,699	—	—	—	216,699
Capital contribution from Sensata Technologies Intermediate Holding	1,557	—	—	—	1,557
Proceeds from payments (on) intercompany loans	45,394	(45,394)	—	—	—
Proceeds from intercompany investment in subsidiaries	—	2,949,081	122,240	(3,071,321)	—
Dividends paid to Issuer	—	(2,997)	(5,290)	8,287	—

Net cash provided by financing activities	3,143,040	2,900,434	116,950	(3,063,034)	3,097,390

Net change in cash and cash equivalents	40,380	33,960	10,413	—	84,753
Cash and cash equivalents, beginning of the period	—	—	—	—	—

Cash and cash equivalents, end of the period	$40,380	$33,960	$10,413	$—	$84,753

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Cash Flows

For the Period From January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash Flows From Operating Activities:
Net cash provided by (used in) operating activities	$—	$43,306	$(2,707)	$—	$40,599

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	(16,025)	(680)	—	(16,705)
Proceeds on sale of assets	—	—	—	—	—
Acquisition of business, net of cash acquired	—	—	—	—	—

Net cash used in investing activities	—	(16,025)	(680)	—	(16,705)

Cash Flow From Financing Activity:
Payments on capital lease	—	(96)	—	—	(96)
Net transfers (to) from Texas Instruments	—	(27,185)	3,387	—	(23,798)

Net cash (used in) provided by financing activity	—	(27,281)	3,387	—	(23,894)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Cash Flows

For the Years Ended December 31, 2005

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash Flows From Operating Activities:
Net cash provided by operating activities	$—	$152,290	$20,986	$—	$173,276

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	(35,381)	(6,837)	—	(42,218)
Proceeds on sale of assets	—	4,661	—	—	4,661
Acquisition of business, net of cash acquired	—	(13,973)	(4,975)	—	(18,948)

Net cash used in investing activities	—	(44,693)	(11,812)	—	(56,505)

Cash Flow From Financing Activity:
Net transfers to Texas Instruments	—	(107,597)	(9,174)	—	(116,771)

Net cash used in financing activity	—	(107,597)	(9,174)	—	(116,771)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Cash Flows

For the Year Ended December 31, 2004

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash Flows From Operating Activities:
Net cash provided by operating activities	$—	$143,257	$1,870	$—	$145,127

Cash Flows From Investing Activities:
Additions to property, plant and equipment	—	(32,674)	(5,213)	—	(37,887)
Proceeds on sale of assets	—	22,708	—	—	22,708
Acquisition of business, net of cash acquired	—	—	(8,101)	—	(8,101)

Net cash used in investing activities	—	(9,966)	(13,314)	—	(23,280)

Cash Flow From Financing Activity:
Net transfers to Texas Instruments	—	(133,291)	11,444	—	(121,847)

Net cash used in financing activity	—	(133,291)	11,444	—	(121,847)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Subsequent Events

Malaysian Facility Purchase

On December 15, 2006, the Company’s Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd) entered into a sale and purchase agreement to acquire a building and real estate in Kuala Lumpur, Malaysia for use as a production facility for its Sensors business. The total purchase price is MYR (Malaysia ringgit) 24.5 million of which 10 percent or $0.7 million, was paid on December 15, 2006 with the balance due upon completion of the transaction. On March 2, 2007 the transaction was completed. On the closing date the balance of the purchase price converted to $6.3 million. The Company will continue to relocate manufacturing lines during a phased move through 2007 and 2008.

SMaL Acquisition

On February 27, 2007, the Company entered into a definitive agreement to purchase SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation for $11.4 million plus fees and expenses. SMaL is located in Cambridge Massachusetts, employs approximately 25 people and provides cameras and camera subsystems to automotive Advanced Driver Assistance Systems. The Company closed on this acquisition on March 14, 2007.

21. Unaudited Quarterly Data

A summary of the unaudited quarterly results of operations is as follows

	Successor			Predecessor
	For the Periods ended
	December 31	September 30	April 27, to June 30	April 1 to April 26	March 31
Year Ended December 31, 2006
Net revenue	$294,565	$287,251	$216,691	$81,439	$294,161
Gross profit	$102,831	$95,574	$58,726	$22,548	$96,421
Net (loss) income	$(65,050)	$(75,699)	$(71,555)	$5,767	$39,603

	Predecessor
	Quarter ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2005
Net revenue	$268,044	$252,489	$268,478	$271,660
Gross profit	$78,173	$82,811	$96,311	$98,458
Net (loss) income	$29,329	$32,672	$40,499	$40,917

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Periods April 27, 2006 to December 31, 2006, and January 1, 2006 to April 26, 2006

For the Years Ended December 31, 2006, 2005 and 2004

(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions charged to cost and expenses	Deductions (Describe)	Balance at the end of the period

April 27, 2006 - December 31, 2006
Allowance for doubtful accounts	$2,356	$800	$(2,161)	$995
Allowance for price adjustments	3,834	3,724	(4,750)	2,808
Return reserves	558	683	(630)	611

	$6,748	$5,207	$(7,541)	$4,414

January 1, 2006 - April 26, 2006
Allowance for doubtful accounts	$1,992	$743	$(379)	$2,356
Allowance for price adjustments	2,891	2,553	(1,610)	3,834
Return reserves	589	370	(401)	558

	$5,472	$3,666	$(2,390)	$6,748

2005
Allowance for doubtful accounts	$2,156	$919	$(1,083)	$1,992
Allowance for price adjustments	1,874	6,248	(5,231)	2,891
Return reserves	590	872	(873)	589

	$4,620	$8,039	$(7,187)	$5,472

2004
Allowance for doubtful accounts	$1,889	$2,121	$(1,854)	$2,156
Allowance for price adjustments	2,735	8,612	(9,473)	1,874
Return reserves	813	1,335	(1,558)	590

	$5,437	$12,068	$(12,885)	$4,620

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2007.

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on March 22, 2007.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE Thomas Wroe	Principal Executive Officer	March 22, 2007

/S/ JEFFREY COTE Jeffrey Cote	Principal Financial and Accounting Officer	March 22, 2007

/S/ AMACO MANAGEMENT SERVICES B.V. Amaco Management Services B.V.	Director	March 22, 2007
By:
Its:

/S/ GEERT BRAAKSMA Geert Braaksma	Director	March 22, 2007