Form 10-Q
period 2007-03-31
Sensata Technologies B.V.
filed 2007-05-04
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-139739

SENSATA TECHNOLOGIES B.V.

(Exact Name of Registrant as Specified in Its Charter)

THE NETHERLANDS	Not Applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-879-555
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 1, 2007, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our ability to operate as a stand-alone company, including our ability to raise additional funds when needed; competition in our markets; fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; continued pricing pressure from our customers; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; general economic, political, business and market risks associated with our non-U.S. operations; fluctuations in foreign currency exchange and interest rates; the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws; fluctuations in the cost and/or availability of manufactured components and raw materials; non-performance by our suppliers; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; our ability to attract and retain key personnel; material disruptions at any of our manufacturing facilities; risks associated with future acquisitions and integration of completed acquisitions, joint ventures or asset dispositions; the possibility that our controlling shareholder’s interests will conflict with ours or yours; risks associated with our substantial indebtedness, leverage and debt service obligations; and risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2006 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Successor
	March 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$89,807	$84,753
Accounts receivable, net of allowances of $3,918 and $4,414 at March 31, 2007 and December 31, 2006, respectively	212,288	191,341
Inventories	120,203	115,855
Deferred income tax assets	7,447	5,230
Prepaid expenses and other current assets	23,768	35,674

Total current assets	453,513	432,853
Property, plant and equipment at cost	294,756	276,936
Accumulated depreciation	(41,922)	(28,448)

Property, plant and equipment, net	252,834	248,488
Goodwill	1,447,461	1,442,726
Other intangible assets, net	1,145,629	1,175,124
Deferred income tax assets	1,749	1,605
Deferred financing costs	65,660	67,599
Other assets	8,882	3,897

Total assets	$3,375,728	$3,372,292

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,267	$15,203
Accounts payable	97,627	83,380
Income taxes payable	11,349	15,077
Accrued expenses and other current liabilities	107,824	92,543
Accrued profit sharing	2,192	5,984
Deferred income tax liabilities	1,317	1,291

Total current liabilities	235,576	213,478
Deferred income tax liabilities	48,556	39,357
Pension and post-retirement benefit obligations	27,543	30,519
Capital lease obligation	30,252	30,383
Long-term debt, less current portion	2,231,042	2,227,047
Other long-term liabilities	20,295	6,876
Commitment and contingencies

Total liabilities	2,593,264	2,547,660
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at March 31, 2007	22	22
Additional paid-in capital	1,046,304	1,045,814
Accumulated deficit	(253,628)	(212,304)
Accumulated other comprehensive loss	(10,234)	(8,900)

Total shareholder’s equity	782,464	824,632

Total liabilities and shareholder’s equity	$3,375,728	$3,372,292

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated and Combined Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	Successor	Predecessor
	For the three months ended
	March 31, 2007	March 31, 2006
Net revenue	$328,004	$294,161
Operating costs and expenses:
Cost of revenue	221,280	196,830
Research and development	9,798	6,322
Acquired in-process research and development	5,700	—
Selling, general and administrative	67,889	29,425

Total operating costs and expenses	304,667	232,577

Profit from operations	23,337	61,584
Interest (expense), net	(43,435)	(606)
Currency translation (loss) / gain and other	(7,004)	44

(Loss) / income before taxes	(27,102)	61,022
Provision for income taxes	13,553	21,419

Net (loss) / income	$(40,655)	$39,603

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated and Combined Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	Successor	Predecessor
	For the three months ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net (loss) / income	$(40,655)	$39,603
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	13,593	6,362
Amortization of deferred financing costs	1,940	—
Currency translation loss on debt	7,965	—
Share-based compensation	490	915
Amortization of intangible assets and capitalized software	31,347	765
Turn-around effect of inventory step-up to fair market value	2,158	—
Loss on sale and disposal of assets	49	480
Deferred income taxes	6,865	—
Noncash charge for acquired in-process research and development	5,700	—
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(20,264)	(7,009)
Inventories	(6,359)	(1,724)
Prepaid expenses and other current assets	11,867	1,077
Accounts payable and accrued expenses	31,216	10,398
Income taxes payable	(2,158)	—
Accrued profit sharing and retirement	(4,371)	(5,741)
Other	467	1,120
Net cash provided by operating activities	39,850	46,246
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(18,021)	(11,211)
Additional consideration in connection with the Acquisition of FTAS business	(981)	—
Acquisition of SMaL business	(11,982)	—
Net cash used in investing activities	(30,984)	(11,211)
Cash flows from financing activities:
Payments on U.S. term loan facility	(2,375)	—
Payments on euro term loan facility	(1,325)	—
Payments on capitalized lease	(112)	(96)
Net transfers to Texas Instruments	—	(34,939)
Net cash used in financing activities	(3,812)	(35,035)
Net change in cash and cash equivalents	5,054	—
Cash and cash equivalents, beginning of period	$84,753	$—
Cash and cash equivalents, end of period	$89,807	$—

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. The Company

Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”) is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct wholly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct wholly owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by Bain Capital Partners, LLC, a leading global private investment firm (“Bain”), co-investors (Bain and co-investors are referred to on a combined basis as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006, investment funds associated with the Sponsors completed the acquisition of the Sensors & Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $32.0 million (the “Acquisition” or “Sensata Acquisition”). The Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

Sensata was incorporated by the Sponsors in The Netherlands in 2005 and is the successor to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation. Sensata is a global designer and manufacturer of sensors and electronic controls and has manufacturing operations in the Americas, Europe and Asia.

The Sensors business includes pressure sensors and transducers for the automotive, heating, ventilation, air conditioning, and industrial markets. These products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Pressure sensors for vehicle stability and fuel injection improve safety and performance by reducing vehicle emissions and improving gas mileage.

The Controls business includes controls, motor protectors, circuit breakers, arc-fault circuit protectors and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, cars, lighting and other industrial applications.

All dollar amounts in the financial statements and tables in the notes, except share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete annual financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s most recent Annual Report on Form

10-K for the year ended December 31, 2006.

Successor Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements present separately the financial position, results of operations and cash flows for both the Company and the Predecessor. As described in further detail in Note 4, S&C was acquired by the Company on April 27, 2006. In connection with the Acquisition, a new accounting basis was established for the Company as of the acquisition date based upon an allocation of the purchase price to the assets acquired and liabilities assumed. Financial information for the Predecessor and Successor periods have been separated by a line on the face of the unaudited condensed consolidated and combined financial statements to highlight that the financial information for such periods have been prepared under two different historical cost bases of accounting.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

Predecessor Basis of Presentation

As previously described, the operations of S&C were under the control of TI through April 26, 2006. For all periods prior to the closing of the Acquisition, the accompanying unaudited condensed combined financial statements of S&C were derived from the consolidated financial statements of TI using the historical results of operations and the historical cost bases of assets and liabilities of TI’s Sensors and Controls reportable operating business segment, excluding the radio frequency identification (RFID) systems business which had been operated as a part of that segment.

The Predecessor financial statements include all costs of the S&C business and include certain costs allocated from TI. However, the unaudited condensed financial statements are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the S&C business had operated as a stand-alone entity during the periods presented. Had the S&C business existed as a separate entity, its results of operations and financial position could have differed materially from those included in the unaudited condensed combined financial statements included herein. In addition, future results of operations and financial position could differ materially from the historical results presented.

No direct ownership relationship existed among the entities that comprised the S&C business. All intercompany balances and transactions between the entities that comprised the S&C business, as described above, have been eliminated. TI used a centralized approach to cash management and the financing of its operations. Cash deposits from the S&C business were transferred to TI on a regular basis. Accordingly, none of TI’s cash, cash equivalents or debt has been allocated to the S&C business in the unaudited condensed combined financial statements.

3. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. The Company is currently reviewing the provisions of SFAS 157 to determine the effect, if any, the adoption will have on the Company’s financial position or results of operations. However, the Company does not expect the adoption to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for Sensata. The Company is currently reviewing the provisions of SFAS 159 to determine the effect, if any, the adoption will have on the Company’s financial position or results of operations. However, the Company does not expect the adoption to have a material impact on its financial position or results of operations.

4. Acquisitions and Dispositions

Successor Acquisitions

The Sensors and Controls Business of Texas Instruments Incorporated

On April 27, 2006, Sensata Technologies B.V. acquired S&C for a purchase price of $3.0 billion from TI pursuant to an Asset and Stock Purchase Agreement dated as of January 8, 2006 (the “Purchase Agreement”). As a result of this transaction, investment funds associated with or designated by the Sponsors indirectly own over 99 percent of the ordinary shares of Sensata.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The Company has accounted for the Acquisition as a purchase in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that assets, including intangible assets, acquired and liabilities assumed are recorded at fair value with the excess recorded as goodwill. In connection with the allocation of purchase price the Company identified certain intangible assets, including completed technology, customer relationships, non-compete agreements, and a trade name.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Acquisition:

Accounts receivables	$185,074
Inventories	120,643
Prepaid expenses and other current assets	42,793
Property, plant and equipment	236,085
Other assets	2,912
Other intangible assets	1,206,264
Goodwill	1,408,300
Deferred income taxes	708
Accounts payable and accrued liabilities	(132,295)
Pension and post retirement obligations, net	(15,819)
Capitalized lease obligations	(31,087)
Other long-term liabilities	(2,474)

Fair value of net assets acquired, excluding cash and cash equivalents	$3,021,104
Cash and cash equivalents	10,261

Fair value of net assets acquired	$3,031,365

Cash consideration and transaction fees and expenses	$3,031,365

During the three months ended March 31, 2007, the Company received the final actuarial valuation report associated with one of its non-U.S. defined benefit plans. The final valuation report indicated the pension benefit obligation as of April 27, 2006 was lower than previously estimated. Accordingly, the Company decreased the net pension benefit obligation assumed in the acquisition and goodwill by $7,449. The Company also adjusted the fair value estimates of certain acquired tax related assets and liabilities resulting in an increase in other long-term liabilities of $2,474, a decrease in other assets of $505, and a corresponding increase to goodwill of $2,979.

The Company continues to negotiate with the seller regarding the finalization of customary purchase price adjustments.

First Technology Automotive and Special Products

On December 19, 2006, the Company acquired several entities that comprise the First Technology Automotive and Special Products (“FTAS”) business of Honeywell International Inc. (“Honeywell”) for $89.9 million (the “FTAS Acquisition”). FTAS designs, develops and manufacturers automotive sensors (cabin comfort and safety and stability control), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. FTAS’s products are sold to automotive original equipment manufacturers (“OEMs”), Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. The Company believes the acquisition of FTAS enhances existing customer relationships and motor protector and circuit breaker product offerings. The purchase price of $89.9 million, plus fees and expenses of approximately $2.9 million, was funded by a euro 73.0 million new term loan ($95.4 million at issuance), the terms of which are defined in the existing Senior Secured Credit Facility.

The Company has accounted for the FTAS Acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets, acquired and liabilities assumed are recorded at fair value, with the excess recorded as goodwill. Goodwill recorded in relation to the FTAS Acquisition is not deductible for tax purposes, since the companies comprising the FTAS group were acquired in stock purchase transactions, which did not establish tax basis in the entities goodwill.

In connection with the allocation of purchase price the Company identified certain intangible assets, including preliminary estimates of customer relationships of $40,200 and completed technology of $11,400. These acquired definite-lived intangible assets are amortized on an accelerated (economic benefit) basis over their estimated useful lives, ranging from 9-13 years.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the FTAS Acquisition:

Accounts receivable	$11,078
Inventories	11,769
Prepaid expenses and other current assets	979
Property, plant and equipment	11,456
Other intangible assets	51,600
Goodwill	35,166
Deferred income taxes	(4,373)
Accounts payable and accrued liabilities	(16,494)
Other long-term liabilities	(8,391)

Fair value of net assets acquired	$92,790

Cash consideration and transaction fees and expenses	$92,790

During the three months ended March 31, 2007, the Company revised its estimates of the fair value of certain acquired assets and assumed liabilities, of which the most significant included an increase to long-term tax related liabilities of $8,391, and a reduction to accounts payable and accrued expenses of $3,480 for current income taxes payable and miscellaneous accrued expenses.

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

SMaL Camera Technologies, Inc.

On March 14, 2007, Sensata Technologies, Inc. (“STI”), the Company’s U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, pursuant to an asset purchase agreement dated February 27, 2007 for $11.4 million plus fees and expenses (the “SMaL Acquisition”), funded by cash on hand. SMaL is located in Cambridge, Massachusetts, employs approximately 25 people and provides cameras and camera subsystems to automotive Advanced Driver Assistance Systems. The Company believes that the acquisition of SMaL accelerates the time to market in the vision business, and builds camera and imager expertise and credibility. The results of operations of SMaL are included in the unaudited Condensed Consolidated and Combined Statement of Operations from the date of acquisition. The Company has accounted for the SMaL acquisition as a purchase in accordance with SFAS 141.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the SMaL Acquisition:

Inventories	$147
Prepaid expenses and other current assets	200
Property, plant and equipment	210
Other assets	120
Other intangible assets	1,610
Acquired in-process research and development	5,700
Goodwill	3,995

Fair value of net assets acquired	$11,982

Cash consideration and transaction fees and expenses	$11,982

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

The Company allocated $5,700 of the purchase price to in-process research and development projects. In-process research and development represents the valuation of acquired, to-be-completed research projects. The value assigned to purchased in-process research and development technology was determined by estimating the costs to develop the acquired technology into commercially reliable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in process had no alternative future uses. Accordingly, these costs were charged to acquired in-process research and development in the unaudited Condensed Consolidated and Combined Statement of Operations for the three months ended March 31, 2007.

The following unaudited pro forma financial information for the three months ended March 31, 2006 presents the results of our operations as if the Sensata Acquisition, the FTAS Acquisition and the SMaL Acquisition had occurred at the beginning of the period presented. The following unaudited pro forma financial information for the three months ended March 31, 2007 presents the results of our operations as if the SMaL Acquisition had occurred at the beginning of the period presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions actually taken place on the first day of the respective periods, or of future results of operations.

	Pro Forma (Unaudited)
	For the three months ended
	March 31, 2007	March 31, 2006
Net revenue	$328,007	$311,298
Net (loss)	$(41,840)	$(46,286)

Included in the unaudited pro forma amounts for the three months ended March 31, 2006 shown above are additional expenses the Company would have incurred if the transactions occurred at the beginning of the period presented, including (i) the interest expense (inclusive of the amortization of deferred financing fees) on the debt incurred to complete the Sensata Acquisition and to fund the FTAS Acquisition, (ii) additional amortization of identifiable intangible assets acquired resulting from the application of purchase accounting, (iii) additional depreciation of property, plant and equipment based on the increased fair value resulting from the application of purchase accounting, (iv) expenses of $1,000, reflecting management fees due to the Sponsors under a management agreement entered into in connection with the Sensata Acquisition, (v) share-based compensation expense related to the plans established in connection with the Sensata Acquisition, (vi) $5,700 of expenses associated with a one time charge for acquired in-process research and development, and (vii) an adjustment to the provision for income taxes related to all of the pro forma adjustments.

The unaudited pro forma amounts for the three months ended March 31, 2007 shown above include an additional expense that the Company would have incurred if the SMaL Acquisition occurred at the beginning of the period presented, relating to additional amortization of identifiable intangible assets acquired resulting from the application of purchase accounting.

5. Comprehensive Net (Loss) / Income

Comprehensive net (loss) / income includes net (loss) / income, net unrealized (loss) for the effective portion of the Company’s designated cash flow hedges and a pension adjustment, which is discussed in Note 10. The components of comprehensive net (loss) / income, net of tax, are as follows:

	Successor	Predecessor
	For the three months ended
	March 31, 2007	March 31, 2006
Net (loss) / income	$(40,655)	$39,603
Net unrealized (loss) on derivatives	(602)	—
Pension adjustment	(732)	—
Comprehensive net (loss) / income	$(41,989)	$39,603

6. Inventories

Inventories consist of the following:

	March 31, 2007	December 31, 2006
Finished goods	$57,823	$51,899
Work-in-process	18,425	17,164
Raw materials	43,955	46,792

Total	$120,203	$115,855

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill by segment:

	Sensors	Controls	Total
Balance—December 31, 2006	$1,153,784	$288,942	$1,442,726
Sensata Acquisition	(3,617)	(853)	(4,470)
FTAS Acquisition	(7,289)	12,499	5,210
SMaL Acquisition	3,995	—	3,995

Balance—March 31, 2007	$1,146,873	$300,588	$1,447,461

As discussed in Note 4, goodwill attributed to the FTAS Acquisition and the SMaL Acquisition reflects the Company’s preliminary allocation of the purchase prices to the estimated fair values of the assets acquired and the liabilities assumed.

Definite-lived intangible assets have been amortized on a straight-line basis for the Predecessor period and on an accelerated (economic benefit) basis over their estimated lives in the Successor period. The following table reflects the components of acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

		March 31, 2007			December 31, 2006
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$237,240	$18,243	$218,997	$236,600	$13,149	$223,451
Customer relationships	10	938,770	94,877	843,893	938,000	69,132	868,868
Non-compete agreements	6	23,400	337	23,063	23,400	243	23,157
Tradename	12	200	—	200	—	—	—

	11	$1,199,610	$113,457	$1,086,153	$1,198,000	$82,524	$1,115,476

Amortization expense on definite-lived intangibles for the three months ended March 31, 2007 and 2006 was $30,933 and $400, respectively. Amortization of these acquisition-related intangibles is estimated to be $95,111 for the remainder of 2007, $136,276 in 2008, $140,143 in 2009, $132,614 in 2010 and $121,070 in 2011.

In connection with the Sensata Acquisition, the Company concluded that its “Klixon” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1927, and the Company has no plans to discontinue using the Klixon name. An amount of $59,100 was assigned to the brand name in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the unaudited Condensed Consolidated Balance Sheets include capitalized software licenses with gross carrying amounts of $1,006 and $764 and net carrying amounts of $376 and $548 as of March 31, 2007 and December 31, 2006, respectively. The weighted average life for the Capitalized Software is 2 years. Amortization expense on capitalized software for the three months ended March 31, 2007 and 2006 was $414 and $365, respectively.

8. Restructuring Costs

In 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions were expected to affect 208 jobs, 96 of which are in Holland. The total cost of this restructuring action is expected to be $14,068. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The remaining reserve balance is expected to be paid through fiscal year 2009.

There was no activity related to the 2005 Plan during the three months ended March 31, 2007. The following table shows the reserve balance as of March 31, 2007:

	Severance	Total
Balance at December 31, 2006	$398	$398
(Payments)	—	—
Charges	—	—

Balance at March 31, 2007	$398	$398

In December 2006, the Company acquired FTAS from Honeywell. On January 10, 2007, the Company announced plans to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites (“FTAS Plan”). In accordance with Emerging Issues Task Force No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, the Company recognized restructuring liabilities in 2006 of $5,358 related to these actions, which relate primarily to exit and related severance costs, and are expected to be paid through fiscal 2008.

There was no activity related to the FTAS Plan during the three months ended March 31, 2007. The following table shows the reserve balances as of March 31, 2007:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2006	$3,067	$2,291	$5,358
(Payments)	—	—	—
Charges	—	—	—

Balance at March 31, 2007	$3,067	$2,291	$5,358

No restructuring charges were incurred during the three months ended March 31, 2007.

The following restructuring charges were incurred during the three months ended March 31, 2006:

	2003 Plan	2005 Plan	FTAS Plan	Total
January 1, 2006—March 31, 2006 charges classified to:
Cost of revenues	$64	$2,026	$—	$2,090
SG&A	6	17	—	23

Total	$70	$2,043	$—	$2,113

The 2003 Plan is described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

9. Income Taxes

Successor

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of benefit to recognize in the financial statements. The amount of the benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The Company has reviewed the tax positions taken, or to be taken in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. At January 1, 2007, the total amount of unrecognized tax benefits, that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in our financial statements, is $664, all of which, if recognized, may decrease the Company’s income tax provision. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

The Company is required to recognize interest expense and penalties relating to unrecognized tax benefits. The Company classifies interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. At January 1, 2007, the amount of accrued interest and penalties relating to unrecognized tax benefits was $5 and $0, respectively.

The Company files income tax returns in the United States and various foreign tax jurisdictions. These tax returns are generally open to examination by the relevant tax authorities from three to five years from the date they are filed. The tax filings relating to the Company’s operations in Brazil, China and Italy are currently open to examination for tax years 2001 through 2006. The Company’s income tax filings in all other jurisdictions are currently open to examination for tax year 2006 only.

The Company recorded a tax provision of $13,553 for the first quarter of 2007. Approximately $7,088 of the tax provision is considered current and will result in a payment of cash taxes. This relates primarily to the Company’s profitable operations in foreign tax jurisdictions. The remaining tax provision relates primarily to deferred tax expense attributable to amortization of tax deductible goodwill for which there is no cash tax impact.

On April 10, 2007 the Company received an inquiry from the State Tax Bureau of Baoying County, The People’s Republic of China (“Tax Bureau”), regarding the equity transfer price that was determined for Sensata Technologies Baoying Co., Ltd. at the time of the Acquisition on April 27, 2006. The Company is currently reviewing this inquiry and intends to provide a comprehensive response to the Tax Bureau. Due to the timing and nature of this inquiry the Company is currently unable to estimate the impact this matter may have, if any, on the Company’s financial position or results of operations.

Predecessor

Prior to April 27, 2006, the operations of the S&C business were included in the consolidated tax returns of TI. The income tax provisions included in the accompanying combined statements of operations have been determined as if the Sensors & Controls business were a separate taxpayer. Cash payments for income taxes in the Predecessor period were made by either TI on a consolidated basis or directly by certain S&C business jurisdictions which were exclusively S&C business locations. Provision for income tax expense for the three months ended March 31, 2006 was $21,419.

10. Pensions and Other Post Retirement Benefits

Successor

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans. All of these plans replicate benefits previously provided to participants under plans sponsored by TI, and recognize prior service with TI.

The components of net periodic pension and post retirement cost were as follows for the three months ended March 31, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$565	$85	$802
Interest cost	716	125	162
Expected return on plan assets	(600)	(85)	(255)

Net periodic benefit cost	$681	$125	$709

During the three months ended March 31, 2007, the Company received the final actuarial valuation report associated with one of its non-U.S. defined benefit plans. The final valuation report indicated the pension benefit obligation as of April 27, 2006 was lower than previously estimated. Accordingly, the Company decreased the long-term pension benefit obligation by $2,939, increased the non-current prepaid pension asset by $4,510 and decreased goodwill by $7,449. In addition, and as a result of the change in the pension benefit obligation as of April 27, 2006, the Company recorded the following change in estimate during the three months ended March 31, 2007: The Company reduced net periodic pension cost discussed above by $547 and increased accumulated other comprehensive loss in the unaudited Condensed Consolidated Balance Sheets by $732.

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company expects to contribute approximately $1.6 million to U.S. qualified defined benefit plan during fiscal year 2007. The Company does not expect to make any contributions to the Voluntary Employee Benefit Association (“VEBA”) trust and the non-qualified defined benefit plan during fiscal year 2007.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $2.8 million to non-U.S. defined benefit plans during fiscal year 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

In accordance with the terms of the Purchase Agreement, TI is bound to transfer a portion of the assets related to the Japan Defined Benefit Plan to the Sensata trust. The Company has reached an agreement with TI regarding the methodology associated with the calculation of the asset to be transferred and by applying that methodology has been able to determine the asset amount attributable to the Company’s plan as of April 27, 2006 and December 31, 2006. The Company expects the asset transfer to occur during the second quarter of fiscal year 2007. The final amount of the asset transfer is subject to change only due to changes in the fair value of the underlying securities.

Predecessor

Prior to the Acquisition, TI managed its employee benefit retirement plans on a consolidated basis, and separate information for the S&C business was not readily available. The unaudited Condensed Combined Statements of Operations for three months ended March 31, 2006 include an allocation of the costs of the employee benefit plans. These costs were allocated based on the S&C business employee population.

Net periodic benefit cost allocated from TI for the respective plans for the three months ended March 31, 2006 was as follows:

March 31, 2006
Defined benefit pension expense	$1,495
Defined contribution plans expense	657
Retiree health care expense	288

Total	$2,440

11. Share-Based Payment Plans

Successor

On April 27, 2006, the Company, in connection with the Acquisition, implemented management compensation plans to align compensation for certain key executives with the performance of the Company. The objective of the plans is to promote the long-term growth and profitability of the Company and its subsidiaries by providing those persons who are involved in the Company with an opportunity to acquire an ownership interest in the Company. The following plans have been in effect since September, 2006: 1) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent, Sensata Technologies Holding B.V., the holding company that owns Sensata Technologies Intermediate Holding B.V. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

The Company’s share-based payment plans are described in the notes to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Options

A summary of stock option activity for the three months ended March 31, 2007 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2006	3,425,479	$6.99
Granted—March 28, 2007	459,887	7.30
Forfeited	—	—
Exercised	—	—

Balance March 31, 2007	3,885,366	$7.03	9.21	$1,061

Exercisable at March 31, 2007	—	—	—	$—
Tranche 2 and 3 Options
Balance December 31, 2006	6,850,958	$6.99
Granted—March 28, 2007	919,774	7.30
Forfeited	—	—
Exercised	—	—

Balance March 31, 2007	7,770,732	$7.03	9.21	$2,123

Exercisable at March 31, 2007	—	—	—	$—

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The weighted-average grant date fair value per share for Tranche 1 options and Tranche 2 and 3 options granted during the three months ended March 31, 2007 was $2.57 and $1.02, respectively. No options vested or expired during the three months ended March 31, 2007.

Tranche 1 Options: Tranche 1 options vest over a period of 5 years (40 percent vesting year 2, 60 percent vesting year 3, 80 percent vesting year 4 and 100 percent vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant unless the grantee’s employment with the Company is terminated for other than good cause, in which case all the unvested options expire on termination. Upon termination for any reason, the Company has a right, but not the obligation, to purchase all or any portion of award securities issued to the participant at the then current fair market value.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes option-pricing model. Key assumptions used in estimating the grant date fair value of the options granted during the three months ended March 31, 2007 were as follows:

Ordinary Shares
Dividend Yield / Interest Yield	0%
Expected Volatility	25%
Risk-free interest rate	4.70%
Expected term (years)	6.6
Forfeiture Rate	5.00%

The Company recognized non-cash compensation expense of $398 for the three months ended March 31, 2007. As of March 31, 2007, there was $7,754 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 4.2 years.

Tranche 2 and 3 Options: Tranche 2 and 3 options vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. The only difference between the terms of Tranche 2 and Tranche 3 awards is the amount of the required return on the Sponsors’ investment.

Such liquidity events would include, but not be limited to, an initial public offering of Sensata Technologies B.V., or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more independent third parties. These options expire ten years from the date of grant.

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options granted during the three months ended March 31, 2007 were as follows:

Assumed time to liquidity event (years)	3 – 5
Assumed vesting per year	20%
Probability IPO vs. disposition	70% / 30%
Forfeiture Rate	5%

Management has concluded that satisfaction of the market performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three months ended March 31, 2007. In accordance with SFAS No.123(R), Share-Based Payment, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Restricted Securities

A summary of the restricted securities activity for the three months ended March 1, 2007 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value
Non-vested balance December 31, 2006	91,023	$6.85
Granted shares	—	—
Forfeitures	—	—

Non-vested balance March 31, 2007	91,023	$6.85

Restrictions lapsed as of March 31, 2007	—	—

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $92 in connection with these restricted securities during the three months ended March 31, 2007. As of March 31, 2007, unrecognized compensation associated with the restricted securities was $253. The Company expects to recognize this expense over the next 1.3 years. None of the restricted securities had vested as of March 31, 2007.

Predecessor

Share-based compensation expense for the three months ended March 31, 2006 was $915.

12. Related Party Transactions

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

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, and expired April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the three months ended March 31, 2007, the Company recorded $6,728 within selling, general, and administrative expense related to these administrative arrangements.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee for each fiscal quarter of the Company equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For the three months ended March 31, 2007, the Company recorded $1,000 within selling, general and administrative expense related to the Advisory Agreement.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. In connection with the SMaL Acquisition the company paid advisory fees of $114 to the Sponsors.

Other Arrangements with the Investor Group and its Affiliates

During the three months ended March 31, 2007, the Company recorded $158 of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders.

Predecessor

TI provided various services to the S&C business, including but not limited to cash management, facilities management, data processing, security, payroll and employee benefit administration, insurance administration and telecommunication services. TI allocated these expenses and all other central operating costs, first on the basis of direct usage when identifiable, with the remainder allocated among TI’s businesses on the basis of their respective revenues, headcount or other measure. Management believes these methods of allocating costs are reasonable. Expenses allocated to the S&C business for the three months ended March 31, 2006 were as follows:

Types of Expenses	Basis of Allocation	For the three months ended March 31, 2006
Employee benefits	Headcount	$2,873
Corporate support functions	Revenue	4,553
IT services	Headcount	1,857
Facilities	Square footage	1,547

Total		$10,830

Intercompany sales to TI totaled $913 for the three months ended March 31, 2006. Intercompany sales were primarily for test hardware used in TI’s semiconductor business.

13. Commitments and Contingencies

Off-balance sheet commitments

The Company executes contracts involving indemnifications standard in the relevant industry, and indemnifications specific to a transaction, such as sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

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

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary (“Videoton”). The Company and Videoton currently operate under a Manufacturing Agreement dated July 1, 2001 that has been amended subsequently and remains in effect. In the event that the Company were to terminate the agreement with Videoton, the Company would be required to provide six months notice and reimburse Videoton for six months of labor charges. Management estimates that labor charges for six months of Videoton service would total approximately euro 1,500 (or $1,900). The Company has no current plans to terminate the arrangement.

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

TI has been designated by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) at a designated Superfund site in Norton, Massachusetts, regarding wastes from the Company’s Attleboro operations. The EPA has issued its Record of Decision, which describes a cleanup plan estimated to cost $43,000. The Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34,000. EPA expects a PRP group to undertake the remaining remediation, and has indicated that at least 14 PRPs will be requested to participate. In accordance with the terms of the asset and stock Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

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

Control Devices Incorporated (“CDI”), a wholly-owned subsidiary of our U.S. operating subsidiary acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other.

Supplier Consignment Arrangement

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign up to $25.0 million of silver. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.0 million of the above commercial bank consignment to EMSI. STI and the commercial bank have security interest in the silver contained in raw materials, work-in-process, and finished goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata. As of March 31, 2007, STI had approximately $15.3 million of consignment silver with EMSI.

Legal Proceedings

Sensata is involved in litigation from time to time in the ordinary course of business. Sensata believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company. In addition, TI has agreed to indemnify Sensata for certain claims and litigation not explicitly assumed in the Purchase Agreement. With regards to the litigation discussed below and other litigation not expressly assumed in the Purchase Agreement, TI is not required to indemnify Sensata for claims until the aggregate amount of damages from such claims, together with certain other claims, exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify Sensata for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million. Most of the representations made by TI in the Purchase Agreement had a survival period ending April 30, 2007. The Company has, in accordance with the provisions of the Purchase Agreement, provided notice to TI of any items for which indemnity is sought under these provisions on or before that date.

As of March 31, 2007, Sensata was party to 28 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2006, Ford issued four separate recalls of vehicles, amounting in aggregate to 6 million vehicles, containing this cruise control deactivation system and Sensata’s switch. Ford recalled an additional 155,000 vehicles during the first quarter of 2007. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional four recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $2.1 million as of March 31, 2007. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against the Company alleging defects in certain of our products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to forebear service of the complaint until July 15, 2007, under an agreement to stay the litigation and toll the related statute of limitations. In recent months, Sensata has held discussions with the customer and anticipates that discussions with the customer will continue during 2007. As part of these discussions, Sensata has offered to compensate the customer for certain costs associated with third party claims, external engineering costs, and service parts. Although no specific or final amount has been agreed to at this time, the Company believes that any outcome would not have a material adverse effect on its financial condition.

In connection with the alleged defect described above, the customer has made a filing with the Consumer Products Safety Commission (“CSPC”) pursuant to the Consumer Products Safety Act, although the Company is not aware of any determination or finding made by the CPSC pursuant to the filing. Although the customer estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators, the Company is not presently able to accurately or reasonably estimate the ultimate scope of any corrective action, including the number of units that could be affected. The outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

14. Business Segment Data

The Company organizes its business into two reporting segments, Sensors and Controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the Sensors and Controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and amortization expenses recognized in the Sensata, FTAS and SMaL Acquisitions. These corporate costs are separately stated below and include costs that are primarily related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Sensors segment is a manufacturer of pressure, force and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

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

The table below presents information about reported segments for the three months ended March 31, 2007 and 2006, respectively.

	Successor	Predecessor
	For the three months ended
	March 31, 2007	March 31, 2006
Net revenues:
Sensors	$209,743	$174,198
Controls	118,261	119,963

Total net revenues	$328,004	$294,161
Segment operating income (as defined above):
Sensors	55,664	42,721
Controls	28,386	33,597

Total segment operating income	84,050	76,318
Corporate / other	21,508	6,906
Restructuring and other costs, net	—	7,063
Acquired in-process research and development	5,700	—
Turn-around effect of step-up in inventory to fair value	2,158	—
Amortization of intangibles and capitalized software	31,347	765

Profit from operations	$23,337	$61,584
Interest (expense), net	(43,435)	(606)
Currency transaction (loss) / gain and other	(7,004)	44

(Loss) / income before income taxes	$(27,102)	$61,022

15. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes (the “Notes”) as described in Note 10, to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by the Company and each of the Company’s direct and indirect wholly owned subsidiaries in the U.S., The Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia other than immaterial subsidiaries (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities, described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following unaudited condensed consolidating and combining financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of March 31, 2007 and December 31, 2006 and the unaudited Condensed Consolidating and Combining Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2007 and 2006, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries and the Company on a consolidated and combined basis.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

For the Successor period, intercompany profits from the sale of inventory between Sensata Non-Guarantor Subsidiaries and the Company’s Guarantor Subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor unaudited Condensed Consolidating Statement of Operations, and are eliminated to arrive at the Sensata unaudited Consolidated Statement of Operations. It is Sensata’s policy to expense intercompany profit margin through cost of revenue when an intercompany sale takes place. Therefore, in the unaudited Condensed Consolidating Balance Sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor Subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s legal entities.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Condensed Consolidating Balance Sheet

March 31, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$26,134	$55,057	$8,616	$—	$89,807
Accounts receivable, net of allowances	—	195,043	17,245	—	212,288
Intercompany accounts receivable	215,937	279,426	16,021	(511,384)	—
Inventories	—	100,430	19,773	—	120,203
Deferred income tax assets	—	7,269	178	—	7,447
Prepaid and other current assets	13	19,665	4,090	—	23,768

Total current assets	242,084	656,890	65,923	(511,384)	453,513
Property, plant and equipment, net	—	218,755	34,079	—	252,834
Goodwill	—	1,327,074	120,387	—	1,447,461
Other intangible assets, net	—	1,095,503	50,126	—	1,145,629
Investment in subsidiaries	898,481	52,512	—	(950,993)	—
Advances to subsidiaries	2,171,286	—	—	(2,171,286)	—
Other assets	66,319	8,198	1,774	—	76,291

Total assets	$3,378,170	$3,358,932	$272,289	$(3,633,663)	$3,375,728

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long term debt and capital lease	$14,800	$467	$—	$—	$15,267
Accounts payable	—	84,195	13,432	—	97,627
Accrued expenses and other current liabilities	45,299	62,454	12,737	—	120,490
Intercompany liabilities	281,034	211,848	18,502	(511,384)	—
Accrued profit sharing	—	2,098	94	—	2,192

Total current liabilities	341,133	361,062	44,765	(511,384)	235,576
Pension and other post-retirement benefit obligations	—	27,076	467	—	27,543
Capital lease obligations	—	30,252	—	—	30,252
Long-term intercompany liabilities	—	2,133,543	37,743	(2,171,286)	—
Long-term debt, less current portion	2,231,042	—	—	—	2,231,042
Other long-term liabilities	13,435	37,058	18,358	—	68,851

Total liabilities	2,585,610	2,588,991	101,333	(2,682,670)	2,593,264
Shareholder’s equity
Shareholder’s equity	792,560	769,941	170,956	(950,993)	782,464

Total liabilities and shareholder’s equity	$3,378,170	$3,358,932	$272,289	$(3,633,663)	$3,375,728

Condensed Consolidating Balance Sheet

December 31, 2006

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,380	$33,960	$10,413	$—	$84,753
Accounts receivable, net of allowances	—	175,909	15,432	—	191,341
Intercompany accounts receivable	119,368	174,442	12,831	(306,641)	—
Inventories	—	95,978	19,877	—	115,855
Deferred income tax assets	—	5,038	192	—	5,230
Prepaid and other current assets	926	32,409	2,339	—	35,674

Total current assets	160,674	517,736	61,084	(306,641)	432,853
Property, plant and equipment, net	—	216,204	32,284	—	248,488
Goodwill	—	1,327,510	115,216	—	1,442,726
Other intangible assets, net	—	1,123,694	51,430	—	1,175,124
Investment in subsidiaries	924,969	53,606	—	(978,575)	—
Advances to subsidiaries	2,129,467	—	—	(2,129,467)	—
Other assets	68,207	3,111	1,783	—	73,101

Total assets	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long term debt and capital lease	$14,754	449	—	—	$15,203
Accounts payable	—	68,548	14,832	—	83,380
Accrued expenses and other current liabilities	30,193	64,297	14,421	—	108,911
Intercompany liabilities	167,762	122,846	16,033	(306,641)	—
Accrued profit sharing	—	5,715	269	—	5,984

Total current liabilities	212,709	261,855	45,555	(306,641)	213,478
Pension and other post-retirement benefit obligations	—	29,823	696	—	30,519
Capital lease obligations	—	30,383	—	—	30,383
Long-term intercompany liabilities	—	2,094,819	34,648	(2,129,467)	—
Long-term debt, less current portion	2,227,047	—	—	—	2,227,047
Other long-term liabilities	12,519	25,272	8,442	—	46,233

Total liabilities	2,452,275	2,442,152	89,341	(2,436,108)	2,547,660
Shareholder’s equity
Shareholder’s equity	831,042	799,709	172,456	(978,575)	824,632

Total liabilities and shareholder’s equity	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$310,710	$43,614	$(26,320)	$328,004
Operating costs and expenses:
Cost of revenue	—	209,675	37,925	(26,320)	221,280
Research and development	—	9,340	458	—	9,798
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	1,053	59,649	7,187	—	67,889

Total operating costs and expenses	1,053	284,364	45,570	(26,320)	304,667

(Loss)/profit from operations	(1,053)	26,346	(1,956)	—	23,337
Interest (expense), net	(3,811)	(38,372)	(1,252)	—	(43,435)
Currency translation (loss)/gain and other	(7,945)	(1,870)	2,811	—	(7,004)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(12,809)	(13,896)	(397)	—	(27,102)
Equity in earnings (losses) of subsidiaries	(14,293)	(829)	—	15,122	—
Provision/(benefit) for income taxes	13,553	12,060	721	(12,781)	13,553

Net (loss)/income	$(40,655)	$(26,785)	$(1,118)	$27,903	$(40,655)

Condensed Combining Statements of Operations

For the Three Months Ended March 31, 2006

(unaudited)

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$285,387	$20,771	$(11,997)	$294,161
Operating costs and expenses:
Cost of revenue	—	192,465	16,362	(11,997)	196,830
Research and development	—	6,322	—	—	6,322
Selling, general and administrative	—	25,294	4,131	—	29,425

Total operating costs and expenses	—	224,081	20,493	(11,997)	232,577

Profit from operations	—	61,306	278	—	61,584
Interest (expense), net	—	(621)	15	—	(606)
Currency translation (loss)/gain and other	—	(3,694)	3,738	—	44

Income before income taxes and equity in earnings of subsidiaries	—	56,991	4,031	—	61,022
Provision for income taxes	—	19,523	1,896	—	21,419

Net income	$—	$37,468	$2,135	$—	$39,603

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11,009)	$47,465	$3,394	$—	$39,850
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(13,811)	(4,210)	—	(18,021)
Acquisition of the SMaL business	—	(11,982)	—	—	(11,982)
Additional consideration in connection with the acquisition of FTAS business	—	—	(981)	—	(981)

Net cash used in investing activities	—	(25,793)	(5,191)	—	(30,984)
Cash flows from financing activities:
Payments on US term loan facility	(2,375)	—	—	—	(2,375)
Payments on euro term loan facility	(1,325)	—	—	—	(1,325)
Payments on capitalized lease	—	(112)	—	—	(112)
Dividends paid to Issuer	462	(462)	—	—	—

Net cash used in financing activities	(3,238)	(574)	—	—	(3,812)

Net change in cash and cash equivalents	(14,247)	21,098	(1,797)	—	5,054
Cash and cash equivalents, beginning of the period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of the period	$26,133	$55,058	$8,616	$—	$89,807

Condensed Combining Statements of Cash Flows

For the Three Months Ended March 31, 2006

(unaudited)

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash flows from operating activities:
Net cash provided by operating activities	$—	$31,949	$14,297	$—	$46,246

Cash flows from investing activities:
Additions to property, plant and equipment	—	(10,583)	(628)	—	(11,211)

Net cash (used in) investing activities	—	(10,583)	(628)	—	(11,211)

Cash flow from financing activities:
Payments on capital lease	—	(96)	—	—	(96)
Net transfers (to) Texas Instruments	—	(21,270)	(13,669)	—	(34,939)

Net cash (used in) financing activities	—	(21,366)	(13,669)	—	(35,035)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table sets forth the Company’s results of operations in millions of dollars and as a percent of net revenue. The data in the table has been derived from the unaudited condensed consolidated and combined financial statements included in this report.

	Successor		Predecessor
	For the three months ended
	March 31, 2007		March 31, 2006
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$209.7	63.9%	$174.2	59.2%
Controls	118.3	36.1	120.0	40.8

Net revenue	328.0	100.0%	294.2	100.0%
Operating costs and expenses:
Cost of revenue	221.3	67.5	196.9	66.9
Research and development	9.8	3.0	6.3	2.1
Acquired in-process research and development	5.7	1.7	—	—
Selling, general and administrative	67.9	20.7	29.4	10.0

Total operating costs and expenses	304.7	92.9	232.6	79.0

Profit from operations	23.3	7.1	61.6	21.0
Interest (expense), net	(43.4)	(13.2)	(0.6)	(0.2)
Currency translation (loss) / gain and other	(7.0)	(2.1)	—	0.0

(Loss) / income before taxes	(27.1)	(8.2)	61.0	20.8
Provision for income taxes	13.6	4.1	21.4	7.3

Net (loss) / income	$(40.7)	(12.3)%	$39.6	13.5%

Net revenue. Net revenue for the three months ended March 31, 2007 increased $33.8 million, or 11.5%, to $328.0 million from $294.2 million for the three months ended March 31, 2006. Net revenue increased 6.5% due to an increase in unit volumes, primarily in the Sensors business segment, 5.9% due to the acquisition of First Technology Automotive and Special Products (“FTAS”), and 1.3% due to favorable foreign currency exchange rates. The increase in net revenue was partially offset by pricing declines that are customary in the industry. Net revenue excluding FTAS would have increased $16.4 million, or 5.6%.

Sensors business segment net revenue for the three months ended March 31, 2007 increased $35.5 million, or 20.4%, to $209.7 million from $174.2 million for the three months ended March 31, 2006. Sensors net revenue increased 15.0% due to an increase in unit volumes, 6.1% due to the acquisition of FTAS, and 1.4% due to favorable foreign currency exchange rates, primarily the U.S. dollar to euro exchange rate. Sensors net revenue also decreased due to a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. Net revenue increased in each of the Company’s major geographic areas, including the Americas, Europe and Asia Pacific. Sensors net revenue excluding FTAS would have increased $24.9 million, or 14.3%.

Controls business segment net revenue for the three months ended March 31, 2007 decreased by $1.7 million, or 1.4%, to $118.3 million from $120.0 million for the three months ended March 31, 2006. Controls net revenue decreased 5.8% due to a decrease in unit volumes, and was also impacted by a reduction in pricing. Controls net revenue also increased 5.7% due to the acquisition of FTAS and 1.2% due to favorable foreign currency exchange rates, primarily the U.S. dollar to euro exchange rate. The Company believes the decline in unit volumes was due to overall softness in certain of its end markets, primarily the U.S. Housing market. The decline in Controls net revenue was most significant in the Americas and Asia Pacific. Controls net revenue excluding FTAS would have decreased by $8.5 million, or 7.1%.

Cost of revenue. Cost of revenue for the three months ended March 31, 2007 and 2006 was $221.3 million and $196.9 million, respectively. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2007 and 2006 was 67.5% and 66.9%, respectively. Cost of revenue increased due primarily to the increase in unit volumes in the Sensors business segment, the acquisition of FTAS and the additional depreciation expense associated with the step-up in fair value of acquired property, plant and equipment. In addition, cost of revenue for the three months ended March 31, 2007 included the turn-around effect of the step-up in fair value of inventory of $2.2 million. Cost of revenue as a percentage of net revenue increased due primarily to the addition of the FTAS business (which has a higher cost of revenue as a percentage of net revenue), the additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment, and the turn-around effect of the step-up in fair value of inventory, partially offset by a reduction in certain manufacturing and material costs and the leverage effect of higher sales on the fixed manufacturing cost base.

Research and development expenses. Research and development (“R&D”) expenses for the three months ended March 31, 2007 and 2006 were $9.8 million and $6.3 million, respectively. R&D expenses as a percentage of net revenue for the three months ended March 31, 2007 and 2006 were 3.0% and 2.1%. R&D expenses and R&D expenses as a percentage of net revenue increased due primarily to a focus on development activities to accelerate long-term revenue growth.

Acquired in-process research and development. Acquired in-process research and development expense for the three months ended March 31, 2007 was $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), the Company’s U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, for $11.4 million plus fees and expenses. We believe that the acquisition of SMaL accelerates the time to market in the vision business, and builds camera and imager expertise and credibility within the marketplace. We allocated $5.7 million of the purchase price to in-process research and development projects. The allocation of the purchase price is preliminary and is based on our judgment after evaluating several factors including preliminary valuation assessments. We expect to complete its purchase price allocation during fiscal year 2007.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended March 31, 2007 and 2006 were $67.9 million and $29.4 million, respectively. Selling, general and administrative expenses as a percentage of net revenue for the three months ended March 31, 2007 and 2006 were 20.7% and 10.0%, respectively. Selling, general and administrative expenses increased due to several factors including the amortization of definite-lived intangible assets incurred as a result of the acquisition S&C and FTAS, and costs incurred in connection with becoming a stand-alone company. Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2007 and 2006 was $31.3 million and $0.8 million, respectively. Transition expenses for the three months ended March 31, 2007 totaled $6.2 million, and included certain costs associated with the becoming a stand-alone entity. Selling, general and administrative expenses as a percentage of net revenue increased for the same reasons discussed above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2007 and 2006 was $43.4 million and $0.6 million, respectively. Interest expense, net, increased due to the indebtedness associated with the acquisition of the Sensors and Controls business and the FTAS business. Interest expense, net, for the three months ended March 31, 2007 consists primarily of interest expense of $40.5 million on the outstanding debt, amortization of the deferred financing costs of $1.9 million and $0.6 million of interest associated with uncertain tax positions.

Currency translation (loss) / gain and other. Currency translation (loss) / gain and other for the three months ended March 31, 2007 and 2006 was $7.0 million and $0, respectively. The currency translation (loss) / gain was primarily due to the re-measurement of the Company’s euro denominated debt.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2007 and 2006 was $13.6 million and $21.4 million, respectively. Approximately $7.1 million of the tax provision is considered current and will result in a payment of cash taxes. This relates primarily to our profitable operations in foreign tax jurisdictions. The remaining tax provision relates primarily to deferred tax expense attributable to amortization of tax deductible goodwill for which there is no cash tax impact.

The provision for income taxes for the three months ended March 31, 2006 was determined as if the Sensors and Controls business was a separate tax payer.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the three months ended March 31, 2007 and 2006:

	Successor	Predecessor
	For the three months ended
(Amounts in millions)	March 31, 2007	March 31, 2006
Net cash provided by (used in):
Operating activities:
Net (loss) / income, adjusted for non-cash items	$29.5	$48.1
Changes in operating assets and liabilities	10.4	(1.9)
Operating activities	39.9	46.2
Investing activities	(31.0)	(11.2)
Financing activities	(3.8)	(35.0)
Net change	$5.1	$—

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2007 totaled $39.9 million compared to $46.2 million for the three months ended March 31, 2006. Changes in operating assets and liabilities for the three months ended March 31, 2007 and 2006 totaled $10.4 million and $(1.9) million, respectively. The most significant component to the change in operating assets and liabilities of $10.4 million was the increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was due to the increase in inventory at March 31, 2007, higher level of overall operating costs and expenses, and accrued interest expense on our senior and senior subordinated notes.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2007 totaled $31.0 million compared to $11.2 million for the three months ended March 31, 2006. Net cash used in investing activities during the three months ended March 31, 2007 consisted primarily of capital expenditures and the acquisition of SMaL. Capital expenditures during the three months ended March 31, 2007 totaled $18.0 million, and included the expenditures of $6.5 million associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd). During the three months ended March 31, 2007 STI acquired SMaL for total consideration including transaction fees and expenses, of $12.0 million. Investing activities during the three months ended March 31, 2006 consisted of capital expenditures, which totaled $11.2 million.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2007 totaled $3.8 million compared to $35.0 million for the three months ended March 31, 2006. During the three months ended March 31, 2007 we made principal payments totaling $3.7 million on our U.S. term loan and euro term loan facilities. Net cash used in financing activities for the three months ended March 31, 2006 consisted primarily of the net transfer to Texas Instruments Incorporated of $34.9 million.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of March 31, 2007, we had $2,276.6 million in outstanding indebtedness. The senior secured credit facility includes a $150.0 million revolving credit facility. As of March 31, 2007, after adjusting for letters of credit with an aggregate value of $26.2 million, we had $123.8 million of borrowing capacity available under the revolving credit facility. The senior secured credit facility also allows us to raise an additional $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, we borrowed euro 73 million ($95.4 million), reducing the available borrowing capacity to $154.6 million.

	Interest Rate	Outstanding balance as of March 31, 2007

(Dollars in thousands)
Senior secured term loan facility (denominated in U.S. dollars)	7.11%	$942,875
Senior secured term loan facility (euro 395.4 million)	5.77%	526,634
Revolving credit facility (denominated in U.S. dollars)	—	—
Senior notes (denominated in U.S. dollars)	8.00%	450,000
Senior subordinated notes (euro 245.0 million)	9.00%	326,333
Less: current portion of long-term debt		(14,800)

Long term debt less current portion		$2,231,042

Capital lease obligations	9.00%	$30,719
Less: current portion		(467)

Long-term portion of capital lease		$30,252

Our public debt instruments and documents for our private funding transactions contain, among other provisions, certain covenants and default provisions. At March 31, 2007, we were in compliance with all of these covenants and default provisions. For information on our indebtedness and related covenants and default provisions, see Note 10 to the Consolidated and Combined Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe the Company has adequate sources of liquidity, including but not limited to, cash on hand, cash flow from operations and amounts available under the senior secured credit facility, to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective for the fiscal year beginning January 1, 2008. Management is currently reviewing the provisions of SFAS 157 to determine the effect, if any, the adoption will have on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. We are in the process of evaluating the impact this pronouncement may have on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition – Critical Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

For “Quantitative and Qualitative Disclosures about Market Risk” affecting the Company, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. During the three months ended March 31, 2006 there were no material changes in our exposure to market risk from those set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d—15(e), of the Securities Exchange Act of 1934), which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not operating effectively as of March 31, 2007 due to material weaknesses in our internal control over financial reporting.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during our last fiscal quarter. During our last fiscal quarter, we commenced the following actions to remediate the material weaknesses described above:

•

recruited Jeffrey Cote, an experienced public company financial officer, who became our new Chief Financial Officer during January 2007, Robert Hureau, who became our new Vice President Corporate Controller effective February 19, 2007, and Brian Lemay, who became our new Vice President of Tax effective March 5, 2007.

•	continued recruitment of additional experienced personnel in key finance and accounting areas;

•	commenced review of our internal control over financial reporting;

•	added additional temporary finance resources to support financial reporting requirements and Section 404 implementation;

•	added qualified personnel to our recently formed Internal Audit Department; and

•	developed an internal audit plan for fiscal year 2007 covering both operational reviews and Section 404 implementation.

As of March 31, 2007 our remediation efforts related to the material weakness described above were not complete, and we will continue to focus on these initiatives and the remediation of our material weaknesses in a timely manner.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

There has been no material change to the matters discussed in Part I, Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

Item 1A. Risk Factors.

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K. Additionally, there may be additional risk factors not presently known to us or that we currently deem less significant that may also materially affect our business, financial condition and results of operations.

Continued pricing and other pressures from our customers may adversely affect our business.

Many of our customers, including automotive manufacturers and other industrial and commercial OEMs, have policies of seeking price reductions each year. Recently, many of the industries in which our products are sold have suffered from unfavorable pricing pressures in North America and Europe, which in turn has led manufacturers to seek price reductions from their suppliers. Our significant reliance on these industries subjects us to these and other similar pressures. While the precise effects of such instability on the industries in which we operate are difficult to determine, price reductions could impact our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly domestic automotive manufacturers, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in our products, including silver, copper and nickel and no single raw material used in the manufacture of our products constituted more than 5 percent of our cost of revenue during fiscal 2005 and fiscal 2006. We generally purchase raw materials at spot prices (except where we have enforceable long-term supply contracts) and, while we have not historically hedged our exposure to price changes, we have recently begun to enter into hedges and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, the hedges might not qualify as an effective hedge in accordance with Generally Accepted Accounting Principles in the United States. Accordingly, there could be significant volatility in the results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

We may not be able to protect our intellectual property, including our proprietary technology and the Klixon® brand.

Our success will depend to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. While we have been issued patents and have registered trademarks with respect to many of our products, if we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. While we have sought and may continue from time to time seek to protect our intellectual property rights through litigation, these efforts might be unsuccessful in protecting such rights and may adversely affect our financial performance and distract our management. We also cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. It is also possible that third parties may have or acquire licenses for other technology or designs that we may use or wish to use, so that we may need to acquire licenses to, or contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.

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

Taxing authorities could challenge our historical and future tax positions.

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. While we believe we have complied with all applicable income tax laws, there can be no assurance that a taxing authority will not have a different interpretation of the law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on May 4, 2007.

SIGNATURE	TITLE	DATE

/s/ Thomas Wroe Thomas Wroe	Principal Executive Officer	May 4, 2007

/s/ Jeffrey Cote Jeffrey Cote	Principal Financial and Accounting Officer	May 4, 2007

/s/ Amaco Management Services B.V. Amaco Management Services B.V.	Director	May 4, 2007

By:
Its:		May 4, 2007

/s/ Geert Braaksma	Director
Geert Braaksma