Form 10-Q
period 2007-06-30
Sensata Technologies B.V.
filed 2007-08-09
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 1, 2007, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

PART I
	Item 1.	Financial Statements:

		Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	4

		Condensed Consolidated and Combined Statements of Operations for the three and six months ended June 30, 2007 (Successor), and the periods April 27, 2006 (inception) to June 30, 2006 (Successor), April 1, 2006 to April 26, 2006 (Predecessor), and January 1, 2006 to April 26, 2006 (Predecessor)	5

		Condensed Consolidated and Combined Statements of Cash Flows for the six months ended June 30, 2007 (Successor), and the periods April 27, 2006 (inception) to June 30, 2006 (Successor), and January 1, 2006 to April 26, 2006 (Predecessor)	6

		Notes to Condensed Consolidated and Combined Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

	Item 4.	Controls and Procedures	45

PART II

	Item 1.	Legal Proceedings	47

	Item 1A	Risk Factors	47

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

	Item 3.	Defaults Upon Senior Securities	47

	Item 4.	Submission of Matters to a Vote of Security Holders	47

	Item 5.	Other Information	47

	Item 6.	Exhibits	47

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our ability to operate as a stand-alone company, including our ability to raise additional funds when needed; risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; competition in our markets; fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; continued pricing and other pressures from our customers; general economic, political, business and market risks associated with our non-U.S. operations; fluctuations in foreign currency exchange and interest rates; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing purchase orders; fluctuations in the cost and/or availability of manufactured components and raw materials; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with environmental, health and safety laws and responding to potential liabilities under these laws; non-performance by our suppliers; our ability to attract and retain key personnel; our ability to integrate acquired businesses, and our ability to realize synergies related to our integration of acquisitions, joint ventures, or asset dispositions; the possibility that our controlling shareholder’s interests will conflict with ours or yours; and risks associated with our substantial indebtedness, leverage and debt service obligations.

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

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	Successor
	June 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$105,937	$84,753
Accounts receivable, net of allowances of $5,171 and $4,414 at June 30, 2007 and December 31, 2006, respectively	208,788	191,341
Inventories	117,283	115,855
Deferred income tax assets	7,575	5,230
Prepaid expenses and other current assets	22,072	35,674
Assets held for sale	1,634	2,134

Total current assets	463,289	434,987
Property, plant and equipment at cost	306,207	273,585
Accumulated depreciation	(54,270)	(27,231)

Property, plant and equipment, net	251,937	246,354
Goodwill	1,449,913	1,442,726
Other intangible assets, net	1,114,764	1,175,124
Deferred income tax assets	1,763	1,605
Deferred financing costs	63,692	67,599
Other assets	13,717	3,897

Total assets	$3,359,075	$3,372,292

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,358	$15,203
Accounts payable	116,126	83,380
Income taxes payable	4,142	15,077
Accrued expenses and other current liabilities	100,159	92,543
Accrued profit sharing	3,969	5,984
Deferred income tax liabilities	1,106	1,291

Total current liabilities	240,860	213,478
Deferred income tax liabilities	58,798	39,357
Pension and post-retirement benefit obligations	28,436	30,519
Capital lease obligation	30,121	30,383
Long-term debt, less current portion	2,238,670	2,227,047
Other long-term liabilities	17,644	6,876
Commitment and contingencies

Total liabilities	2,614,529	2,547,660
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at June 30, 2007	22	22
Additional paid-in capital	1,046,823	1,045,814
Accumulated deficit	(298,517)	(212,304)
Accumulated other comprehensive loss	(3,782)	(8,900)

Total shareholder’s equity	744,546	824,632

Total liabilities and shareholder’s equity	$3,359,075	$3,372,292

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated and Combined Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	Successor		Predecessor	Successor		Predecessor
	For the three months ended June 30, 2007	For the periods		For the six months ended June 30, 2007	For the periods
		April 27, (inception) to June 30, 2006	April 1, to April 26, 2006		April 27, (inception) to June 30, 2006	January 1, to April 26, 2006
Net revenue	$345,564	$216,691	$81,439	$673,568	$216,691	$375,600
Operating costs and expenses:
Cost of revenue	234,052	157,303	58,626	455,332	157,303	255,456
Research and development	10,259	5,923	2,480	20,057	5,923	8,802
Acquired in-process research and development	—	—	—	5,700	—	—
Selling, general and administrative	73,776	44,110	10,355	141,665	44,110	39,780

Total operating costs and expenses	318,087	207,336	71,461	622,754	207,336	304,038

Profit from operations	27,477	9,355	9,978	50,814	9,355	71,562
Interest (expense) / income, net	(44,263)	(53,593)	95	(87,698)	(53,593)	(511)
Currency translation (loss) / gain and other	(11,522)	(16,859)	71	(18,526)	(16,859)	115

(Loss) / income before taxes	(28,308)	(61,097)	10,144	(55,410)	(61,097)	71,166
Provision for income taxes	16,581	10,458	4,377	30,134	10,458	25,796

Net (loss) / income	$(44,889)	$(71,555)	$5,767	$(85,544)	$(71,555)	$45,370

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated and Combined Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	Successor		Predecessor
	For the six months ended June 30, 2007	For the periods
		April 27 (inception) to June 30, 2006	January 1, to April 26, 2006
Cash flows from operating activities:
Net (loss) / income	$(85,544)	$(71,555)	$45,370
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	27,370	3,351	8,531
Amortization of deferred financing costs	3,907	7,981	—
Currency translation loss on debt and Deferred Payment Certificates	19,822	17,415	—
Accrued non-cash interest on Deferred Payment Certificates	—	19,543	—
Share-based compensation	1,009	250	1,070
Amortization of intangible assets and capitalized software	63,424	21,322	1,078
Turn-around effect of inventory step-up to fair market value	2,158	24,571	—
Loss on sale and disposal of assets	273	111	480
Deferred income taxes	16,753	5,497	6,340
Noncash charge for acquired in-process research and development	5,700	—	—
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(17,570)	(8,391)	(20,980)
Inventories	(3,568)	1,982	(9,130)
Prepaid expenses and other current assets	13,564	922	(43)
Accounts payable and accrued expenses	41,499	23,354	7,748
Income taxes payable	(9,365)	4,575	—
Accrued profit sharing and retirement	(1,207)	1,537	(3,527)
Other	(1,058)	(544)	3,662

Net cash provided by operating activities	77,167	51,921	40,599

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(36,783)	(5,970)	(16,705)
Acquisition of the S&C business, net of cash received	—	(3,001,871)	—
Acquisition of FTAS business, net of cash received	419	—	—
Acquisition of SMaL business	(11,982)	—	—

Net cash used in investing activities	(48,346)	(3,007,841)	(16,705)

Cash flows from financing activities:
Proceeds from issuance of U.S. term loan facility	—	950,000	—
Proceeds from issuance of euro term loan facility	—	400,088	—
Proceeds from issuance of Senior Notes	—	450,000	—
Proceeds from issuance of Senior Subordinated Notes	—	301,605	—
Proceeds from issuance of revolving credit facility	—	10,000	—
Payments on revolving credit facility	—	(10,000)	—
Payments on U.S. term loan facility	(4,750)	—	—
Payments on euro term loan facility	(2,663)	—	—
Payments on capitalized lease	(224)	(64)	(96)
Payments of debt issuance cost	—	(78,454)	—
Proceeds from Deferred Payment Certificates	—	768,298	—
Proceeds from issuance of Ordinary Shares	—	216,699	—
Net transfers to Texas Instruments	—	—	(23,798)

Net cash (used in) / provided by financing activities	(7,637)	3,008,172	(23,894)

Net change in cash and cash equivalents	21,184	52,252	—
Cash and cash equivalents, beginning of period	84,753	—	—

Cash and cash equivalents, end of period	$105,937	$52,252	$—

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete annual financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2006.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The Predecessor financial statements include all costs of the S&C business and include certain costs allocated from TI. However, the unaudited condensed combined financial statements are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the S&C business had operated as a stand-alone entity during the periods presented. Had the S&C business existed as a separate entity, its results of operations and financial position could have differed materially from those included in the unaudited condensed combined financial statements included herein. In addition, future results of operations and financial position could differ materially from the historical results presented.

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

3. New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007, or January 1, 2008 for the Company, and should be applied prospectively as of the beginning of the fiscal year in which the statement is adopted. Management is currently reviewing the provisions

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

of SFAS 157 to determine the effect, if any, its adoption will have on the Company’s financial position or results of operations. However, Management does not expect the adoption to have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of election of this standard. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Management is currently reviewing the provisions of SFAS 159 to determine the effect, if any, its adoption will have on the Company’s financial position or results of operations. However, Management does not expect the adoption to have a material impact on the Company’s financial position or results of operations.

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

The Company has accounted for the Acquisition as a purchase in accordance with SFAS No. 141, Business Combinations (“SFAS 141”), which requires that assets, including intangible assets, acquired and liabilities assumed are recorded at fair value with the excess recorded as goodwill. In connection with the allocation of purchase price, the Company identified certain intangible assets, including completed technology, customer relationships, non-compete agreements, and a trade name.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Acquisition:

Accounts receivables	$185,074
Inventories	120,643
Prepaid expenses and other current assets	42,793
Property, plant and equipment	236,085
Other assets	2,912
Other intangible assets	1,206,264
Goodwill	1,407,779
Deferred income taxes	708
Accounts payable and accrued liabilities	(131,774)
Pension and post retirement obligations, net	(15,819)
Capitalized lease obligations	(31,087)
Other long-term liabilities	(2,474)

Fair value of net assets acquired, excluding cash and cash equivalents	3,021,104
Cash and cash equivalents	10,261

Fair value of net assets acquired	$3,031,365

Cash consideration and transaction fees and expenses	$3,031,365

The Company continues to negotiate with the seller regarding the finalization of customary purchase price adjustments.

First Technology Automotive and Special Products

On December 19, 2006, the Company acquired several entities that comprise the First Technology Automotive and Special Products (“FTAS”) business of Honeywell International Inc. (“Honeywell”) for $88.5 million (the “FTAS Acquisition”). FTAS designs, develops and manufacturers automotive sensors (cabin comfort and safety and stability control), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. FTAS’s products are sold to automotive original equipment manufacturers (“OEMs”), Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. The Company believes the acquisition of FTAS enhances existing customer relationships and motor protector and circuit breaker product offerings. The purchase price of $88.5 million, plus fees and expenses of approximately $2.9 million, was funded by a euro 73.0 million new term loan ($95.4 million at issuance), the terms of which are defined in the existing Senior Secured Credit Facility. The results of operations of FTAS are included in the unaudited Condensed Consolidated and Combined Statement of Operations from the date of acquisition.

The Company has accounted for the FTAS Acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets acquired and liabilities assumed are recorded at fair value, with the excess recorded as goodwill.

In connection with the allocation of purchase price, the Company identified certain intangible assets, including preliminary estimates of customer relationships of $40,200 and completed technology of $11,400. These acquired definite-lived intangible assets are amortized on an accelerated (economic benefit) basis over their estimated useful lives, ranging from 9-13 years.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the FTAS Acquisition:

Accounts receivable	$10,272
Inventories	11,640
Prepaid expenses and other current assets	979
Property, plant and equipment	8,643
Other intangible assets	51,600
Goodwill	38,139
Deferred income taxes	(4,373)
Accounts payable and accrued liabilities	(17,119)
Other long-term liabilities	(8,391)

Fair value of net assets acquired	$91,390

Cash consideration and transaction fees and expenses	$91,390

During the three months ended June 30, 2007, the Company revised its estimates of the fair value of certain acquired assets and assumed liabilities, of which the most significant included a decrease in the fair value of the acquired property, plant and equipment and the recognition of additional environmental remediation costs associated with the facility in Standish, Maine. In addition, during the three months ended June 30, 2007, the Company reached an agreement with Honeywell regarding the finalization of customary purchase price adjustments. The result of the agreement was a reduction to the purchase price and goodwill of $1,400.

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

SMaL Camera Technologies, Inc.

On March 14, 2007, Sensata Technologies, Inc. (“STI”), the Company’s primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, pursuant to an asset purchase agreement dated February 27, 2007 for $11.4 million plus fees and expenses (the “SMaL Acquisition”), funded by cash on hand. SMaL is located in Cambridge, Massachusetts, employs approximately 25 people and provides cameras and camera subsystems to automotive Advanced Driver Assistance Systems. The Company believes that the acquisition of SMaL accelerates the time to market in the vision business, and builds camera and imager expertise and credibility. The results of operations of SMaL are included in the unaudited Condensed Consolidated and Combined Statement of Operations from the date of acquisition. The Company has accounted for the SMaL acquisition as a purchase in accordance with SFAS 141.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when final valuations are completed and estimates are finalized, which is expected to occur during the first quarter of fiscal 2008.

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

The following unaudited pro forma financial information for the three and six months ended June 30, 2006 presents the results of operations as if the Sensata Acquisition, the FTAS Acquisition and the SMaL Acquisition had occurred at the beginning of the period presented. The following unaudited pro forma financial information for the six months ended June 30, 2007 presents the results of our operations as if the SMaL Acquisition had occurred at the beginning of the period presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions actually taken place on the first day of the respective periods, or of future results of operations.

	Pro Forma (Unaudited)
	For the three months ended		For the six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net revenue	$345,564	$317,886	$673,571	$629,184
Net (loss)	$(44,889)	$(87,884)	$(86,729)	$(134,547)

Included in the unaudited pro forma amounts for the three and six months ended June 30, 2006 shown above are additional expenses the Company would have incurred if the transactions occurred at the beginning of the period presented, including (i) the interest expense (inclusive of the amortization of deferred financing fees) on the debt incurred to complete the Sensata Acquisition and to fund the FTAS Acquisition, (ii) additional

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

amortization of identifiable intangible assets acquired resulting from the application of purchase accounting, (iii) additional depreciation of property, plant and equipment based on the increased fair value resulting from the application of purchase accounting, (iv) expenses of $1,000 per quarter, reflecting management fees due to the Sponsors under a management agreement entered into in connection with the Sensata Acquisition, (v) share-based compensation expense related to the plans established in connection with the Sensata Acquisition, and (vi) an adjustment to the provision for income taxes related to all of the pro forma adjustments.

Included in the unaudited pro forma amounts for the six months ended June 30, 2006 shown above is $5,700 of expenses associated with a one time charge for acquired in-process research and development. In addition, the unaudited pro forma amounts for the three and six months ended June 30, 2006 shown above include certain non-recurring expenses including (i) the turn-around effect of the inventory step-up to fair value of $24,571 and (ii) interest on the Deferred Payment Certificates of $19,543.

5. Comprehensive Net (Loss) / Income

Comprehensive net (loss) / income includes net (loss) / income, net unrealized gain for the effective portion of the Company’s designated cash flow hedges and a pension adjustment, which is discussed in Note 10. The components of comprehensive net (loss) / income, net of tax, are as follows:

	Successor		Predecessor
	For the three months ended June 30, 2007	For the periods
		April 27 (inception) to June 30, 2006	April 1 to April 26, 2006
Net (loss) / income	$(44,889)	$(71,555)	$5,767
Net unrealized gain on derivatives	6,452	2,492	—

Comprehensive net (loss) / income	$(38,437)	$(69,063)	$5,767

	Successor		Predecessor
	For the six months ended June 30, 2007	For the periods
		April 27 (inception) to June 30, 2006	January 1 to April 26, 2006
Net (loss) / income	$(85,544)	$(71,555)	$45,370
Net unrealized gain on derivatives	5,850	2,492	—
Pension adjustment	(732)	—	—

Comprehensive net (loss) / income	$(80,426)	$(69,063)	$45,370

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

6. Inventories

Inventories consist of the following:

	June 30, 2007	December 31, 2006
Finished goods	$52,861	$51,899
Work-in-process	21,128	17,164
Raw materials	43,294	46,792

Total	$117,283	$115,855

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill by segment:

	Sensors	Controls	Total
Balance—December 31, 2006	$1,153,784	$288,942	$1,442,726
Sensata Acquisition	(4,038)	(953)	(4,991)
FTAS Acquisition	7,079	1,104	8,183
SMaL Acquisition	3,995	—	3,995

Balance—June 30, 2007	$1,160,820	$289,093	$1,449,913

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

Definite-lived intangible assets have been amortized on a straight-line basis for the Predecessor period and on an accelerated (economic benefit) basis over their estimated lives in the Successor period. The following table reflects the components of acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

		June 30, 2007			December 31, 2006
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$237,240	$23,302	$213,938	$236,600	$13,149	$223,451
Customer relationships	10	938,770	121,582	817,188	938,000	69,132	868,868
Non-compete agreements	6	23,400	535	22,865	23,400	243	23,157
Tradename	12	200	—	200	—	—	—

	11	$1,199,610	$145,419	$1,054,191	$1,198,000	$82,524	$1,115,476

Amortization expense on definite-lived intangibles for the three and six months ended June 30, 2007 was $31,962 and $62,895, respectively. Amortization expense on definite-lived intangibles for the periods April 27, 2006 to June 30, 2006, April 1, 2006 to April 26, 2006, and January 1, 2006 to April 26, 2006 was $21,059, $191 and $591, respectively. Amortization of these acquisition-related intangibles is estimated to be $63,149 for the remainder of 2007, $136,276 in 2008, $140,143 in 2009, $132,614 in 2010 and $121,070 in 2011.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

In addition, other intangible assets recognized on the unaudited Condensed Consolidated Balance Sheets include capitalized software licenses with gross carrying amounts of $2,205 and $764 and net carrying amounts of $1,473 and $548 as of June 30, 2007 and December 31, 2006, respectively. The weighted average life for the Capitalized Software is approximately 2 years. Amortization expense on capitalized software for the three and six months ended June 30, 2007 was $115 and $529, respectively. Amortization expense on capitalized software for the periods April 27, 2006 to June 30, 2006, April 1, 2006 to April 26, 2006, and January 1, 2006 to April 26, 2006 was $263, $122 and $487, respectively.

8. Restructuring Costs

In 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions were expected to affect 208 jobs, 96 of which were in Holland. The total cost of this restructuring action is expected to be $14,068, of which $13,710 has been incurred since the 2005 Plan was announced. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company. Upon the application of purchase accounting, the Company recognized an additional liability of $907 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), related to the remaining future severance and outplacement costs for the 2005 Plan. As of June 30, 2006, 202 employees had been terminated under the 2005 Plan. The 2005 Plan is substantially complete and the remaining payments are expected to be paid through fiscal year 2009.

The following table shows the reserve balance as of June 30, 2007:

	Severance	Total
Balance at December 31, 2006	$398	$398
Payments	(40)	(40)
Charges	—	—

Balance at June 30, 2007	$358	$358

In December 2006, the Company acquired FTAS from Honeywell. On January 10, 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites. At that date, in accordance with EITF 95-3, the Company recognized restructuring liabilities of $5,358 related to these actions, which relate primarily to exit and related severance costs. During the three months ended June 30, 2007, the Company revised its estimate to include an additional $625 related to environmental remediation costs associated with the facility in Standish, Maine. The Company anticipates costs associated with this program to be paid through fiscal 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The following tables show the reserve balances as of June 30, 2007:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2006	$3,067	$2,291	$5,358
Payments	(138)	(170)	(308)
Charges	—	625	625

Balance at June 30, 2007	$2,929	$2,746	$5,675

	Sensors	Controls	Corporate	Total
Balance at December 31, 2006	$1,870	$1,556	$1,932	$5,358
Payments	(170)	—	(138)	(308)
Charges	—	—	625	625

Balance at June 30, 2007	$1,700	$1,556	$2,419	$5,675

In addition, during the three months ended June 30, 2007, the Company classified assets associated with its manufacturing facility in Grand Blanc, Michigan as held for sale. At June 30, 2007 and December 31, 2006, the net carrying value of these assets were $1,634 and $2,134. These assets are part of the Sensors reporting segment.

The following restructuring charges were incurred during the periods April 1, 2006 to April 26, 2006, and January 1, 2006 to April 26, 2006:

	2003 Plan	2005 Plan	FTAS Plan	Total
April 1, 2006—April 26, 2006 charges classified to:
Cost of revenues	$32	$306	$—	$338
SG&A	3	2	—	5

Total	$35	$308	$—	$343

January 1, 2006—April 26, 2006 charges classified to:
Cost of revenues	$96	$2,332	$—	$2,428
SG&A	9	19	—	28

Total	$105	$2,351	$—	$2,456

9. Income Taxes

Successor

The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 prescribes a two-step process to determine the amount of tax benefit to recognize. First, the tax position must be evaluated to determine the likelihood that it will be sustained upon examination by a tax authority. If the tax position is deemed “more-likely-than-not” to be sustained, the tax position is then assessed to determine the amount of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

benefit to recognize in the financial statements. The amount of benefit that may be recognized is the largest amount that has a greater than 50 percent likelihood of being realized upon ultimate settlement. If the tax position does not meet the “more-likely-than-not” threshold then it is not recognized in the financial statements.

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. At January 1, 2007, the total amount of unrecognized tax benefits, that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, is $8,496. If the total unrecognized tax benefits were recognized, the Company’s income tax provision and goodwill would decrease by $664 and $7,832, respectively. As of June 30, 2007, there were no material changes to the Company’s unrecognized tax benefits.

The Company has various indemnification provisions in place with TI, Honeywell and Cyprus Semiconductor Corporation (“Cyprus”). These provisions provide for the reimbursement by TI, Honeywell and Cyprus of future tax liabilities paid by the Company which relate to the pre-acquisition periods of the S&C business, FTAS and SMaL, respectively.

The Company is required to recognize interest expense and penalties relating to unrecognized tax benefits. The Company classifies interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. At January 1, 2007, the amount of accrued interest and penalties relating to unrecognized tax benefits was $518 and $1,566, respectively. The Company accrued additional interest and penalties of $1,140 and $78, respectively for the six months ended June 30, 2007. The total amount of accrued interest and penalties relating to unrecognized tax benefits is $1,658 and $1,644, respectively at June 30, 2007.

The Company’s major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, Korea, and Malaysia. Tax returns filed with the relevant tax authorities in these jurisdictions are generally open to examination from three to five years from the date they are filed. The tax filings relating to the Company’s operations in Brazil, China and Italy are currently open to examination for tax years 2001 through 2006. The Company’s income tax filings in all other jurisdictions are currently open to examination for tax year 2006 only.

The Company recorded a tax provision for the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 of $16,581, $30,134 and $10,458, respectively. The Company’s tax provision for the six months ended June 30, 2007 consists of current tax expense associated with the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense attributable to amortization of tax deductible goodwill.

On April 10, 2007 the Company received an inquiry from the State Tax Bureau of Baoying County, The People’s Republic of China (“Tax Bureau”), regarding the equity transfer price that was determined for Sensata Technologies Baoying Co., Ltd. at the time of the Acquisition on April 27, 2006. The Company has reviewed this inquiry and has provided a response to the Tax Bureau. The Company is currently unable to estimate the impact this matter may have, if any, on the Company’s financial position or results of operations.

Predecessor

Prior to April 27, 2006, the operations of the S&C business were included in the consolidated tax returns of TI. The income tax provisions included in the accompanying condensed consolidated and combined statements of operations have been determined as if the S&C business was a separate taxpayer. Cash payments for income taxes in the Predecessor period were made by either TI on a consolidated basis or directly by certain S&C business jurisdictions which were exclusively S&C business locations. Provision for income tax expense for the periods April 1, 2006 to April 26, 2006, and January 1, 2006 to April 26, 2006 was $4,377 and $25,796, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

The components of net periodic pension and post retirement cost were as follows for the three months ended June 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$565	$85	$813
Interest cost	716	125	162
Expected return on plan assets	(600)	(85)	(249)

Net periodic benefit cost	$681	$125	$726

The components of net periodic pension and post retirement cost were as follows for the six months ended June 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,130	$170	$1,615
Interest cost	1,432	250	324
Expected return on plan assets	(1,200)	(170)	(504)

Net periodic benefit cost	$1,362	$250	$1,435

The components of net periodic pension and post retirement cost were as follows for the period April 27, 2006 to June 30, 2006:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$335	$50	$593
Interest cost	466	84	172
Expected return on plan assets	(406)	(57)	(237)

Net periodic benefit cost	$395	$77	$528

During the quarter ended March 31, 2007, the Company received the final actuarial valuation report associated with one of its non-U.S. defined benefit plans that indicated the acquired pension benefit obligation as of April 27, 2006 was $7,449 lower than previously estimated. Accordingly, the Company decreased the long-term pension benefit obligation by $2,939, increased the non-current prepaid pension asset by $4,510 and decreased goodwill by $7,449. In addition, and as a result of the change in the pension benefit obligation as of April 27, 2006, the Company also reduced net periodic pension cost discussed above by $547 and increased accumulated other comprehensive loss in the unaudited condensed consolidated balance sheets by $732.

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company expects to contribute approximately $1.6 million to the U.S. qualified defined

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

benefit plan during fiscal year 2007. The Company does not expect to make any contributions to the Voluntary Employee Benefit Association (“VEBA”) trust and the non-qualified defined benefit plan during fiscal year 2007.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $2.8 million to non-U.S. defined benefit plans during fiscal year 2007. During the three months ended June 30, 2007, TI transferred $23,134 from the TI Japan Defined Benefit Plan to the Sensata Trust.

During the three months ended June 30, 2007, the Company implemented a voluntary early retirement plan (the “Plan”) at one of its subsidiaries. Under the terms of the Plan, certain employees could accept early retirement in exchange for special termination benefits, including severance and outplacement service. Twenty-one employees accepted the offer. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a liability and a loss totaling $1,375, of which $1,080 was recorded in cost of revenue and $295 was recorded in selling, general and administrative expense. No curtailment or settlement gain or loss was recognized as the Company’s retirement obligation was not significantly impacted as a result of the Plan.

Predecessor

Prior to the Acquisition, TI managed its employee benefit retirement plans on a consolidated basis, and separate information for the S&C business was not readily available. The unaudited Condensed Combined Statements of Operations for the periods April 1, 2006 to April 26, 2006, and January 1, 2006 to April 26, 2006 include an allocation of the costs of the employee benefit plans. These costs were allocated based on the S&C business employee population.

Net periodic benefit cost allocated from TI for the respective plans was as follows:

	For the periods
	April 1 to April 26, 2006	January 1 to April 26, 2006
Defined benefit pension expense	$298	$1,793
Defined contribution plans expense	237	894
Retiree health care expense	91	379

Total	$626	$3,066

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

The following plans were in effect on the date of the Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. Under the Sensata Technologies Holding B.V. 2006 Management Option Plan each option entitled the holder to acquire an “equity strip” comprised of 1 Sensata Technologies Holding B.V. ordinary share and 19.5 Deferred Payment Certificates (“DPCs”) at an aggregate strike price of euro 25.00. Based on the original terms of the plans, the awards were classified as liability awards under SFAS 123(R), Share-Based

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Payments (“SFAS No. 123(R)”). In September 2006, the Sensata Technologies Holding B.V. 2006 Management Option Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan. The new plan effectively cancelled the options granted under the original plan and reissued new options. The new options retained the majority of the terms and features of the original options except that the new options entitled the holder to acquire only ordinary shares (not DPCs) and the purchase price of the options was adjusted accordingly based on the fair value of the ordinary shares at the time of grant. The aggregate fair value of the new options was the same as that of the old options, and as such, there was no incremental compensation expense to be recorded as a result of the modification. In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation expense to be recorded.

The stock awards were granted in the equity of the Parent, Sensata Technologies Holding B.V., the holding company that owns Sensata Technologies Intermediate Holding B.V. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

The Company’s share-based payment plans are described in Note 13 to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Options

A summary of stock option activity for the six months ended June 30, 2007 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2006	3,425,479	$6.99
Granted—March 28, 2007	459,887	7.30
Granted—June 8, 2007	20,887	7.30
Forfeited	—	—
Exercised	—	—

Balance June 30, 2007	3,906,253	$7.03	8.99	$1,061

Expected to vest at June 30, 2007(1)	3,710,940	$7.03	8.99	$1,008

Tranche 2 and 3 Options
Balance December 31, 2006	6,850,958	$6.99
Granted—March 28, 2007	919,774	7.30
Granted—June 8, 2007	41,775	7.30
Forfeited	—	—
Exercised	—	—

Balance June 30, 2007	7,812,507	$7.03	8.99	$2,123

Expected to vest at June 30, 2007(1)	7,421,882	$7.03	8.99	$2,017

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

No options vested or expired during the six months ended June 30, 2007. As of June 30, 2007, there were approximately 813,475 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

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

The weighted-average grant date fair value per share for Tranche 1 options granted during the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 was $2.57, $2.57 and $2.33, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options granted during the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 were as follows:

	Ordinary Shares			DPCs
	For the three months ended June 30, 2007	For the six months ended June 30, 2007	For the period April 27 to June 30, 2006
Dividend Yield / Interest Yield	0%	0%	0%	14.00%
Expected Volatility	25.00%	25.00%	19.64%	6.65% - 12.00%
Risk-free interest rate	4.70%	4.70%	5.13%	5.13%
Expected term (years)	6.6	6.6	6.6	3 - 5
Forfeiture Rate	5.00%	5.00%	5.00%	5.00%

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 of $460, $858 and $194, respectively. As of June 30, 2007, there was $7,347 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 3.97 years.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options granted during the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 were as follows:

Assumed time to liquidity event (years)	3 – 5
Assumed vesting per year	20%
Probability IPO vs. disposition	70% / 30%
Forfeiture Rate	5%

The weighted-average grant date fair value per share for Tranche 2 options granted during the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 was $1.19, $1.19 and $1.69, respectively. The weighted-average grant date fair value per share for Tranche 3 options granted during the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 was $0.74, $0.74 and $1.22, respectively. Management has concluded that satisfaction of the market performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006. In accordance with SFAS No.123(R), if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

Restricted Securities

A summary of the restricted securities activity for the six months ended June 30, 2007 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value
Non-vested balance December 31, 2006	91,023	$6.85
Granted shares	—	—
Forfeitures
Vested	(38,905)	6.85

Non-vested balance June 30, 2007	52,118	$6.85

Restrictions lapsed as of June 30, 2007	38,905	$6.85

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006 of $59, $151 and $56, respectively. As of June 30, 2007, unrecognized compensation associated with the restricted securities was $194. The Company expects to recognize this expense over the next 1.9 years.

Predecessor

Share-based compensation expense for the periods April 1, 2006 to April 26, 2006 and January 1, 2006 to April 26, 2006 was $155 and $1,070, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, and expired April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006, the Company recorded $3,157, $9,885 and $5,532, respectively, within selling, general, and administrative expense related to these administrative arrangements. As of June 30, 2007, the Company was no longer relying on TI for many of the information technology services outlined in the Transition Services Agreement.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee of the Company equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006, the Company recorded $1,000, $2,000 and $667, respectively, within selling, general and administrative expense related to the Advisory Agreement.

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

Other Arrangements with the Investor Group and its Affiliates

During the three and six months ended June 30, 2007 and the period April 27, 2006 to June 30, 2006, the Company recorded $650, $765 and $0, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. In addition, the Company accrued $510 for services performed by the shareholder during the three months ended June 30, 2007 for work associated with the acquisition of Airpax Holdings, Inc. (see Note 16). This amount was recorded in prepaid expenses and other current assets, and will be capitalized as part of the cost of the acquisition, which closed on July 27, 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

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

		For the periods
Types of Expenses	Basis of Allocation	April 1 to April 26, 2006	January 1 to April 26, 2006
Employee benefits	Headcount	$830	$3,703
Corporate support functions	Revenue	1,315	5,868
IT services	Headcount	537	2,394
Facilities	Square footage	447	1,994

Total		$3,129	$13,959

Intercompany sales to TI totaled $0.2 million and $1.1 million for the periods April 1, 2006 to April 26, 2006, and January 1, 2006 to April 26, 2006, respectively. Intercompany sales were primarily for test hardware used in TI’s semiconductor business.

13. Commitments and Contingencies

Off-balance sheet commitments

The Company executes contracts involving indemnifications standard in the relevant industry, and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

Indemnifications provided as part of contracts and agreements

The Company is a party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:

Sponsor: On the closing date of the Acquisition, the Company entered into customary indemnification agreements with the Sponsors pursuant to which the Company will indemnify the Sponsors against certain liabilities arising out of performance of a consulting agreement with the Company and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

for certain payments made by the Company. However, certain indemnification payments may not be covered under the Company’s directors’ and officers’ insurance coverage.

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary (“Videoton”). The Company and Videoton currently operate under a Manufacturing Agreement dated July 1, 2001 that has been amended subsequently and remains in effect. In the event that the Company were to terminate the agreement with Videoton, the Company would be required to provide six months notice and reimburse Videoton for six months of labor charges. Management estimates that labor charges for six months of Videoton service would total approximately euro 1,500 (or $2,000). The Company has no current plans to terminate the arrangement.

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

Environmental Remediation Liabilities

The Company’s operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at its facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations.

TI has been designated by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) at a designated Superfund site in Norton, Massachusetts, regarding wastes from the Company’s Attleboro operations. The EPA has issued its Record of Decision, which describes a cleanup plan estimated to cost $43,000. The Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34,000. The EPA expects a PRP group to undertake the remaining remediation, and has indicated that at least 14 PRPs will be requested to participate. In accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

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

Control Devices Incorporated (“CDI”), a wholly-owned subsidiary of the Company’s U.S. primary operating subsidiary acquired through its acquisition of FTAS, holds a post-closure license, along with GTE

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on property owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other.

Supplier Consignment Arrangement

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign up to $25.0 million of silver. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.0 million of the above commercial bank consignment to EMSI. STI and the commercial bank have security interest in the silver contained in raw materials, work-in-process, and finished goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata. As of June 30, 2007, STI had approximately $12.7 million of consignment silver with EMSI. No amounts were drawn on the letter of credit as of June 30, 2007.

Legal Proceedings

Sensata is involved in litigation from time to time in the ordinary course of business. Sensata believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company. In addition, TI has agreed to indemnify Sensata for certain claims and litigation not explicitly assumed in the Purchase Agreement. With regards to the litigation discussed below and other litigation not expressly assumed in the Purchase Agreement, TI is not required to indemnify Sensata for claims until the aggregate amount of damages from such claims, together with certain other claims, exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify Sensata for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million. Most of the representations made by TI in the Purchase Agreement had a survival period ending April 30, 2007. The Company has, in accordance with the provisions of the Purchase Agreement, provided notice to TI of all items for which indemnity is sought under these provisions.

As of June 30, 2007, Sensata was party to 43 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2006, Ford issued four separate recalls of vehicles, amounting in aggregate to 6 million vehicles, containing this cruise control deactivation system and Sensata’s switch. Ford recalled an additional 155,000 vehicles during the first quarter of 2007. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional four recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. On August 3, 2007, Ford announced an additional recall of 3.6 million vehicles and noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues, and expressed concern regarding durability of the switch.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $2.1 million as of June 30, 2007. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against the Company alleging defects in certain of our products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to forebear service of the complaint until the earlier of (1) January 15, 2008 or (2) the ninety-first day following proper notice of termination by any party, under an agreement to stay the litigation and toll the related statute of limitations. In recent months, Sensata has held discussions with the customer and anticipates that discussions with the customer will continue during 2007. Although the Company has paid this customer for certain costs associated with third party claims, external engineering costs, and service parts and may do so in the future, the Company believes that any such payments related to these costs would not have a material adverse effect on its financial condition.

In connection with the alleged defect described above, the customer has made a filing with the Consumer Products Safety Commission (“CSPC”) pursuant to the Consumer Products Safety Act, although the Company is not aware of any determination or finding made by the CPSC pursuant to the filing. Although the customer estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators, the Company is not presently able to accurately or reasonably estimate the ultimate scope of any corrective action, including the number of units that could be affected. The outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on the Company’s financial condition.

14. Business Segment Data

The Company organizes its business into two reporting segments, Sensors and Controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the Sensors and Controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and amortization expenses on assets recorded in connection with the Sensata, FTAS and SMaL Acquisitions. These corporate costs are separately stated below and include costs that are primarily related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Sensors segment is a manufacturer of pressure, force, vision and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems.

The Controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The Controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, arc-fault circuit protectors and precision switches and thermostats.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The table below presents information about reported segments for the three months ended June 30, 2007 and for the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006, respectively.

	Successor		Predecessor
		For the periods
	For the three months ended June 30, 2007	April 27 (inception) to June 30, 2006	April 1 to April 26, 2006
Net revenues:
Sensors	$222,476	$131,453	$49,082
Controls	123,088	85,238	32,357

Total net revenues	$345,564	$216,691	$81,439

Segment operating income (as defined above):
Sensors	54,182	35,947	11,418
Controls	30,682	25,426	5,969

Total segment operating income	84,864	61,373	17,387
Corporate / other	25,310	6,125	6,753
Restructuring	—	—	343
Turn-around effect of step-up in inventory to fair value	—	24,571	—
Amortization of intangibles and capitalized software	32,077	21,322	313

Profit from operations	$27,477	$9,355	$9,978
Interest (expense) / income, net	(44,263)	(53,593)	95
Currency translation (loss) / gain and other	(11,522)	(16,859)	71

(Loss) / income before income taxes	$(28,308)	$(61,097)	$10,144

The table below presents information about reported segments for the six months ended June 30, 2006, and for the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006, respectively.

	Successor		Predecessor
		For the periods
	For the six months ended June 30, 2007	April 27 (inception) to June 30, 2006	January 1 to April 26, 2006
Net revenues:
Sensors	$432,219	$131,453	$223,280
Controls	241,349	85,238	152,320

Total net revenues	$673,568	$216,691	$375,600

Segment operating income (as defined above):
Sensors	109,846	35,947	54,139
Controls	59,068	25,426	39,566

Total segment operating income	168,914	61,373	93,705
Corporate / other	46,818	6,125	18,609
Restructuring	—	—	2,456
Acquired in-process research and development	5,700	—	—
Turn-around effect of step-up in inventory to fair value	2,158	24,571	—
Amortization of intangibles and capitalized software	63,424	21,322	1,078

Profit from operations	$50,814	$9,355	$71,562
Interest (expense), net	(87,698)	(53,593)	(511)
Currency translation (loss) / gain and other	(18,526)	(16,859)	115

(Loss) / income before income taxes	$(55,410)	$(61,097)	$71,166

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

15. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes (the “Notes”) as described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on an unsecured senior subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly owned subsidiaries in the U.S., The Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities, described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following unaudited condensed consolidating and combining financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of June 30, 2007 and December 31, 2006 and the unaudited Condensed Consolidating and Combining Statements of Operations and Statements of Cash Flows for the three and six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006, April 1, 2006 to April 26, 2006 and January 1, 2006 to April 26, 2006, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Balance Sheet

June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$43,867	$47,950	$14,120	$—	$105,937
Accounts receivable, net of allowances	—	193,161	15,627	—	208,788
Intercompany accounts receivable	51,842	197,433	19,687	(268,962)	—
Inventories	—	97,962	19,321	—	117,283
Deferred income tax assets	—	7,492	83	—	7,575
Prepaid expenses and other current assets	1,199	15,603	5,270	—	22,072
Assets held for sale	—	—	1,634	—	1,634

Total current assets	96,908	559,601	75,742	(268,962)	463,289
Property, plant and equipment, net	—	221,974	29,963	—	251,937
Goodwill	—	1,326,570	123,343	—	1,449,913
Other intangible assets, net	—	1,065,937	48,827	—	1,114,764
Investment in subsidiaries	870,421	53,654	—	(924,075)	—
Advances to subsidiaries	2,205,687	—	—	(2,205,687)	—
Other assets	67,753	9,274	2,145	—	79,172

Total assets	$3,240,769	$3,237,010	$280,020	$(3,398,724)	$3,359,075

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long term debt and capital lease	$14,872	$486	$—	$—	$15,358
Accounts payable	—	100,124	16,002	—	116,126
Accrued expenses and other current liabilities	31,027	57,457	16,923	—	105,407
Intercompany liabilities	191,028	62,243	15,691	(268,962)	—
Accrued profit sharing	—	3,758	211	—	3,969

Total current liabilities	236,927	224,068	48,827	(268,962)	240,860
Pension and other post-retirement benefit obligations	—	27,924	512	—	28,436
Capital lease obligations	—	30,121	—	—	30,121
Long-term intercompany liabilities	—	2,167,398	38,289	(2,205,687)	—
Long-term debt, less current portion	2,238,670	—	—	—	2,238,670
Other long-term liabilities	10,727	47,249	18,466	—	76,442

Total liabilities	2,486,324	2,496,760	106,094	(2,474,649)	2,614,529
Shareholder’s equity	754,445	740,250	173,926	(924,075)	744,546

Total liabilities and shareholder’s equity	$3,240,769	$3,237,010	$280,020	$(3,398,724)	$3,359,075

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Balance Sheet

December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$40,380	$33,960	$10,413	$—	$84,753
Accounts receivable, net of allowances	—	175,909	15,432	—	191,341
Intercompany accounts receivable	119,368	174,442	12,831	(306,641)	—
Inventories	—	95,978	19,877	—	115,855
Deferred income tax assets	—	5,038	192	—	5,230
Prepaid expenses and other current assets	926	32,409	2,339	—	35,674
Assets held for sale	—	—	2,134	—	2,134

Total current assets	160,674	517,736	63,218	(306,641)	434,987
Property, plant and equipment, net	—	216,204	30,150	—	246,354
Goodwill	—	1,327,510	115,216	—	1,442,726
Other intangible assets, net	—	1,123,694	51,430	—	1,175,124
Investment in subsidiaries	924,969	53,606	—	(978,575)	—
Advances to subsidiaries	2,129,467	—	—	(2,129,467)	—
Other assets	68,207	3,111	1,783	—	73,101

Total assets	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long term debt and capital lease	$14,754	$449	$—	$—	$15,203
Accounts payable	—	68,548	14,832	—	83,380
Accrued expenses and other current liabilities	30,193	64,297	14,421	—	108,911
Intercompany liabilities	167,762	122,846	16,033	(306,641)	—
Accrued profit sharing	—	5,715	269	—	5,984

Total current liabilities	212,709	261,855	45,555	(306,641)	213,478
Pension and other post-retirement benefit obligations	—	29,823	696	—	30,519
Capital lease obligations	—	30,383	—	—	30,383
Long-term intercompany liabilities	—	2,094,819	34,648	(2,129,467)	—
Long-term debt, less current portion	2,227,047	—	—	—	2,227,047
Other long-term liabilities	12,519	25,272	8,442	—	46,233

Total liabilities	2,452,275	2,442,152	89,341	(2,436,108)	2,547,660
Shareholder’s equity	831,042	799,709	172,456	(978,575)	824,632

Total liabilities and shareholder’s equity	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$316,207	$50,368	$(21,011)	$345,564
Operating costs and expenses:
Cost of revenue	—	214,478	40,585	(21,011)	234,052
Research and development	—	9,881	378	—	10,259
Selling, general and administrative	1,830	64,764	7,182	—	73,776

Total operating costs and expenses	1,830	289,123	48,145	(21,011)	318,087

(Loss)/profit from operations	(1,830)	27,084	2,223	—	27,477
Interest (expense), net	(4,459)	(38,609)	(1,195)	—	(44,263)
Currency translation (loss)/gain and other	(11,738)	(3,526)	3,742	—	(11,522)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(18,027)	(15,051)	4,770	—	(28,308)
Equity in earnings (losses) of subsidiaries	(10,448)	1,421	—	9,027	—
Provision/(benefit) for income taxes	16,581	13,738	2,360	(16,098)	16,581

Net (loss)/income	$(45,056)	$(27,368)	$2,410	$25,125	$(44,889)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$626,917	$93,982	$(47,331)	$673,568
Operating costs and expenses:
Cost of revenue	—	424,153	78,510	(47,331)	455,332
Research and development	—	19,221	836	—	20,057
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	2,883	124,413	14,369	—	141,665

Total operating costs and expenses	2,883	573,487	93,715	(47,331)	622,754

(Loss)/profit from operations	(2,883)	53,430	267	—	50,814
Interest (expense), net	(8,270)	(76,981)	(2,447)	—	(87,698)
Currency translation (loss)/gain and other	(19,683)	(5,396)	6,553	—	(18,526)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(30,836)	(28,947)	4,373	—	(55,410)
Equity in earnings (losses) of subsidiaries	(24,741)	592	—	24,149	—
Provision/(benefit) for income taxes	30,134	25,798	3,081	(28,879)	30,134

Net (loss)/income	$(85,711)	$(54,153)	$1,292	$53,028	$(85,544)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Operations

For the Period April 27, 2006 to June 30, 2006

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$209,204	$16,691	$(9,204)	$216,691
Operating costs and expenses:
Cost of revenue	—	153,287	13,220	(9,204)	157,303
Research and development	—	5,923	—	—	5,923
Selling, general and administrative	2,611	39,285	2,214	—	44,110

Total operating costs and expenses	2,611	198,495	15,434	(9,204)	207,336

(Loss) / profit from operations	(2,611)	10,709	1,257	—	9,355
Interest (expense), net	(24,076)	(29,257)	(260)	—	(53,593)
Currency translation (loss) / gain and other	(17,313)	(698)	1,152	—	(16,859)

(Loss) / income before income taxes and equity in earnings (losses) of subsidiaries	(44,000)	(19,246)	2,149	—	(61,097)
Equity in earnings (losses) of subsidiaries	(17,097)	—	—	17,097	—
Provision (benefit) for income taxes	10,458	9,080	570	(9,650)	10,458

Net (loss) / income	$(71,555)	$(28,326)	$1,579	$26,747	$(71,555)

Condensed Combining Statements of Operations

For the Period April 1, 2006 to April 26, 2006

(unaudited)

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$79,094	$6,461	$(4,116)	$81,439
Operating costs and expenses:
Cost of revenue	—	57,880	4,862	(4,116)	58,626
Research and development	—	2,480	—	—	2,480
Selling, general and administrative	—	9,144	1,211	—	10,355

Total operating costs and expenses	—	69,504	6,073	(4,116)	71,461

Profit from operations	—	9,590	388	—	9,978
Currency translation (loss) / gain and other	—	3,901	(3,735)	—	166

Income before income taxes	—	13,491	(3,347)	—	10,144
Provision for income taxes	—	3,990	387	—	4,377

Net income / (loss)	$—	$9,501	$(3,734)	$—	$5,767

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Combining Statements of Operations

For the Period January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$364,481	$27,232	$(16,113)	$375,600
Operating costs and expenses:
Cost of revenue	—	250,345	21,224	(16,113)	255,456
Research and development	—	8,802	—	—	8,802
Selling, general and administrative	—	34,438	5,342	—	39,780

Total operating costs and expenses	—	293,585	26,566	(16,113)	304,038

Profit from operations	—	70,896	666	—	71,562
Currency translation (loss)/gain and other	—	(414)	18	—	(396)

Income before income taxes	—	70,482	684	—	71,166
Provision for income taxes	—	23,513	2,283	—	25,796

Net income/(loss)	$—	$46,969	$(1,599)	$—	$45,370

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,891	$64,362	$9,914	$—	$77,167

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(30,157)	(6,626)	—	(36,783)
Acquisition of the SMaL business	—	(11,982)	—	—	(11,982)
Acquisition of FTAS business, net of cash received	—	—	419	—	419

Net cash used in investing activities	—	(42,139)	(6,207)	—	(48,346)
Cash flows from financing activities:
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on euro term loan facility	(2,663)	—	—	—	(2,663)
Payments on capitalized lease	—	(224)	—	—	(224)
Dividends paid to Issuer	2,254	(2,254)	—		—

Net cash (used in) financing activities	(5,159)	(2,478)	—	—	(7,637)

Net change in cash and cash equivalents	(2,268)	19,745	3,707	—	21,184
Cash and cash equivalents, beginning of period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$38,112	$53,705	$14,120	$—	$105,937

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows

For the Period April 27, 2006 to June 30, 2006

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$10,569	$77,716	$4,821	$(41,185)	$51,921

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(5,548)	(422)	—	(5,970)
Acquisition of S&C business, net of cash received	(3,012,641)	(2,902,610)	(99,265)	3,012,645	(3,001,871)

Net cash (used in) / provided by investing activities	(3,012,641)	(2,908,158)	(99,687)	3,012,645	(3,007,841)

Cash flow from financing activities:
Proceeds from issuance of U.S. term loan facility	950,000	—	—	—	950,000
Proceeds from issuance of euro term loan facility	400,088	—	—	—	400,088
Proceeds from issuance of Senior Notes	450,000	—	—	—	450,000
Proceeds from issuance of Senior Subordinated Notes	301,605	—	—	—	301,605
Proceeds from issuance of revolving credit facility	10,000	—	—	—	10,000
Payments on revolving credit facility	(10,000)	—	—	—	(10,000)
Payments on capitalized lease	—	(64)	—	—	(64)
Payments of debt issuance cost	(78,454)	—	—	—	(78,454)
Proceeds from Deferred Payment Certificates	768,298	—	—	—	768,298
Proceeds from issuance of Ordinary Shares	216,699	—	—	—	216,699
Proceeds from payments (on) intercompany loans	610	(610)	—	—	—
Proceeds from intercompany investment in subsidiaries	—	2,867,131	104,329	(2,971,460)	—

Net cash provided by/(used in) financing activities	3,008,846	2,866,457	104,329	(2,971,460)	3,008,172

Net change in cash and cash equivalents	6,774	36,015	9,463	—	52,252
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$6,774	$36,015	$9,463	$—	$52,252

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Combining Statements of Cash Flows

For the Period January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash flows from operating activities:
Net cash provided by / (used in) operating activities	$—	$43,306	$(2,707)	$—	$40,599

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(16,025)	(680)	—	(16,705)

Net cash (used in) investing activities	—	(16,025)	(680)	—	(16,705)

Cash flow from financing activities:
Payments on capitalized lease	—	(96)	—	—	(96)
Net transfers (to) Texas Instruments	—	(27,185)	3,387	—	(23,798)

Net cash (used in) / provided by financing activities	—	(27,281)	3,387	—	(23,894)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

16. Subsequent Events

On June 8, 2007, STI entered into a Stock Purchase Agreement (the “SPA”) with Airpax Holdings, Inc. (“Airpax”), a Delaware corporation, the Stockholders of Airpax (the “Stockholders”) and William Blair Capital Partners VII QP, L.P., a Delaware limited partnership, as the Stockholders’ Representative. Pursuant to the SPA, STI will acquire all the issued and outstanding capital stock of Airpax for a purchase price of $276.0 million plus fees and expenses, with customary closing and post-closing adjustments for available cash, indebtedness, pay-off of management notes, working capital and other items as set forth in the SPA, including the funded status of a defined benefit pension plan for employees of Nihon Airpax co. Ltd., a subsidiary of Airpax. The Company closed on this acquisition on July 27, 2007.

To finance the acquisition of Airpax, the Company used available cash on hand and entered into a new senior subordinated term loan agreement for an aggregate principal amount of euro 141 million ($195 million, at issuance). The loan bears interest at a per annum rate equal to EURIBOR (4.24% at July 27, 2007) plus an applicable margin. The applicable margin is currently 4.50%, and will increase by 0.50% commencing on the date that is six months following July 27, 2007 and on each three-month anniversary of such date thereafter; provided, that the interest rate on the loan shall not exceed 10.50% per annum. The maturity date of the loan is October 27, 2013. The loan is guaranteed by certain subsidiaries of the Company. The loan is prepayable, in whole or in part, without premium or penalty upon proper notice to the lenders’ administrative agent. The loan may be accelerated upon customary events of default (including upon the occurrence of a change of control of the Company). The loan agreement contains covenants and representations and warranties that the Company considers customary for an agreement of this type. The new loan ranks pari passu with the Company’s existing senior subordinated euro notes.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following tables set forth our results of operations in millions of dollars and as a percent of net revenue. The data in the tables has been derived from the unaudited condensed consolidated and combined financial statements included in this report. Percentages have been calculated based on unrounded numbers.

	Successor				Predecessor
	For the three months ended June 30, 2007		April 27 (inception) to June 30, 2006		April 1 to April 26, 2006
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue	$345,564	100.0%	$216,691	100.0%	$81,439	100.0%
Operating costs and expenses:
Cost of revenue	234,052	67.7%	157,303	72.6%	58,626	72.0%
Research and development	10,259	3.0%	5,923	2.7%	2,480	3.0%
Selling, general and administrative	73,776	21.3%	44,110	20.4%	10,355	12.7%

Total operating costs and expenses	318,087	92.0%	207,336	95.7%	71,461	87.7%

Profit from operations	27,477	8.0%	9,355	4.3%	9,978	12.3%
Interest (expense) / income, net	(44,263)	-12.8%	(53,593)	-24.7%	95	0.1%
Currency translation (loss) / gain and other	(11,522)	-3.3%	(16,859)	-7.8%	71	0.1%

(Loss) / income before taxes	(28,308)	-8.2%	(61,097)	-28.2%	10,144	12.5%
Provision for income taxes	16,581	4.8%	10,458	4.8%	4,377	5.4%

Net (loss) / income	$(44,889)	-13.0%	$(71,555)	-33.0%	$5,767	7.1%

	Successor				Predecessor
	For the six months ended June 30, 2007		April 27 (inception) to June 30, 2006		January 1 to April 26, 2006
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue	$673,568	100.0%	$216,691	100.0%	$375,600	100.0%
Operating costs and expenses:
Cost of revenue	455,332	67.6%	157,303	72.6%	255,456	68.0%
Research and development	20,057	3.0%	5,923	2.7%	8,802	2.3%
Acquired in-process research and development	5,700	0.8%	—	0.0%	—	0.0%
Selling, general and administrative	141,665	21.0%	44,110	20.4%	39,780	10.6%

Total operating costs and expenses	622,754	92.5%	207,336	95.7%	304,038	80.9%

Profit from operations	50,814	7.5%	9,355	4.3%	71,562	19.1%
Interest (expense), net	(87,698)	-13.0%	(53,593)	-24.7%	(511)	-0.1%
Currency translation (loss) / gain and other	(18,526)	-2.8%	(16,859)	-7.8%	115	0.0%

(Loss) / income before taxes	(55,410)	-8.2%	(61,097)	-28.2%	71,166	18.9%
Provision for income taxes	30,134	4.5%	10,458	4.8%	25,796	6.9%

Net (loss) / income	$(85,544)	-12.7%	$(71,555)	-33.0%	$45,370	12.1%

Three Months Ended June 30, 2007 Compared to the Periods April 27, 2006 (inception) to June 30, 2006 and April 1, 2006 to April 26, 2006

Net revenue. Net revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $345.6 million, $216.7 million and $81.4 million, respectively. Net revenue increased compared to the prior periods presented due to an increase in unit volumes, primarily in the Sensors business segment, the acquisition of First Technology Automotive and Special Products (“FTAS”), and favorable foreign currency exchange rates. The increase in net revenue was partially offset by pricing declines that are customary in the industry. Net revenue for the three months ended June 30, 2007 excluding FTAS would have been $327.7 million.

Sensors business segment net revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $222.5 million, $131.5 million and $49.1 million, respectively. Sensors net revenue increased compared to the prior periods presented primarily due to an increase in unit volumes and the acquisition of FTAS. Favorable foreign currency exchange rates, primarily the U.S. dollar to euro exchange rate, further contributed to the overall increase in sensors net revenue. The increase in net revenue was partially offset due to a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. We continue to experience growth in unit volumes in these product lines for a number of reasons including the growth in sensor content within automobiles, our ability to provide a broad range of attractive product offerings to our customers, and the strength in our long-standing customer relationships. Net revenue increased in each of our major geographic areas, including the Americas, Europe and Asia Pacific. Sensors net revenue for the three months ended June 30, 2007 excluding FTAS would have been $211.4 million.

Controls business segment net revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $123.1 million, $85.2 million and $32.4 million, respectively. Controls net revenue increased compared to the prior periods presented primarily due to the acquisition of FTAS. An increase in unit volumes and favorable foreign currency exchange rates, primarily the U.S. dollar to euro exchange rate, further contributed to the increase in Controls net revenue. This increase was partially offset by a reduction in pricing. We believe the increase in unit volumes continues to be negatively affected by the overall softness in certain of our end markets, primarily the U.S. housing market. Net revenue declined in North America and Asia Pacific, as these are the regions where many of our customers who supply products to the U.S. housing market are located. Controls net revenue grew in Europe. Controls net revenue for the three months ended June 30, 2007 excluding FTAS would have been $116.3 million.

Cost of revenue. Cost of revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $234.1 million, $157.3 million and $58.6 million, respectively. Cost of revenue for the three months ended June 30, 2007 increased compared to the prior periods presented due primarily to the increase in unit volumes, the acquisition of FTAS and the additional depreciation expense associated with the step-up in fair value of acquired property, plant and equipment, partially offset by the $24.6 million charge recorded during the period ended April 27, 2006 to June 30, 2006 associated with the turn-around effect of the step-up in fair value of inventory. No such charge was recorded during the three months ended June 30, 2007 or the period April 1, 2006 to April 26, 2006. Cost of revenue as a percentage of net revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 was 67.7%, 72.6% and 72.0%, respectively. As a percentage of net revenue, cost of revenue decreased compared to the prior periods presented due to the turnaround effect of the step-up in fair value of inventory which was recorded during the period April 27, 2006 to June 30, 2006 and the leverage effect of higher sales on a fixed manufacturing cost base, partially offset by additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment, the addition of the FTAS business (which has a higher cost of revenue as a percentage of net revenue) and an increase in certain manufacturing and material costs.

Research and development expenses. Research and development (“R&D”) expenses for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled

$10.3 million, $5.9 million and $2.5 million, respectively. R&D expenses as a percentage of net revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 was 3.0%, 2.7% and 3.0%, respectively. R&D expenses increased compared to the prior periods presented due primarily to our continued focus on development activities to accelerate long-term revenue growth. In addition, during the three months ended June 30, 2007, one of the Company’s customers agreed to reimburse the Company for certain research and development costs it incurred under a long-term supply arrangement. Accordingly, the Company recognized $605 as a reduction to research and development expenses in the condensed consolidated statement of operations.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $73.8 million, $44.1 million and $10.4 million, respectively. Selling, general and administrative expenses as a percentage of net revenue for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 was 21.3%, 20.4% and 12.7%, respectively. Selling, general and administrative expenses and selling, general and administrative expenses as a percentage of net revenue for the three months ended June 30, 2007 increased compared to the prior periods presented due to several factors including the amortization of definite-lived intangible assets incurred as a result of the acquisition of the Sensors and Controls business (“S&C”) of Texas Instruments Incorporated (“TI”) and FTAS, costs incurred in connection with becoming a stand-alone company and the cost of the voluntary early retirement program implemented during the three months ended June 30, 2007. The costs associated with the voluntary early retirement program totaled $1.4 million. Costs incurred in connection with becoming a stand-alone company include costs associated with additional headcount, advisory and consulting expenses. Amortization expense associated with definite-lived intangible assets, including capitalized software, for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 was $32.1 million, $21.3 million and $0.3, respectively.

Interest (expense) / income, net. Interest (expense) / income, net for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $(44.3) million, $(53.6) million and $0.1 million, respectively. Interest (expense) / income, net, for the three months ended June 30, 2007 consists primarily of interest expense of $(41.4) million on the outstanding debt, amortization of the deferred financing costs of $(2.0) million and $(0.7) million of interest expense associated with our capital lease obligation. Interest (expense) / income, net for the period April 27, 2006 to June 30, 2006 consists primarily of interest expense of $(25.9) million on the outstanding debt, $(19.5) million of interest expense associated with the Deferred Payment Certificates, $(6.8) million for the write-off of bridge financing fees and amortization of deferred financing costs of $(1.2) million.

Currency translation (loss) / gain and other. Currency translation (loss) / gain and other for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $(11.5) million, $(16.9) million and $0.1 million, respectively. The currency translation (loss) / gain and other for the three months ended June 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our euro denominated debt, which totaled $11.9 million. In addition, during the three months ended June 30, 2007, we began hedging the risks associated with fluctuations in the price of certain commodities such as gold, silver and nickel by entering into forward contracts with a third party. We have not designated these derivatives as accounting hedges. Accordingly, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognized the change in fair value in the statement of operations as gain or loss as a component of “Currency translation (loss) / gain and other”. During the three months ended June 30, 2007, we recognized a total loss of $0.7 million associated with these derivatives. The currency translation (loss) / gain and other for the period April 27, 2006 to June 30, 2006 consists primarily of the currency losses resulting from the re-measurement of our euro denominated debt and the euro denominated liability associated with the Deferred Payment Certificates.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and April 1, 2006 to April 26, 2006 totaled $16.6 million, $10.5 million and $4.4 million, respectively. The provision for income taxes for the period April 1, 2006 to April 26, 2006 was determined as if the Sensors and Controls business was a separate tax payer.

Six Months Ended June 30, 2007 Compared to the Periods April 27, 2006 (inception) to June 30, 2006 and January 1, 2006 to April 26, 2006

Net Revenue. Net revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $673.6 million, $216.7 million and $375.6 million, respectively. Net revenue increased compared to the prior periods presented due to an increase in unit volumes, primarily in the Sensors business segment, the acquisition of FTAS, and favorable foreign currency exchange rates. The increase in net revenue was partially offset by pricing declines that are customary in the industry. Net revenue for the six months ended June 30, 2007 excluding FTAS would have been $638.3 million.

Sensors business segment net revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $432.2 million, $131.5 million and $223.3 million, respectively. Sensors net revenue increased compared to the prior periods presented primarily due to an increase in unit volumes and the acquisition of FTAS. Additionally, favorable foreign currency exchange rates, primarily the U.S. dollar to euro exchange rate contributed to the increase in Sensor net revenue. The increase in net revenue was partially offset due to a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors for the reasons described above for the three months ended June 30, 2007. Net revenue increased in each of the Company’s major geographic areas, including the Americas, Europe and Asia Pacific. Sensors net revenue for the six months ended June 30, 2007 excluding FTAS would have been $410.5 million.

Controls business segment net revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $241.4 million, $85.2 million and $152.3 million, respectively. Controls net revenue increased compared to the prior periods presented primarily due to the acquisition of FTAS and partially due to favorable foreign currency exchange rates, primarily the U.S. dollar to euro exchange rate. Controls net revenue decreased due to a decrease in unit volumes and a reduction in pricing. We believe the decrease in unit volumes was due primarily to the overall softness in certain of our end markets as described above for the three months ended June 30, 2007, as well as a correction in inventory levels occurring in certain end markets during the past year. The decline in Controls net revenue was most significant in the Americas and Asia Pacific. Net revenue in Europe grew during the six months ended June 30, 2007. Controls net revenue for the six months ended June 30, 2007 excluding FTAS would have been $227.8 million.

Cost of revenue. Cost of revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $455.3 million, $157.3 million and $255.5 million, respectively. Cost of revenue increased compared to the prior periods presented due primarily to the increase in unit volumes, the acquisition of FTAS and the additional depreciation expense associated with the step-up in fair value of acquired property, plant and equipment, partially offset by a charge of $24.6 million for the turnaround effect of the step-up in fair value of inventory which was recorded during the period April 27, 2006 to June 30, 2006. Cost of revenue as a percentage of net revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 was 67.6%, 72.6% and 68.0%, respectively. As a percentage of net revenue, cost of revenue decreased compared to the prior periods presented due to the turnaround effect of the step-up in fair value of inventory which was recorded during the period April 27, 2006 to June 30, 2006 and the leverage effect of higher sales on a fixed manufacturing cost base, partially offset by additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment and the addition of the FTAS business (which has a higher cost of revenue as a percentage of net revenue).

Research and development expenses. R&D expenses for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $20.1 million, $5.9 million and $8.8 million, respectively. R&D expenses as a percentage of net revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 was 3.0%, 2.7% and 2.3%, respectively. R&D expenses and R&D expenses as a percentage of net revenue increased compared to the prior periods presented due primarily to our continued focus on development activities to accelerate long-term revenue growth.

Acquired in-process research and development. Acquired in-process research and development expense for the six months ended June 30, 2007 was $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), our U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, for $11.4 million plus fees and expenses. We believe that the acquisition of SMaL accelerates the time to market in the vision business, and builds camera and imager expertise and credibility within the marketplace. We allocated $5.7 million of the purchase price to in-process research and development projects. The allocation of the purchase price is preliminary and is based on our judgment after evaluating several factors including preliminary valuation assessments. We expect to complete its purchase price allocation during the first quarter of fiscal year 2008. There were no acquired in-process research and development expenses during the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $141.7 million, $44.1 million and $39.8 million, respectively. Selling, general and administrative expenses as a percentage of net revenue for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled was 21.0%, 20.4% and 10.6%, respectively. Selling, general and administrative expenses and selling, general and administrative expenses as a percentage of net revenue increased compared to the prior periods presented due to several factors including the amortization of definite-lived intangible assets incurred as a result of the acquisition of S&C and FTAS, costs incurred in connection with becoming a stand-alone company, as described above for the three months ended June 30, 2007, and the cost associated with the voluntary early retirement program. Amortization expense associated with definite-lived intangible assets, including capitalized software, for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 was $63.4 million, $21.3 million and $1.1 million, respectively.

Interest (expense) / income, net. Interest (expense) / income, net for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $(87.7) million, $(53.6) million and $(0.5) million, respectively. Interest (expense) / income, net for the six months ended June 30, 2007 consists primarily of interest expense of $(81.9) million on the outstanding debt, amortization of deferred financing costs of $(3.9) million and $(1.4) million of interest associated with our capital lease obligation. Interest (expense) / income, net for the period April 27, 2006 to June 30, 2006 consists primarily of interest expense of $(25.9) million on the outstanding debt, $(19.5) million of interest expense associated with the Deferred Payment Certificates, $(6.8) million with the write-off of bridge financing fees and amortization of deferred financing costs of $(1.2) million.

Currency translation (loss) / gain and other. Currency translation (loss) / gain and other for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $(18.5) million, $(16.9) million and $0.1 million, respectively. The currency translation (loss) / gain and other for the six months ended June 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our euro denominated debt, which totaled $19.8 million. The currency translation (loss) / gain and other for the period April 27, 2006 to June 30, 2006 consists primarily of the currency losses resulting from the re-measurement of our euro denominated debt and the euro denominated liability associated with the Deferred Payment Certificates.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $30.1 million, $10.5 million and $25.8 million, respectively. Our tax provision for the six months ended June 30, 2007 consists of current tax expense associated with our profitable operations in foreign tax jurisdictions and deferred tax expense attributable to amortization of tax deductible goodwill. The provision for income taxes for the period January 1, 2006 to April 26, 2006 was determined as if the Sensors and Controls business was a separate tax payer.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the six months ended June 30, 2007 and for the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006:

	Successor		Predecessor
		For the periods
(Amounts in millions)	For the six months ended June 30, 2007	April 27 (inception) to June 30, 2006	January 1 to April 26, 2006
Net cash provided by (used in):
Operating activities:
Net (loss) / income, adjusted for non-cash items	$54.9	$28.5	$62.9
Changes in operating assets and liabilities	22.3	23.4	(22.3)

Operating activities	77.2	51.9	40.6
Investing activities	(48.4)	(3,007.8)	(16.7)
Financing activities	(7.6)	3,008.2	(23.9)

Net change	$21.2	$52.3	$—

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2007 totaled $77.2 million compared to $51.9 million and $40.6 million for the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006, respectively. Changes in operating assets and liabilities for the six months ended June 30, 2007 and the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006 totaled $22.3 million, $23.4 million and ($22.3) million, respectively. The most significant component to the change in operating assets and liabilities of $22.3 million was the increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was due to the higher level of overall operating costs and expenses, and continued improvement surrounding management of disbursements.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2007 totaled $48.4 million compared to $3,007.8 million and $16.7 million for the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006, respectively. Net cash used in investing activities during the six months ended June 30, 2007 consisted primarily of capital expenditures and the acquisition of SMaL. Capital expenditures during the six months ended June 30, 2007 totaled $36.8 million, and included the expenditures associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd). During the quarter ended March 31, 2007 STI acquired SMaL for total consideration, including transaction fees and expenses, of $12.0 million. Investing activities during the period April 27, 2006 to June 30, 2006 consisted primarily of the acquisition of the S&C business of $3,001.9 million and capital expenditures of $6.0 million. Investing activities during the period January 1, 2006 to April 26, 2006 consisted of capital expenditures totaling $16.7 million.

Financing activities. Net cash used in financing activities for the six months ended June 30, 2007 totaled $7.6 million compared to cash provided by financing activities of $3,008.2 million and cash used in financing activities of $23.9 for the periods April 27, 2006 to June 30, 2006 and January 1, 2006 to April 26, 2006, respectively. During the six months ended June 30, 2007 we made principal payments totaling $7.4 million on our U.S. term loan and euro term loan facilities. Net cash provided by financing activities for the period April 27 to June 30, 2006 consisted primarily of the proceeds from the issuances of the U.S. and euro term loan facilities of $1.35 billion, the Senior and Senior Subordinated Notes of $751.6 million, the Deferred Payment Certificates of $768.3 million and Ordinary Shares of $216.7 million. During this period, we made debt issuance cost payments totaling $78.5 million. Net cash used in financing activities for the period January 1, 2006 to April 26, 2006 consisted primarily of the net transfer to TI of $23.8 million.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of June 30, 2007, we had $2,284.1 million in outstanding indebtedness. The senior secured credit facility includes a $150.0 million revolving credit facility. As of June 30, 2007, after adjusting for letters of credit with an aggregate value of $28.1 million, we had $121.9 million of borrowing capacity available under the revolving credit facility. The senior secured credit facility also allows us to raise an additional $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, we borrowed euro 73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity to $154.6 million.

A summary of our indebtedness is as follows:

(Dollars in thousands)	Interest Rate	Outstanding balance as of June 30, 2007

Senior secured term loan facility (denominated in U.S. dollars)	7.11%	$940,500
Senior secured term loan facility (euro 395.4 million)	5.81%	532,341
Revolving credit facility (denominated in U.S. dollars)		—
Senior notes (denominated in U.S. dollars)	8.00%	450,000
Senior subordinated notes (euro 245.0 million)	9.00%	330,701
Less: current portion of long-term debt		(14,872)

Long term debt less current portion		$2,238,670

Capital lease obligations	9.00%	$30,607
Less: current portion		(486)

Long-term portion of capital lease		$30,121

Our public debt instruments and documents for our private funding transactions contain, among other provisions, certain covenants and default provisions. At June 30, 2007, we were in compliance with all of these covenants and default provisions. For information on our indebtedness and related covenants and default provisions, see Note 10 to the Consolidated and Combined Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.

We believe we have adequate sources of liquidity, including but not limited to, cash on hand, anticipated cash flow from operations and amounts available under the senior secured credit facility, to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

On June 8, 2007, we entered into a Stock Purchase Agreement (the “SPA”) with Airpax Holdings, Inc. (“Airpax”), a Delaware corporation, the Stockholders of Airpax (the “Stockholders”) and William Blair Capital

Partners VII QP, L.P., a Delaware limited partnership, as the Stockholders’ Representative. Pursuant to the SPA, we will acquire all the issued and outstanding capital stock of Airpax for a purchase price of $276.0 million, plus fees and expenses, with customary closing and post-closing adjustments for available cash, indebtedness, pay-off of management notes, working capital and other items as set forth in the SPA, including the funded status of a defined benefit pension plan for employees of Nihon Airpax Co. Ltd., a subsidiary of Airpax. We closed on this acquisition on July 27, 2007.

To finance the acquisition of Airpax, we used available cash on hand and entered into a new senior subordinated term loan agreement with its existing group of lenders for an aggregate principal amount of euro 141 million ($195 million, at issuance). The loan bears interest at a per annum rate equal to EURIBOR (4.24% at July 27, 2007) plus an applicable margin. The applicable margin is currently 4.50%, and will increase by 0.50% commencing on the date that is six months following July 27, 2007 and on each three-month anniversary of such date thereafter; provided, that the interest rate on the loan shall not exceed 10.50% per annum. The maturity date of the loan is October 27, 2013. The loan is guaranteed by certain of our subsidiaries. The loan is prepayable, in whole or in part, without premium or penalty upon proper notice to the lenders’ administrative agent. The loan may be accelerated upon customary events of default (including upon the occurrence of a change of control of the Company). The loan agreement contains covenants and representations and warranties that we consider customary for an agreement of this type. The new loan ranks pari passu with our existing senior subordinated euro notes.

New Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007, or January 1, 2008 for the Company and should be applied prospectively as of the beginning of the fiscal year in which the statement is adopted. Management is currently reviewing the provisions of SFAS 157 to determine the effect, if any, its adoption will have on our financial position or results of operations. However, Management does not expect the adoption to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements to help financial statement users understand the effect of election of this standard. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Management is currently reviewing the provisions of SFAS 159 to determine the effect, if any, its adoption will have on our financial position or results of operations. However, Management does not expect the adoption to have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For “Quantitative and Qualitative Disclosures about Market Risk” affecting the Company, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The information presented below updates, and should be read in conjunction with the discussion of our exposure to market risk and the information set forth in our Annual Report on Form 10-K for the year ended December 31, 2006.

During the three months ended June 30, 2007, we entered into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold and nickel, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of “Currency translation (loss) / gain and other.” During the three months ended June 30, 2007, we recognized a total loss of $0.7 million associated with these derivatives.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not operating effectively as of June 30, 2007 due to material weaknesses in our internal control over financial reporting.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the six months ended June 30, 2007. During that period, we commenced the following actions to remediate the material weaknesses described above:

•

recruited Jeffrey Cote, an experienced public company financial officer, who became our new Chief Financial Officer during January 2007, Robert Hureau, who became our new Vice President Corporate Controller effective February 19, 2007, and Brian Lemay, who became our new Vice President of Tax effective March 5, 2007.

•	continued recruitment of additional experienced personnel in key finance and accounting areas;

•	continued review of our internal control over financial reporting;

•	added additional temporary finance resources to support financial reporting requirements and Section 404 implementation;

•	added qualified personnel to our recently formed Internal Audit Department; and

•	continued to implement our internal audit plan for fiscal year 2007 covering both operational reviews and Section 404 implementation.

•	implemented various applications of our Oracle financial systems, including the general ledger, and discontinued the use of various TI systems.

As of June 30, 2007 our remediation efforts related to the material weakness described above were not complete, and we will continue to focus on these initiatives and the remediation of our material weaknesses in a timely manner.

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

Information regarding legal proceedings appears in Part I, Item 3 - Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The information presented below updates, and should be read in conjunction with the information disclosed in our Form 10-K for the fiscal year ended December 31, 2006.

On August 3, 2007, Ford announced an additional recall of 3.6 million vehicles and noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues, and expressed concern regarding durability of the switch.

Item 1A.	Risk Factors.

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The risk factors and information disclosed in our Form 10-K for the year ended December 31, 2006 were updated in our quarterly report on Form 10-Q for the period ended March 31, 2007. The Company has concluded that there were no material changes during the three months ended June 30, 2007 that would warrant further disclosure. Additionally, there may be additional risk factors not presently known to us or that we currently deem less significant that may also materially affect our business, financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.30	Stock Purchase Agreement, dated June 8, 2007.

10.31	Senior Subordinated Term Loan, dated July 27, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on August 9, 2007.

SIGNATURE	TITLE	DATE

/s/ THOMAS WROE Thomas Wroe	Principal Executive Officer	August 9, 2007

/s/ JEFFREY COTE Jeffrey Cote	Principal Financial and Accounting Officer	August 9, 2007

/s/ AMACO MANAGEMENT SERVICES B.V. Amaco Management Services B.V.	Director	August 9, 2007

By:
Its:		August 9, 2007

/s/ GEERT BRAAKSMA	Director
Geert Braaksma