Form 10-Q
period 2007-09-30
Sensata Technologies B.V.
filed 2007-11-01
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 31, 2007, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

PART I

	Item 1.	Financial Statements (unaudited):

		Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4

		Condensed Consolidated and Combined Statements of Operations for the three and nine months ended September 30, 2007 (Successor), the three months ended September 30, 2006 (Successor), and the periods April 27, 2006 (inception) to September 30, 2006 (Successor), and January 1, 2006 to April 26, 2006 (Predecessor)	5

		Condensed Consolidated and Combined Statements of Cash Flows for the nine months ended September 30, 2007 (Successor), and the periods April 27, 2006 (inception) to September 30, 2006 (Successor), and January 1, 2006 to April 26, 2006 (Predecessor)	6

		Notes to Condensed Consolidated and Combined Financial Statements	7

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48

	Item 4.	Controls and Procedures	49

PART II

	Item 1.	Legal Proceedings	51

	Item 1A.	Risk Factors	51

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	51

	Item 3.	Defaults Upon Senior Securities	51

	Item 4.	Submission of Matters to a Vote of Security Holders	52

	Item 5.	Other Information	52

	Item 6.	Exhibits	52

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our ability to operate as a stand-alone company, including our ability to raise additional funds when needed; risks associated with establishing and maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; competition in our markets; fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; continued pricing and other pressures from our customers; general economic, political, business and market risks associated with our non-U.S. operations; fluctuations in foreign currency exchange and interest rates; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing purchase orders; fluctuations in the cost and/or availability of manufactured components and raw materials; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with various laws affecting our operations including environmental, health and safety laws and export controls and responding to potential liabilities under these laws; non-performance by our suppliers; our ability to attract and retain key personnel; our ability to integrate acquired businesses, and our ability to realize synergies related to our integration of acquisitions, joint ventures, or asset dispositions; the possibility that our controlling shareholder’s interests will conflict with ours or yours; and risks associated with our substantial indebtedness, leverage and debt service obligations.

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

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$54,045	$84,753
Accounts receivable, net of allowances of $10,175 and $4,414 at September 30, 2007 and December 31, 2006, respectively	231,555	191,341
Inventories	148,928	115,855
Deferred income tax assets	7,618	5,230
Prepaid expenses and other current assets	19,570	35,674
Assets held for sale	1,634	2,134

Total current assets	463,350	434,987
Property, plant and equipment at cost	339,538	273,585
Accumulated depreciation	(68,650)	(27,231)

Property, plant and equipment, net	270,888	246,354
Goodwill	1,553,484	1,442,726
Other intangible assets, net	1,214,942	1,175,124
Deferred income tax assets	1,762	1,605
Deferred financing costs	64,772	67,599
Other assets	21,688	3,897

Total assets	$3,590,886	$3,372,292

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,701	$15,203
Accounts payable	122,440	83,380
Income taxes payable	1,879	15,077
Accrued expenses and other current liabilities	138,825	92,543
Accrued profit sharing	6,324	5,984
Deferred income tax liabilities	1,742	1,291

Total current liabilities	286,911	213,478
Deferred income tax liabilities	74,963	39,357
Pension and post-retirement benefit obligations	29,589	30,519
Capital lease obligation	30,145	30,383
Long-term debt, less current portion	2,484,943	2,227,047
Other long-term liabilities	31,388	6,876
Commitment and contingencies

Total liabilities	2,937,939	2,547,660
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at September 30, 2007	22	22
Additional paid-in capital	1,047,316	1,045,814
Accumulated deficit	(385,284)	(212,304)
Accumulated other comprehensive loss	(9,107)	(8,900)

Total shareholder’s equity	652,947	824,632

Total liabilities and shareholder’s equity	$3,590,886	$3,372,292

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated and Combined Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	Successor		Successor		Predecessor
	For the three months ended		For the nine months ended September 30, 2007	For the periods
				April 27, (inception) to September 30, 2006	January 1, to April 26, 2006
	September 30, 2007	September 30, 2006
Net revenue	$357,427	$287,251	$1,030,995	$503,942	$375,600
Operating costs and expenses:
Cost of revenue	242,973	190,753	698,305	348,056	255,456
Research and development	11,786	7,535	31,843	13,458	8,802
Acquired in-process research and development	—	—	5,700	—	—
Selling, general and administrative	77,595	65,169	219,260	109,279	39,780

Total operating costs and expenses	332,354	263,457	955,108	470,793	304,038

Profit from operations	25,073	23,794	75,887	33,149	71,562
Interest expense, net	(49,152)	(67,921)	(136,850)	(121,514)	(511)
Currency translation (loss) / gain and other	(51,351)	(17,469)	(69,877)	(34,328)	115

(Loss) / income before taxes	(75,430)	(61,596)	(130,840)	(122,693)	71,166
Provision for income taxes	11,337	14,103	41,471	24,561	25,796

Net (loss) / income	$(86,767)	$(75,699)	$(172,311)	$(147,254)	$45,370

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated and Combined Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	Successor		Predecessor
	For the nine months ended September 30, 2007	For the periods
		April 27 (inception) to September 30, 2006	January 1, to April 26, 2006
Cash flows from operating activities:
Net (loss) / income	$(172,311)	$(147,254)	$45,370
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	41,711	16,144	8,531
Amortization of deferred financing costs	6,585	9,768	—
Currency translation loss on debt and Deferred Payment Certificates	76,007	33,942	—
Accrued non-cash interest on Deferred Payment Certificates	—	44,581	—
Share-based compensation	1,502	750	1,070
Amortization of intangible assets and capitalized software	96,854	53,245	1,078
Turn-around effect of inventory step-up to fair market value	4,454	24,571	—
Loss on sale and disposal of assets	91	235	480
Deferred income taxes	24,288	12,105	6,340
Noncash charge for acquired in-process research and development	5,700	—	—
Increase (decrease) from changes in operating assets and liabilities (net of acquisitions):
Accounts receivable, net	(15,327)	(1,007)	(20,980)
Inventories	(12,255)	3,097	(9,130)
Prepaid expenses and other current assets	18,035	(9,409)	(43)
Accounts payable and accrued expenses	62,209	45,519	7,748
Income taxes payable	(11,628)	9,887	—
Accrued profit sharing and retirement	1,342	4,096	(3,527)
Other	4,565	110	3,662

Net cash provided by operating activities	131,822	100,380	40,599

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(52,091)	(16,676)	(16,705)
Acquisition of the S&C business, net of cash received	—	(3,001,871)	—
Acquisition of FTAS business	419	—	—
Acquisition of SMaL business	(11,982)	—	—
Acquisition of Airpax business, net of cash received	(278,583)	—	—

Net cash used in investing activities	(342,237)	(3,018,547)	(16,705)

Cash flows from financing activities:
Proceeds from issuance of U.S. term loan facility	—	950,000	—
Proceeds from issuance of Euro term loan facility	—	400,088	—
Proceeds from issuance of Euro term loan facility	195,010	—	—
Proceeds from issuance of Senior Notes	—	450,000	—
Proceeds from issuance of Euro Senior Subordinated Notes	—	301,605	—
Payments on U.S. term loan facility	(7,125)	(2,375)	—
Payments on Euro term loan facility	(4,083)	(1,034)	—
Payments on capitalized lease	(337)	(192)	(96)
Payments of debt issuance cost	(3,758)	(78,454)	—
Proceeds from Deferred Payment Certificates	—	768,298	—
Proceeds from issuance of Ordinary Shares	—	216,699	—
Capital contributions from Sensata Technologies Intermediate Holding	—	1,557	—
Net transfers to Texas Instruments	—	—	(23,798)

Net cash provided by / (used in) financing activities	179,707	3,006,192	(23,894)

Net change in cash and cash equivalents	(30,708)	88,025	—
Cash and cash equivalents, beginning of period	84,753	—	—

Cash and cash equivalents, end of period	$54,045	$88,025	$—

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

Sensata was incorporated by the Sponsors in The Netherlands in 2005 and conducts its business through subsidiary companies which operate business and product development centers in Massachusetts, Maryland, Maine, the United Kingdom, the Netherlands and Japan; and manufacturing operations in Brazil, China, Korea, Malaysia, Mexico and the Dominican Republic. These companies are the successor to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation. Sensata is a global designer and manufacturer of sensors and electronic controls and has manufacturing operations in the Americas, Europe and Asia.

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

All dollar amounts in the financial statements and tables in the notes, except share amounts and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the Unites States of America for complete annual financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated and combined financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s most recent Annual Report on Form 10-K for the year ended December 31, 2006.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Acquisition:

Accounts receivables	$185,074
Inventories	120,643
Prepaid expenses and other current assets	42,793
Property, plant and equipment	236,085
Other assets	4,337
Other intangible assets	1,206,264
Goodwill	1,406,354
Deferred income taxes	708
Accounts payable and accrued liabilities	(131,774)
Pension and post retirement obligations, net	(15,819)
Capitalized lease obligations	(31,087)
Other long-term liabilities	(2,474)

Fair value of net assets acquired, excluding cash and cash equivalents	3,021,104
Cash and cash equivalents	10,261

Fair value of net assets acquired	$3,031,365

Cash consideration and transaction fees and expenses	$3,031,365

During the three months ended September 30, 2007, the Company recognized the fair value of certain acquired assets totaling $1,425 representing TI’s indemnification of certain pre-acquisition tax liabilities.

The Company continues to negotiate with the seller regarding the finalization of customary purchase price adjustments.

First Technology Automotive and Special Products

On December 19, 2006, the Company acquired 100% of the outstanding stock of entities that comprise the First Technology Automotive and Special Products (“FTAS”) business of Honeywell International Inc. (“Honeywell”) for $88.5 million (the “FTAS Acquisition”). FTAS designs, develops and manufacturers automotive sensors (cabin comfort and safety and stability control), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. FTAS’s products are sold to automotive original equipment manufacturers (“OEMs”), Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. The Company believes the acquisition of FTAS enhances existing customer relationships and motor protector and circuit breaker product offerings. The purchase price of $88.5 million, plus fees and expenses of approximately $2.9 million, was funded by a Euro 73.0 million term loan ($95.4 million, at issuance), the terms of which are defined in the existing Senior Secured Credit Facility. The results of operations of FTAS are included in the unaudited Condensed Consolidated and Combined Statement of Operations from the date of acquisition. The Company has accounted for the FTAS Acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets acquired and liabilities assumed are recorded at fair value, with the excess recorded as goodwill.

In connection with the allocation of purchase price, the Company identified certain intangible assets, including preliminary estimates of customer relationship of $41,400, completed technology of $11,400 and non-compete agreements of $500. These acquired definite-lived intangible assets are amortized on an accelerated

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(economic benefit) basis over the weighted estimated useful life for completed technology, customer relationships and non-compete agreements of 13, 9 and 3 years, respectively.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the FTAS Acquisition:

Accounts receivable	$10,272
Inventories	11,640
Prepaid expenses and other current assets	1,453
Property, plant and equipment	8,659
Other assets	8,391
Other intangible assets	53,300
Goodwill	28,855
Deferred income taxes	(4,373)
Accounts payable and accrued liabilities	(18,416)
Other long-term liabilities	(8,391)

Fair value of net assets acquired	$91,390

Cash consideration and transaction fees and expenses	$91,390

During the three months ended September 30, 2007, the Company revised its estimates of the fair value of certain acquired assets and assumed liabilities, of which the most significant included an increase in the fair value of other intangible assets, including customer relationships, completed technology and certain non-compete agreements totaling $1,700, an increase in other assets of $8,391 representing Honeywell’s indemnification of certain pre-acquisition tax liabilities and an increase in the restructuring reserve for estimated severance and environmental remediation costs of $1,344.

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when final valuations are completed and estimates are finalized, which is expected to occur during the fourth quarter of fiscal 2007.

SMaL Camera Technologies, Inc.

On March 14, 2007, Sensata Technologies, Inc. (“STI”), the Company’s primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation (“Cypress”), pursuant to an asset purchase agreement dated February 27, 2007 for $11.4 million plus fees and expenses (the “SMaL Acquisition”), funded by cash on hand. SMaL is located in Cambridge, Massachusetts, employs approximately 25 people and provides cameras and camera subsystems to automotive Advanced Driver Assistance Systems. The Company believes that the acquisition of SMaL accelerates the time to market in the vision business and builds camera and imager expertise and credibility. The results of operations of SMaL are included in the unaudited Condensed Consolidated and Combined Statement of Operations from the date of acquisition. The Company has accounted for the SMaL acquisition as a purchase in accordance with SFAS 141.

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

Airpax Holdings, Inc.

On July 27, 2007, STI acquired 100% of the outstanding stock of Airpax Holdings, Inc. (“Airpax”) from William Blair Capital Partners VII QP, L.P., (“William Blair”) and other stockholders for $277.5 million plus fees and expenses of $4.2 million (“Airpax Acquisition”). The Company believes the acquisition of Airpax provides the Company with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications, and further secures its position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets. The Airpax Acquisition was funded by a Euro 141.0 million new term loan ($195.0 million, at issuance) and cash on hand. The results of operations of Airpax are included in the unaudited Condensed Consolidated and Combined Statement of Operations from the date of acquisition. The Company has accounted for the Airpax Acquisition as a purchase in accordance with SFAS 141.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Airpax Acquisition:

Accounts receivable	$25,010
Inventories	25,254
Prepaid expenses and other current assets	1,612
Property, plant and equipment	18,084
Other assets	769
Other intangible assets	131,810
Goodwill	114,280
Accounts payable and accrued expenses	(23,762)
Deferred income taxes	(9,223)
Other long-term liabilities	(5,251)

Fair value of net assets acquired, excluding cash and cash equivalents	278,583
Cash and cash equivalents	3,166

Fair value of net assets acquired	$281,749

Cash consideration and transaction fees and expenses	$281,749

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when final valuations are completed and estimates are finalized, which is expected to occur during fiscal 2008.

In connection with the allocation of purchase price, the Company identified certain intangible assets, including preliminary estimates of customer relationship $87,680, completed technology of $31,570 and non-compete agreements of $500. These acquired definite-lived intangible assets are amortized on an accelerated (economic benefit) basis over the weighted estimated useful life for completed technology, customer relationships and non-compete agreements of 15, 10 and 2 years, respectively. In addition, an amount totaling $12,060 has been allocated to trade names identified through the purchase price allocation.

The following unaudited pro forma financial information for the three and nine months ended September 30, 2006 presents the results of operations as if the Sensata Acquisition, the FTAS Acquisition, the SMaL Acquisition and the Airpax Acquisition had occurred at the beginning of the period presented. The following unaudited pro forma financial information for the nine months ended September 30, 2007 presents the results of operations as if the SMaL Acquisition and Airpax Acquisition had occurred at the beginning of the period presented. The following unaudited pro forma financial information for the three months ended September 30, 2007 presents the results of operations as if the Airpax Acquisition had occurred at the beginning of the periods presented. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions actually taken place on the first day of the respective periods, or of future results of operations.

	Pro Forma (Unaudited)
	For the three months ended		For the nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net revenue	$368,464	$336,491	$1,121,646	$1,018,765
Net (loss)	$(90,224)	$(86,463)	$(186,700)	$(233,459)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Included in the unaudited pro forma amounts for the three and nine months ended September 30, 2006 shown above are additional expenses the Company would have incurred if the transactions occurred at the beginning of the period presented, including (i) interest expense (inclusive of the amortization of deferred financing fees) on the debt incurred to complete the Sensata Acquisition, the FTAS Acquisition and the Airpax Acquisition, (ii) additional amortization of identifiable intangible assets acquired resulting from the application of purchase accounting, (iii) additional depreciation of property, plant and equipment based on the increased fair value resulting from the application of purchase accounting, (iv) expenses of $1,000 per quarter, reflecting management fees due to the Sponsors under a management agreement entered into in connection with the Sensata Acquisition, (v) share-based compensation expense related to the plans established in connection with the Sensata Acquisition, and (vi) an adjustment to the provision for income taxes related to all of the pro forma adjustments.

Included in the unaudited pro forma amounts for the nine months ended September 30, 2006 shown above are certain non-recurring costs, including (i) $5,700 of expenses associated with a one time charge for acquired in-process research and development, (ii) the turn-around effect of the inventory step-up to fair value of $24,571 and (iii) interest on the Deferred Payment Certificates of $44,581.

5. Comprehensive Net (Loss) / Income

Comprehensive net (loss) / income includes net (loss) / income, net unrealized gain for the effective portion of the Company’s designated cash flow hedges and a pension adjustment, which is discussed in Note 10. The components of comprehensive net (loss) / income, net of tax, are as follows:

	Successor
	For the three months ended
	September 30, 2007	September 30, 2006
Net loss	$(86,767)	$(75,699)
Net unrealized loss on derivatives	(5,325)	(7,243)

Comprehensive net loss	$(92,092)	$(82,942)

	Successor		Predecessor
	For the nine months ended September 30, 2007	For the periods
		April 27 (inception) to September 30, 2006	January 1 to April 26, 2006
Net (loss) / income	$(172,311)	$(147,254)	$45,370
Net unrealized gain / (loss) on derivatives	525	(4,751)	—
Pension adjustment	(732)	—	—

Comprehensive net (loss) / income	$(172,518)	$(152,005)	$45,370

6. Inventories

Inventories consist of the following:

	September 30, 2007	December 31, 2006
Finished goods	$66,647	$51,899
Work-in-process	23,619	17,164
Raw materials	58,662	46,792

Total	$148,928	$115,855

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill by segment:

	Sensors	Controls	Total
Balance—December 31, 2006	$1,153,784	$288,942	$1,442,726
Sensata Acquisition	(5,190)	(1,225)	(6,415)
FTAS Acquisition	(1,093)	(9)	(1,102)
SMaL Acquisition	3,995	—	3,995
Airpax Acquisition	—	114,280	114,280

Balance—September 30, 2007	$1,151,496	$401,988	$1,553,484

As discussed in Note 4, goodwill attributed to the FTAS Acquisition and the Airpax Acquisition reflects the Company’s preliminary allocation of the purchase prices to the estimated fair values of the assets acquired and the liabilities assumed.

Definite-lived intangible assets have been amortized on a straight-line basis for the Predecessor period and on an accelerated (economic benefit) basis over their estimated lives in the Successor period. The following table reflects the components of acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

		September 30, 2007			December 31, 2006
	Weighted Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,810	$29,225	$239,585	$236,600	$13,149	$223,451
Customer relationships	10	1,027,650	148,767	878,883	938,000	69,132	868,868
Non-compete agreements	6	24,400	755	23,645	23,400	243	23,157
Tradename	11	670	16	654	—	—	—

	11	$1,321,530	$178,763	$1,142,767	$1,198,000	$82,524	$1,115,476

Amortization expense on definite-lived intangibles for the three and nine months ended September 30, 2007 was $33,344 and $96,239, respectively. Amortization expense on definite-lived intangibles for the three months ended September 30, 2006 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 was $31,547, $52,606 and $591, respectively. Amortization of these acquisition-related intangibles is estimated to be $33,614 for the remainder of 2007, $147,530 in 2008, $153,327 in 2009, $145,776 in 2010 and $134,094 in 2011.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

In connection with the Airpax Acquisition, the Company concluded that its “Airpax” brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1948, and the Company has no plans to discontinue using the Airpax name. An amount of $11,590 was assigned to the brand name in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the unaudited Condensed Consolidated Balance Sheets include capitalized software licenses with gross carrying amounts of $2,303 and $764 and net carrying amounts of $1,485 and $548 as of September 30, 2007 and December 31, 2006, respectively. The weighted average life for the Capitalized Software is approximately 2 years. Amortization expense on capitalized software for the three and nine months ended September 30, 2007 was $86 and $615, respectively. Amortization expense on capitalized software for the three months ended September 30, 2006 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 was $376, $639 and $487, respectively.

8. Restructuring Costs

Successor Restructuring

In 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions were expected to affect 208 jobs, 96 of which were in Holland. The total cost of this restructuring action is expected to be $14,091, of which $13,710 has been incurred since the 2005 Plan was announced. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company. Upon the application of purchase accounting, the Company recognized an additional liability of $907 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), related to the remaining future severance and outplacement costs for the 2005 Plan. As of September 30, 2007, 202 employees had been terminated under the 2005 Plan. The 2005 Plan is substantially complete and the remaining payments are expected to be paid through fiscal year 2009.

The following table shows the reserve balance as of September 30, 2007:

Severance
Balance at December 31, 2006	$398
Payments	(42)
Charges	5
Impact of foreign currency	20

Balance at September 30, 2007	$381

In December 2006, the Company acquired FTAS from Honeywell. On January 10, 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites. At that date, in accordance with EITF 95-3, the Company recognized restructuring liabilities of $5,358 related to these actions, which relate primarily to exit and related severance costs. During the three months ended June 30, 2007, the Company revised its estimate to include an additional $625 related to environmental remediation costs associated with the facility in Standish, Maine. Additionally, during the three months ended September 30, 2007, the Company further revised its estimate to include an additional $1,344 of which $1,117 relates to

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

severance costs and $227 relates to environmental remediation costs associated with the facility in Standish, Maine. The total cost of the restructuring action is expected to be $7,327 (Sensors $2,947, Controls $1,540, Corporate $2,840). The Company anticipates costs associated with this program to be paid through fiscal 2009, of which $1,124 (Sensors $813, Corporate $311) has been paid as of September 30, 2007.

The following tables show the reserve balances as of September 30, 2007:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2006	$3,067	$2,291	$5,358
Payments	(395)	(729)	(1,124)
Charges	1,117	852	1,969

Balance at September 30, 2007	$3,789	$2,414	$6,203

	Sensors	Controls	Corporate	Total
Balance at December 31, 2006	$1,870	$1,556	$1,932	$5,358
Payments	(813)	—	(311)	(1,124)
Reclassification of charges	—	(16)	16	—
Charges	1,077	—	892	1,969

Balance at September 30, 2007	$2,134	$1,540	$2,529	$6,203

In addition, during the three months ended June 30, 2007, the Company classified assets associated with its manufacturing facility in Grand Blanc, Michigan as held for sale. At September 30, 2007 and December 31, 2006, the net carrying value of these assets was $1,634 and $2,134, respectively. These assets are part of the Sensors reporting segment.

On August 28, 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland, China and Mexico. On September 10, 2007, the Company announced plans to terminate certain employees at the Cambridge, Maryland facility. In accordance with EITF 95-3, the Company has recognized restructuring liabilities of $9,991 associated with these actions. These costs, which relate primarily to exit and related severance costs, are expected to be paid through fiscal 2009. As of September 30, 2007, no payments related to this liability have occurred. The restructuring liabilities relate entirely to the Controls reporting segment.

Predecessor Restructuring

The following restructuring charges were incurred during the period January 1, 2006 to April 26, 2006:

	2003 Plan	2005 Plan	Total
January 1, 2006—April 26, 2006 charges classified to:
Cost of revenues	$96	$2,332	$2,428
SG&A	9	19	28

Total	$105	$2,351	$2,456

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Debt

In July 2007, the Company entered into a Senior Subordinated Term Loan Agreement with an existing group of lenders for an aggregate principal amount of Euro 141.0 million ($195.0 million, at issuance). The loan bears interest at a per annum rate equal to EURIBOR (4.24% at July 27, 2007) plus an applicable margin. The applicable margin is currently 4.5% and will increase by 0.50% commencing on the date that is six months following July 27, 2007 and on each three-month anniversary of such date thereafter; provided that the interest rate on the loan shall not exceed 10.50% per annum. The maturity date of the loan is October 27, 2013. The loan is guaranteed by certain of the Company’s subsidiaries. The loan is prepayable, in whole or in part, without premium or penalty upon proper notice to the lenders’ administrative agent. The loan may be accelerated upon customary events of default (including upon the occurrence of a change of control of the Company). The loan agreement contains covenants and representations and warranties that the Company considers customary for an agreement of this type. The new loan ranks pari passu with the Company’s existing senior subordinated Euro notes.

See Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 for further discussion of the Company’s additional debt instruments.

10. Income Taxes

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

The Company has reviewed the tax positions taken, or to be taken, in its tax returns for all tax years currently open to examination by a taxing authority in accordance with the recognition and measurement standards of FIN 48. At January 1, 2007, the total amount of unrecognized tax benefits, that is, the aggregate tax effect of differences between tax return positions and the benefits recognized in the Company’s financial statements, is $8,496. If the total unrecognized tax benefits were recognized, the Company’s income tax provision and goodwill would decrease by $664 and $7,832, respectively. As of September 30, 2007, there were no material changes to the Company’s unrecognized tax benefits.

The Company has various indemnification provisions in place with TI, Honeywell, Cypress and William Blair. These provisions provide for the reimbursement by TI, Honeywell, Cypress and William Blair of future tax liabilities paid by the Company which relate to the pre-acquisition periods of the S&C business, FTAS, SMaL and Airpax, respectively.

The Company is required to recognize interest expense and penalties relating to unrecognized tax benefits. The Company classifies interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. At January 1, 2007, the amount of accrued interest and penalties relating to

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

unrecognized tax benefits was $518 and $1,566, respectively. The Company has accrued additional interest and penalties of $1,385 and $78, respectively for the nine months ended September 30, 2007. The total amount of accrued interest and penalties relating to unrecognized tax benefits is $1,903 and $1,644, respectively at September 30, 2007.

The Company’s major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, Korea, and Malaysia. Tax returns filed with the relevant tax authorities in these jurisdictions are generally open to examination from three to five years from the date they are filed. The tax filings relating to the Company’s operations in Brazil, China and Italy are currently open to examination for tax years 2002 through 2006. The Company’s income tax filings in all other jurisdictions are currently open to examination for tax year 2006 only.

The Company recorded a tax provision for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period April 27, 2006 to September 30, 2006 of $11,337, $41,471, $14,103 and $24,561, respectively. The Company’s tax provision for the nine months ended September 30, 2007 consists of current tax expense associated with the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense attributable to amortization of tax deductible goodwill.

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

Predecessor

Prior to April 27, 2006, the operations of the S&C business were included in the consolidated tax returns of TI. The income tax provisions included in the accompanying condensed consolidated and combined statements of operations have been determined as if the S&C business was a separate taxpayer. Cash payments for income taxes in the Predecessor period were made by either TI on a consolidated basis or directly by certain S&C business jurisdictions which were exclusively S&C business locations. Provision for income tax expense for the period January 1, 2006 to April 26, 2006 was $25,796.

11. Pensions and Other Post Retirement Benefits

Successor

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans. All of these plans replicate benefits previously provided to participants under plans sponsored by TI, and recognize prior service with TI.

The components of net periodic pension and post retirement cost were as follows for the three months ended September 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$565	$85	$998
Interest cost	716	125	191
Expected return on plan assets	(600)	(85)	(305)

Net periodic benefit cost	$681	$125	$884

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The components of net periodic pension and post retirement cost were as follows for the nine months ended September 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,695	$255	$2,613
Interest cost	2,148	375	515
Expected return on plan assets	(1,800)	(255)	(809)

Net periodic benefit cost	$2,043	$375	$2,319

The components of net periodic pension and post retirement cost were as follows for the three months ended September 30, 2006:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$474	$69	$840
Interest cost	660	120	242
Expected return on plan assets	(576)	(79)	(335)

Net periodic benefit cost	$558	$110	$747

The components of net periodic pension and post retirement cost were as follows for the period April 27, 2006 to September 30, 2006:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$809	$119	$1,433
Interest cost	1,126	204	414
Expected return on plan assets	(982)	(136)	(572)

Net periodic benefit cost	$953	$187	$1,275

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

During the three months ended June 30, 2007, the Company implemented a voluntary early retirement plan (the “Plan”) at one of its subsidiaries. Under the terms of the Plan, certain employees could accept early retirement in exchange for special termination benefits, including severance and outplacement service. Twenty-one employees accepted the offer. In accordance with SFAS No. 88 (“SFAS 88”), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a liability and a loss totaling $1,375, of which $1,080 was recorded in cost of revenue and $295 was recorded in selling, general and administrative expense. No curtailment or settlement gain or loss was recognized as the Company’s retirement obligation was not significantly impacted as a result of the Plan.

During the three months ended September 30, 2007, the Company implemented a voluntary early retirement plan (the “Plan”) at one of its subsidiaries. Under the terms of the Plan, certain employees could accept early retirement in exchange for special termination benefits, primarily incremental severance payments above the normal statutory severance obligation. Twenty-three employees accepted the offer. In accordance with SFAS 88, the Company recognized a liability and a loss totaling $1,960, which was recorded in cost of revenue. No curtailment or settlement gain or loss was recognized.

Predecessor

Prior to the Acquisition, TI managed its employee benefit retirement plans on a consolidated basis, and separate information for the S&C business was not readily available. The unaudited Condensed Combined Statements of Operations for the period January 1, 2006 to April 26, 2006 include an allocation of the costs of the employee benefit plans. These costs were allocated based on the S&C business employee population.

Net periodic benefit cost allocated from TI for the respective plans was as follows:

For the period
January 1 to April 26, 2006
Defined benefit pension expense	$1,793
Defined contribution plans expense	894
Retiree health care expense	379

Total	$3,066

12. Share-Based Payment Plans

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

The following plans were in effect on the date of the Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. Under the Sensata Technologies Holding B.V. 2006 Management Option Plan each option entitled the holder to acquire an “equity strip” comprised of 1 Sensata Technologies Holding B.V. ordinary share and 19.5 Deferred Payment Certificates (“DPCs”) at an aggregate strike price of euro 25.00. Based on the original terms of the plans, the awards were classified as liability awards under SFAS 123(R), Share-Based Payments (“SFAS No. 123(R)”). In September 2006, the Sensata Technologies Holding B.V. 2006 Management Option Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan. The new plan effectively

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

cancelled the options granted under the original plan and reissued new options. The new options retained the majority of the terms and features of the original options except that the new options entitled the holder to acquire only ordinary shares (not DPCs) and the purchase price of the options was adjusted accordingly based on the fair value of the ordinary shares at the time of grant. The aggregate fair value of the new options was the same as that of the old options, and as such, there was no incremental compensation expense to be recorded as a result of the modification. In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation expense to be recorded.

The stock awards were granted in the equity of the Parent, Sensata Technologies Holding B.V., the holding company that owns Sensata Technologies Intermediate Holding B.V. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

The Company’s share-based payment plans are more fully described in Note 13 to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2007 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2006	3,425,479	$6.99
Granted—March 28, 2007	459,887	7.30
Granted—June 8, 2007	20,887	7.30
Granted—September 7, 2007	150,000	7.50
Forfeited	—	—
Exercised	—	—

Balance September 30, 2007	4,056,253	$7.05	8.79	$1,843

Expected to vest at September 30, 2007(1)	3,853,440	$7.05	8.79	$1,751

Tranche 2 and 3 Options
Balance December 31, 2006	6,850,958	$6.99
Granted—March 28, 2007	919,774	7.30
Granted—June 8, 2007	41,775	7.30
Granted—September 7, 2007	300,000	7.50
Forfeited	—	—
Exercised	—	—

Balance September 30, 2007	8,112,507	$7.05	8.79	$3,686

Expected to vest at September 30, 2007(1)	7,706,882	$7.05	8.79	$3,502

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

No options vested or expired during the nine months ended September 30, 2007. As of September 30, 2007, there were approximately 363,475 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

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

The weighted-average grant date fair value per share for Tranche 1 options granted during the three and nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006 was $2.55, $2.57 and $2.32, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options granted during the three and nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006 were as follows:

	Ordinary Shares			DPCs
	For the three months ended September 30, 2007	For the nine months ended September 30, 2007	For the period April 27 to September 30, 2006
Dividend Yield / Interest Yield	0%	0%	0%	14.00%
Expected Volatility	25.00%	25.00%	19.64%	6.65% - 12.00%
Risk-free interest rate	4.09%	4.55%	5.13%	5.13%
Expected term (years)	6.6	6.6	6.6	3 - 5
Forfeiture Rate	5.00%	5.00%	5.00%	5.00%

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and nine months ended September 30, 2007, the three months ended September 30 2006 and the period April 27, 2006 to September 30, 2006 of $467, $1,325, $389 and $583, respectively. As of September 30, 2007, there was $7,262 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 3.76 years.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options granted during the three and nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006 were as follows:

	For the three months ended September 30, 2007	For the nine months ended September 30, 2007	For the period April 27 to September 30, 2006
Assumed time to liquidity event (years)	2 – 4	2.7 – 4.7	3 – 5
Assumed vesting per year	20%	20%	20%
Probability IPO vs disposition	70% / 30%	70% / 30%	70% / 30%
Forfeiture Rate	5%	5%	5%

The weighted-average grant date fair value per share for Tranche 2 options granted during the three and nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006 was $0.88, $1.12 and $1.68, respectively. The weighted-average grant date fair value per share for Tranche 3 options granted during the three and nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006 was $0.46, $0.67 and $1.22, respectively. Management has concluded that satisfaction of the market performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three and nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006. In accordance with SFAS No.123(R), if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity sponsor achieves the specified returns.

Restricted Securities

A summary of the restricted securities activity for the nine months ended September 30, 2007 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value
Non-vested balance December 31, 2006	91,023	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	(38,905)	6.85

Non-vested balance September 30, 2007	52,118	$6.85

Restrictions lapsed as of September 30, 2007	38,905	$6.85

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period April 27, 2006 to September 30, 2006 of $26, $177, $111 and $167, respectively. As of September 30, 2007, unrecognized compensation associated with the restricted securities was $168. The Company expects to recognize this expense over the next 1.63 years.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Predecessor

Share-based compensation expense for the period and January 1, 2006 to April 26, 2006 was $1,070.

13. Related Party Transactions

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

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services varied in duration, and expired April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period April 27, 2006 to September 30, 2006, the Company recorded $260, $10,145, $9,548 and $15,080, respectively, within selling, general, and administrative expense related to these administrative arrangements. As of June 30, 2007, the Company was no longer relying on TI for many of the information technology services outlined in the Transition Services Agreement.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee of the Company equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period April 27, 2006 to September 30, 2006, the Company recorded $1,000, $3,000, $1,000 and $1,667, respectively, within selling, general and administrative expense related to the Advisory Agreement.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. In connection with the SMaL Acquisition, the Company paid advisory fees of $114 to the Sponsors. In connection with the Airpax Acquisition, the Company paid advisory fees of $2,755 to the Sponsors, of which $1,653 was recorded in selling, general and administrative expense and $1,102 was recorded as part of the acquisition cost of Airpax.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Other Arrangements with the Investor Group and its Affiliates

During the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period April 27, 2006 to September 30, 2006, the Company recorded $437, $1,202, $0 and $0, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the period April 27, 2006 to September 30, 2006, the Company made payments totaling $765, $1,595, $0 and $9,750, respectively.

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

		For the periods
Types of Expenses	Basis of Allocation	January 1 to April 26, 2006
Employee benefits	Headcount	$3,703
Corporate support functions	Revenue	5,868
IT services	Headcount	2,394
Facilities	Square footage	1,994

Total		$13,959

Intercompany sales to TI totaled $1.1 million for the period January 1, 2006 to April 26, 2006. Intercompany sales were primarily for test hardware used in TI’s semiconductor business.

14. Commitments and Contingencies

Off-balance sheet commitments

The Company executes contracts involving indemnifications standard in the relevant industry, and indemnifications specific to a transaction, such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities that may be brought about by these indemnities cannot reasonably be estimated or accrued.

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

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary (“Videoton”). The Company and Videoton currently operate under a Manufacturing Agreement dated July 1, 2001 that has been amended subsequently and remains in effect. In the event that the Company were to terminate the agreement with Videoton, the Company would be required to provide six months notice and reimburse Videoton for six months of labor charges. Management estimates that labor charges for six months of Videoton service would total approximately Euro 1,500 (or $2,140). The Company has no current plans to terminate the arrangement.

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

Environmental Remediation Liabilities

The Company’s operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and its employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at its facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations.

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

Control Devices Incorporated (“CDI”), a wholly-owned subsidiary of STI acquired through its acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on property owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other.

Supplier Consignment Arrangement

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign up to $25.0 million of silver. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.0 million of the above commercial bank consignment to EMSI. STI and the commercial bank have security interest in the silver contained in raw materials, work-in-process, and finished goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata. As of September 30, 2007, STI had approximately $12.7 million of consignment silver with EMSI. No amounts were drawn on the letter of credit as of September 30, 2007.

In October 2007, EMSI was acquired by a U.S. subsidiary of Wickeder Westfalenstahl. In conjunction with this transaction, STI has agreed to assign these agreements to the U.S. subsidiary. The nature of the supplier consignment agreement has not changed as a result of the transaction.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

As of September 30, 2007, Sensata was party to 43 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2006, Ford issued four separate recalls of vehicles, amounting in aggregate to 6 million vehicles, containing this cruise control deactivation system and Sensata’s switch. Ford recalled an additional 155,000 vehicles during the first quarter of 2007. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional four recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. On August 3, 2007, Ford announced an additional recall of 3.6 million vehicles and noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues, and expressed concern regarding durability of the switch.

Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $2.1 million as of September 30, 2007. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

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

In connection with the alleged defect described above, the customer has made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007 the customer informed the Company that the CPSC has closed the file on the matter and would not require any corrective action. The customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators. Despite this recent development, the outcome of this matter is uncertain and any potential liability were there to be a product recall, although currently not estimable, could have a material adverse effect on the Company’s financial condition.

15. Business Segment Data

The Company organizes its business into two reporting segments, Sensors and Controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the Sensors and Controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and all amortization expense on assets recorded in connection with the Sensata, FTAS, SMaL and

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Airpax Acquisitions. These corporate costs are separately stated in the tables below and include costs that are primarily related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The Sensors segment is a manufacturer of pressure, force, vision and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems.

The Controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The Controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, arc-fault circuit protectors, power inverters and precision switches and thermostats.

The table below presents information about reported segments for the three months ended September 30, 2007 and September 30, 2006, respectively.

	For the three months ended
	September 30, 2007	September 30, 2006
Net revenues:
Sensors	$218,663	$178,603
Controls	138,764	108,648

Total net revenues	$357,427	$287,251

Segment operating income (as defined above):
Sensors	56,640	44,957
Controls	30,021	27,771

Total segment operating income	86,661	72,728
Corporate / other	25,862	17,011
Turn-around effect of step-up in inventory to fair value	2,296	—
Amortization of intangibles and capitalized software	33,430	31,923

Profit from operations	$25,073	$23,794
Interest (expense) / income, net	(49,152)	(67,921)
Currency translation (loss) / gain and other	(51,351)	(17,469)

(Loss) before income taxes	$(75,430)	$(61,596)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

The table below presents information about reported segments for the nine months ended September 30, 2007, and for the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006, respectively.

	Successor		Predecessor
		For the periods
	For the nine months ended September 30, 2007	April 27 (inception) to September 30, 2006	January 1 to April 26, 2006
Net revenues:
Sensors	$650,882	$310,056	$223,280
Controls	380,113	193,886	152,320

Total net revenues	$1,030,995	$503,942	$375,600

Segment operating income (as defined above):
Sensors	166,486	80,904	54,139
Controls	89,089	53,197	39,566

Total segment operating income	255,575	134,101	93,705
Corporate / other	72,680	23,136	18,609
Restructuring	—	—	2,456
Acquired in-process research and development	5,700	—	—
Turn-around effect of step-up in inventory to fair value	4,454	24,571	—
Amortization of intangibles and capitalized software	96,854	53,245	1,078

Profit from operations	$75,887	$33,149	$71,562
Interest (expense), net	(136,850)	(121,514)	(511)
Currency translation (loss) / gain and other	(69,877)	(34,328)	115

(Loss) / income before income taxes	$(130,840)	$(122,693)	$71,166

16. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes (the “Notes”) as described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly owned subsidiaries in the U.S., The Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facilities, described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The following unaudited condensed consolidating and combining financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of September 30, 2007 and December 31, 2006 and the unaudited Condensed Consolidating and Combining

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Statements of Operations and Statements of Cash Flows for the three and nine months ended September 30, 2007, the three months ended September 30, 2006 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate and combine the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Balance Sheet

September 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$20,832	$25,107	$8,106	$—	$54,045
Accounts receivable, net of allowances	—	216,329	15,226	—	231,555
Intercompany accounts receivable	409,531	405,144	87,882	(902,557)	—
Inventories	—	126,581	22,347	—	148,928
Deferred income tax assets	—	7,532	86	—	7,618
Prepaid expenses and other current assets	1,033	16,043	2,494	—	19,570
Assets held for sale	—	—	1,634	—	1,634

Total current assets	431,396	796,736	137,775	(902,557)	463,350
Property, plant and equipment, net	—	234,985	35,903	—	270,888
Goodwill	—	1,435,893	117,591	—	1,553,484
Other intangible assets, net	—	1,165,536	49,406	—	1,214,942
Investment in subsidiaries	896,589	72,823	—	(969,412)	—
Advances to subsidiaries	2,251,421	—		(2,251,421)	—
Other assets	66,333	9,264	12,625	—	88,222

Total assets	$3,645,739	$3,715,237	$353,300	$(4,123,390)	$3,590,886

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long term debt and capital lease	$15,179	$522	$—	$—	$15,701
Accounts payable	—	101,789	20,651	—	122,440
Accrued expenses and other current liabilities	50,565	74,651	17,230	—	142,446
Intercompany liabilities	417,915	449,960	34,682	(902,557)	—
Accrued profit sharing	—	5,925	399	—	6,324

Total current liabilities	483,659	632,847	72,962	(902,557)	286,911
Pension and other post-retirement benefit obligations	—	29,029	560	—	29,589
Capital lease obligations	—	30,040	105	—	30,145
Long-term intercompany liabilities	—	2,215,216	36,205	(2,251,421)	—
Long-term debt, less current portion	2,484,943	—	—	—	2,484,943
Other long-term liabilities	14,080	43,730	48,541	—	106,351

Total liabilities	2,982,682	2,950,862	158,373	(3,153,978)	2,937,939
Shareholder’s equity	663,057	764,375	194,927	(969,412)	652,947

Total liabilities and shareholder’s equity	$3,645,739	$3,715,237	$353,300	$(4,123,390)	$3,590,886

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$340,798	$62,223	$(45,594)	$357,427
Operating costs and expenses:
Cost of revenue	—	237,700	50,867	(45,594)	242,973
Research and development	—	12,155	(369)	—	11,786
Selling, general and administrative	1,482	68,352	7,761	—	77,595

Total operating costs and expenses	1,482	318,207	58,259	(45,594)	332,354

(Loss)/profit from operations	(1,482)	22,591	3,964	—	25,073
Interest (expense), net	(9,575)	(38,731)	(846)	—	(49,152)
Currency translation (loss)/gain and other	(54,312)	(479)	3,440	—	(51,351)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(65,369)	(16,619)	6,558	—	(75,430)
Equity in earnings (losses) of subsidiaries	(9,894)	3,065	—	6,829	—
Provision/(benefit) for income taxes	11,337	9,861	1,210	(11,071)	11,337

Net (loss)/income	$(86,600)	$(23,415)	$5,348	$17,900	$(86,767)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$967,715	$156,205	$(92,925)	$1,030,995
Operating costs and expenses:
Cost of revenue	—	661,853	129,377	(92,925)	698,305
Research and development	—	31,376	467	—	31,843
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	4,365	192,765	22,130	—	219,260

Total operating costs and expenses	4,365	891,694	151,974	(92,925)	955,108

(Loss)/profit from operations	(4,365)	76,021	4,231	—	75,887
Interest (expense), net	(17,845)	(115,712)	(3,293)	—	(136,850)
Currency translation (loss)/gain and other	(73,995)	(5,875)	9,993	—	(69,877)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(96,205)	(45,566)	10,931	—	(130,840)
Equity in earnings (losses) of subsidiaries	(34,635)	3,657	—	30,978	—
Provision/(benefit) for income taxes	41,471	35,659	4,291	(39,950)	41,471

Net (loss)/income	$(172,311)	$(77,568)	$6,640	$70,928	$(172,311)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Operations

For the three months ended September 30, 2006

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$486,588	$20,032	$(219,369)	$287,251
Operating costs and expenses:
Cost of revenue	—	394,783	15,339	(219,369)	190,753
Research and development	—	7,535	—	—	7,535
Selling, general and administrative	1,482	59,795	3,892	—	65,169

Total operating costs and expenses	1,482	462,113	19,231	(219,369)	263,457

(Loss)/Profit from operations	(1,482)	24,475	801	—	23,794
Interest (expense), net	(27,105)	(40,473)	(343)	—	(67,921)
Currency translation (loss) / gain and other	(16,569)	(2,106)	1,206	—	(17,469)

(Loss)/income before income taxes and equity	(45,156)	(18,104)	1,664	—	(61,596)
Equity in Losses of subsidiaries	(16,440)	—	—	16,440	—
Provision for income taxes	14,103	11,695	1,109	(12,804)	14,103

Net (loss)/income	$(75,699)	$(29,799)	$555	$29,244	$(75,699)

Condensed Consolidating Statements of Operations

For the Period April 27, 2006 to September 30, 2006

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$695,792	$36,723	$(228,573)	$503,942
Operating costs and expenses:
Cost of revenue	—	548,070	28,559	(228,573)	348,056
Research and development	—	13,458	—	—	13,458
Selling, general and administrative	4,093	99,080	6,106	—	109,279

Total operating costs and expenses	4,093	660,608	34,665	(228,573)	470,793

(Loss) / profit from operations	(4,093)	35,184	2,058	—	33,149
Interest (expense), net	(51,181)	(69,730)	(603)	—	(121,514)
Currency translation (loss) / gain and other	(33,882)	(2,804)	2,358	—	(34,328)

(Loss) / income before income taxes and equity in earnings (losses) of subsidiaries	(89,156)	(37,350)	3,813	—	(122,693)
Equity in earnings (losses) of subsidiaries	(33,537)	—	—	33,537	—
Provision (benefit) for income taxes	24,561	20,775	1,679	(22,454)	24,561

Net (loss) / income	$(147,254)	$(58,125)	$2,134	$55,991	$(147,254)

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$59,068	$69,419	$3,335	$—	$131,822

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(44,434)	(7,657)	—	(52,091)
Acquisition of the SMaL business	—	(11,982)	—	—	(11,982)
Acquisition of FTAS business, net of cash received	—	—	419	—	419
Acquisition of the Airpax business, net of cash received	—	(278,583)	—	—	(278,583)

Net cash used in investing activities	—	(334,999)	(7,238)	—	(342,237)

Cash flows from financing activities:
Proceeds from issuance of Euro term loan facility	195,010	—	—	—	195,010
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(4,083)	—	—	—	(4,083)
Payments on capitalized lease	—	(337)	—	—	(337)
Payments of debt issuance cost	(3,758)	—	—	—	(3,758)
Proceeds from (payments on) intercompany loans	(214,121)	214,121	—	—	—
Proceeds from intercompany investment in subsidiary	(47,823)	46,227	1,596	—	—
Dividends paid to issuer	3,284	(3,284)	—	—	—

Net cash provided by / (used in) financing activities	(78,616)	256,727	1,596	—	179,707

Net change in cash and cash equivalents	(19,548)	(8,853)	(2,307)	—	(30,708)
Cash and cash equivalents, beginning of period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$20,832	$25,107	$8,106	$—	$54,045

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Condensed Consolidating Statements of Cash Flows

For the Period April 27, 2006 to September 30, 2006

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$34,776	$65,293	$6,909	$(6,598)	$100,380

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(15,359)	(1,317)	—	(16,676)
Acquisition of S&C business, net of cash received	(3,012,641)	(2,902,610)	(99,265)	3,012,645	(3,001,871)

Net cash (used in) / provided by investing activities	(3,012,641)	(2,917,969)	(100,582)	3,012,645	(3,018,547)

Cash flow from financing activities:
Proceeds from issuance of U.S. term loan facility	950,000	—	—	—	950,000
Proceeds from issuance of Euro term loan facility	400,088	—	—	—	400,088
Proceeds from issuance of Senior Notes	450,000	—	—	—	450,000
Proceeds from issuance of Senior Subordinated Notes	301,605	—	—	—	301,605
Payments on US Term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro Term loan facility	(1,034)	—	—	—	(1,034)
Payments on capitalized lease	—	(192)	—	—	(192)
Payments of debt issuance cost	(78,454)	—	—	—	(78,454)
Proceeds from Deferred Payment Certificates	768,298	—	—	—	768,298
Proceeds from issuance of Ordinary Shares	216,699	—	—	—	216,699
Capital contribution from Sensata Technologies Intermediate Holdings	1,557	—	—	—	1,557
Proceeds from payments (on) intercompany loans	13,610	2,070,869	31,144	(2,115,623)	—
Proceeds from intercompany investment in subsidiaries	—	820,195	76,827	(897,022)	—
Dividends paid to Issuer	—	(1,308)	(5,290)	6,598	—

Net cash provided by/(used in) financing activities	3,019,994	2,889,564	102,681	(3,006,047)	3,006,192

Net change in cash and cash equivalents	42,129	36,888	9,008	—	88,025
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$42,129	$36,888	$9,008	$—	$88,025

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

	Successor

	For the three months ended
	September 30, 2007		September 30, 2006
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue	$357,427	100.0%	$287,251	100.0%
Operating costs and expenses:
Cost of revenue	242,973	68.0%	190,753	66.4%
Research and development	11,786	3.3%	7,535	2.6%
Selling, general and administrative	77,595	21.7%	65,169	22.7%

Total operating costs and expenses	332,354	93.0%	263,457	91.7%

Profit from operations	25,073	7.0%	23,794	8.3%
Interest expense, net	(49,152)	-13.8%	(67,921)	-23.6%
Currency translation loss and other	(51,351)	-14.4%	(17,469)	-6.1%

Loss before taxes	(75,430)	-21.1%	(61,596)	-21.4%
Provision for income taxes	11,337	3.2%	14,103	4.9%

Net loss	$(86,767)	-24.3%	$(75,699)	-26.4%

	Successor				Predecessor
	For the nine months ended September 30, 2007		April 27 (inception) to September 30, 2006		January 1 to April 26, 2006
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue	$1,030,995	100.0%	$503,942	100.0%	$375,600	100.0%
Operating costs and expenses:
Cost of revenue	698,305	67.7%	348,056	69.1%	255,456	68.0%
Research and development	31,843	3.1%	13,458	2.7%	8,802	2.3%
Acquired in-process research and development	5,700	0.6%	—	0.0%	—	0.0%
Selling, general and administrative	219,260	21.3%	109,279	21.7%	39,780	10.6%

Total operating costs and expenses	955,108	92.6%	470,793	93.4%	304,038	80.9%

Profit from operations	75,887	7.4%	33,149	6.6%	71,562	19.1%
Interest expense, net	(136,850)	-13.3%	(121,514)	-24.1%	(511)	-0.1%
Currency translation (loss) / gain and other	(69,877)	-6.8%	(34,328)	-6.8%	115	0.0%

(Loss) / income before taxes	(130,840)	-12.7%	(122,693)	-24.3%	71,166	18.9%
Provision for income taxes	41,471	4.0%	24,561	4.9%	25,796	6.9%

Net (loss) / income	$(172,311)	-16.7%	$(147,254)	-29.2%	$45,370	12.1%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006

Net revenue. Net revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased $70.2 million, or 24.4%, from $287.3 million to $357.4 million. Net revenue increased 10.2% due to an increase in unit volumes, primarily in the Sensors business segment, 15.2% due to the acquisition of First Technology Automotive and Special Products (“FTAS”) and Airpax Holding, Inc. (“Airpax”), and 0.7% due to favorable foreign currency exchange rates. The increase in net revenue was partially offset by pricing declines that are customary in the industry. Net revenue for the three months ended September 30, 2007, excluding the impact of FTAS and Airpax, increased 9.2%.

Sensors business segment net revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased $40.1 million, or 22.4%, from $178.6 million to $218.7 million. Sensors net revenue increased 17.1% due to an increase in unit volumes, 5.9% due to the acquisition of FTAS, and 1.1% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was partially offset by a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. We continue to experience growth in unit volumes in these product lines for a number of reasons including the growth in sensor content within automobiles, our ability to provide a broad range of attractive product offerings to our customers, and the strength in our long-standing customer relationships. Net revenue increased in each of our major geographic areas, including the Americas, Europe and Asia Pacific. Net revenue in the Sensors business segment for the three months ended September 30, 2007, excluding the impact of FTAS, increased 16.6%.

Controls business segment net revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased $30.1 million, or 27.7%, from $108.7 million to $138.8 million. Controls net revenue increased 30.6% due to the acquisitions of FTAS and Airpax. Net revenue decreased 2.9% due to a decrease in unit volumes and a reduction in pricing. We believe the decrease in unit volumes reflects the overall softness in certain of our end markets, primarily the U.S. housing market. Net revenue declined in the Americas and Europe. The Americas is a region where many of our customers that supply products to the U.S. housing market are located. Controls net revenue grew in Asia Pacific. Net revenue in the Controls business segment for the three months ended September 30, 2007, excluding the impact of FTAS and Airpax, decreased 2.9%.

Cost of revenue. Cost of revenue for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased $52.2 million, or 27.4%, from $190.8 million to $243.0 million, respectively. Cost of revenue for the three months ended September 30, 2007 increased primarily due to the acquisitions of FTAS and Airpax, the increase in unit volumes, the turnaround effect of the step-up in fair value of acquired inventory of $2.3 million, and a $2.0 million charge associated with the voluntary early retirement program implemented at one of our subsidiaries. Cost of revenue as a percentage of net revenue for the three months ended September 30, 2007 was 68.0% compared to 66.4% for the three months ended September 30, 2006. As a percentage of net revenue, cost of revenue increased 160 basis points due to the turnaround effect of the step-up in fair value of inventory, the charge for the voluntary early retirement program and, the addition of the FTAS and Airpax businesses (which have a higher cost of revenue as a percentage of net revenue). The increase in cost of revenue as a percentage of revenue was partially offset by the leverage effect of higher sales on a fixed manufacturing cost base.

Research and development expenses. Research and development (“R&D”) expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased $4.3 million from $7.5 million to $11.8 million. R&D expenses as a percentage of net revenue for the three months ended September 30, 2007 was 3.3% compared to 2.6% for the three months ended September 30, 2006. R&D expenses increased primarily due to our continued focus on development activities to accelerate long-term revenue growth.

Selling, general and administrative expenses. Selling, general and administrative expenses for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 increased

$12.4 million, or 19.1%, from $65.2 million to $77.6 million. Selling, general and administrative expenses for the three months ended September 30, 2007 increased primarily due to an increase in administrative costs associated with an increase in headcount to support our business, additional selling general and administrative expenses associated with our newly acquired businesses, additional amortization expense associated with the acquisition of Airpax, and an increase in our allowance for doubtful accounts. Selling, general and administrative expenses as a percentage of net revenue for the three months ended September 30, 2007 was 21.7% compared to 22.7% for the three months ended September 30, 2006. As a percentage of net revenue, selling, general and administrative expenses for the three months ended September 30, 2007 decreased primarily due to the leveraging effect of sales increasing at a higher rate than operating expenses.

Interest expense, net. Interest expense, net for the three months ended September 30, 2007 and the three months ended September 30, 2006 totaled $49.2 million and $67.9 million. Interest expense, net, for the three months ended September 30, 2007 consists primarily of interest expense of $45.6 million on the outstanding debt, amortization of the deferred financing costs of $2.7 million and $0.7 million of interest expense associated with our capital lease obligation. Interest expense, net for three months ended September 30, 2006 consists primarily of interest expense of $40.0 million on the outstanding debt, $25.1 million of interest expense associated with the Deferred Payment Certificates and amortization of deferred financing costs of $1.7 million.

Currency translation loss and other. Currency translation loss and other for the three months ended September 30, 2007 and September 30, 2006 totaled $51.4 million and $17.5 million. The currency translation loss and other for the three months ended September 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $56.2 million. In addition, the Company recognized foreign currency net gains of $4.5 million associated with certain foreign currency denominated and net monetary assets. The currency translation loss and other for the three months ended September 30, 2006 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt and the Euro denominated liability associated with the Deferred Payment Certificates.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2007 and the three months ended September 30, 2006 totaled $11.3 million and $14.1 million, respectively.

Nine Months Ended September 30, 2007 Compared to the Periods April 27, 2006 (inception) to September 30, 2006 and January 1, 2006 to April 26, 2006

Net Revenue. Net revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $1,031.0 million, $503.9 million and $375.6 million, respectively. Net revenue increased compared to the prior periods presented due to an increase in unit volumes, primarily in the Sensors business segment, the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates. The increase in net revenue was partially offset by pricing declines that are customary in the industry. Net revenue for the nine months ended September 30, 2007 excluding the impact of FTAS and Airpax would have been $951.9 million.

Sensors business segment net revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $650.9 million, $310.1 million and $223.3 million, respectively. Sensors net revenue increased compared to the prior periods presented primarily due to an increase in unit volumes, the acquisition of FTAS and favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was partially offset due to a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors for the reasons described above for the three months ended September 30, 2007. Net revenue increased in each of the Company’s major geographic areas, including the Americas, Europe and Asia Pacific. Net revenue in the Sensors business segment for the nine months ended September 30, 2007, excluding FTAS, would have been $618.7 million.

Controls business segment net revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $380.1 million, $193.9 million and $152.3 million, respectively. Controls net revenue increased compared to the prior periods presented primarily due to the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was offset by a decrease in unit volumes and a reduction in pricing. We believe the decrease in unit volumes was due primarily to the overall softness in certain of our end markets as described above for the three months ended September 30, 2007. The decline in Controls net revenue was most significant in the Americas and Asia Pacific. Net revenue in Europe grew during the nine months ended September 30, 2007. Net revenue in the Controls business segment for the nine months ended September 30, 2007, excluding FTAS and Airpax would have been $333.2 million.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $698.3 million, $348.1 million and $255.5 million, respectively. Cost of revenue increased compared to the prior periods presented primarily due to the increase in unit volumes, the acquisitions of FTAS and Airpax, the additional depreciation expense associated with the step-up in fair value of acquired property, plant and equipment and the costs associated with the voluntary early retirement program announced at one of our subsidiaries. The increase in cost of revenues was partially offset by a reduction in the charges associated with the turnaround effect of the step-up in fair value of inventory. During the nine months ended September 30, 2007 and the period April 27, 2006 to September 30, 2006, we recognized charges of $4.5 million and $24.6 million, respectively, associated with the step-up in fair value of inventory.

Cost of revenue as a percentage of net revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 was 67.7%, 69.1% and 68.0%, respectively. As a percentage of net revenue, cost of revenue decreased compared to the prior periods presented due to the reduction in charges associated with turnaround effect of the step-up in fair value of inventory described above and the leverage effect of higher sales on a fixed manufacturing cost base, partially offset by additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment and the additions of the FTAS and Airpax businesses (which have a higher cost of revenue as a percentage of net revenue).

Research and development expenses. R&D expenses for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $31.8 million, $13.5 million and $8.8 million, respectively. R&D expenses as a percentage of net revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 was 3.1%, 2.7% and 2.3%, respectively. R&D expenses and R&D expenses as a percentage of net revenue increased compared to the prior periods presented primarily due to our continued focus on development activities to accelerate long-term revenue growth.

Acquired in-process research and development. Acquired in-process research and development expense for the nine months ended September 30, 2007 was $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), our primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, for $11.4 million plus fees and expenses. We believe that the acquisition of SMaL accelerates the time to market in the vision business, and builds camera and imager expertise and credibility within the marketplace. We allocated $5.7 million of the purchase price to in-process research and development projects. There were no acquired in-process research and development expenses during the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006.

Selling, general and administrative expenses. Selling, general and administrative expenses for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to

April 26, 2006 totaled $219.3 million, $109.3 million and $39.8 million, respectively. Selling, general and administrative expenses increased primarily due to additional amortization expense, an increase in administrative costs due to an increase in headcount as we continue to build our infrastructure to support our business on a stand-alone basis, additional selling, general and administrative expenses associated with our newly acquired businesses and an increase in our allowance for doubtful accounts. In addition, during the quarter ended June 30, 2007, we recognized costs associated with the voluntary early retirement program implemented at one of our subsidiaries. Selling, general and administrative expenses as a percentage of net revenue for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled was 21.3%, 21.7% and 10.6%, respectively. As a percentage of net revenue, selling, general and administrative expenses decreased compared to the April 27, 2006 to September 30, 2006 period primarily due to the leveraging effect of sales increasing at a higher rate than the selling, general and administrative expenses. As a percentage of net revenue, selling, general and administrative expenses for the nine months ended September 30, 2007 increased compared to the January 1, 2006 to April 26, 2006 period primarily due to the additional amortization expense associated with our acquired intangible assets, higher administrative costs due to an increase in headcount and other costs associated with becoming a stand-alone entity.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $136.9 million, $121.5 million and $0.5 million, respectively. Interest expense, net for the nine months ended September 30, 2007 consists primarily of interest expense of $127.4 million on the outstanding debt, amortization of deferred financing costs of $6.6 million and $2.1 million of interest associated with our capital lease obligation. Interest expense, net for the period April 27, 2006 to September 30, 2006 consists primarily of interest expense of $65.6 million on the outstanding debt, $44.6 million of interest expense associated with the Deferred Payment Certificates, $6.8 million associated with the write-off of bridge financing fees and amortization of deferred financing costs of $3.0 million.

Currency translation (loss) / gain and other. Currency translation (loss) / gain and other for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $(69.9) million, $(34.3) million and $0.1 million, respectively. The currency translation (loss) / gain and other for the nine months ended September 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $76.0 million and net currency gains due to the remeasurement of our net-monetary assets denominated in foreign currencies. The currency translation (loss) / gain and other for the period April 27, 2006 to September 30, 2006 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt of $20.5 million and the Euro denominated liability associated with the Deferred Payment Certificates of $13.4 million.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $41.5 million, $24.6 million and $25.8 million, respectively. Our tax provision for the nine months ended September 30, 2007 consists of current tax expense associated with our profitable operations in foreign tax jurisdictions and deferred tax expense attributable to amortization of tax deductible goodwill. The provision for income taxes for the period January 1, 2006 to April 26, 2006 was determined as if the Sensors and Controls business was a separate tax payer.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the nine months ended September 30, 2007 and for the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006:

	Successor		Predecessor
		For the periods
(Amounts in millions)	For the nine months ended September 30, 2007	April 27 (inception) to September 30, 2006	January 1 to April 26, 2006
Net cash provided by (used in):
Operating activities:
Net (loss) / income, adjusted for non-cash items	$84.9	$48.1	$62.9
Changes in operating assets and liabilities	46.9	52.3	(22.3)

Operating activities	131.8	100.4	40.6
Investing activities	(342.2)	(3,018.6)	(16.7)
Financing activities	179.7	3,006.2	(23.9)

Net change	$(30.7)	$88.0	$—

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2007 totaled $131.8 million compared to $100.4 million and $40.6 million for the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006, respectively. Changes in operating assets and liabilities for the nine months ended September 30, 2007 and the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006 totaled $46.9 million, $52.3 million and ($22.3) million, respectively. The most significant component to the change in operating assets and liabilities of $46.9 million was the increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was due to the higher level of overall operating costs and expenses, accrued interest on the Senior Notes which is paid semi- annually and continued improvement surrounding management of cash disbursements.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2007 totaled $(342.2) million compared to $(3,018.6) million and $(16.7) million for the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006, respectively. Net cash used in investing activities during the nine months ended September 30, 2007 consisted primarily of capital expenditures and the acquisitions of SMaL and Airpax. During the quarter ended March 31, 2007, STI acquired SMaL for total consideration, including transaction fees and expenses, of $12.0 million. During the quarter ended September 30, 2007, STI acquired Airpax for total consideration of $278.6 million, net of cash received. Capital expenditures during the nine months ended September 30, 2007 totaled $52.1 million and included routine expenditures as well as the expenditures associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd). Investing activities during the period April 27, 2006 to September 30, 2006 consisted primarily of the acquisition of the S&C business of $3,001.9 million and capital expenditures of $16.7 million. Investing activities during the period January 1, 2006 to April 26, 2006 consisted of capital expenditures totaling $16.7 million.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2007 totaled $179.7 million compared to cash provided by financing activities of $3,006.2 million and cash used in financing activities of $(23.9) million for the periods April 27, 2006 to September 30, 2006 and January 1, 2006 to April 26, 2006, respectively. To finance the acquisition of Airpax, we used available cash and entered into a new senior subordinated term loan agreement with our existing group of lenders for an aggregate principal amount of Euro 141.0 million ($195.0 million, at issuance). The loan bears interest at a per annum rate equal to EURIBOR (4.24% at July 27, 2007) plus an applicable margin. See the Company’s discussion of this new senior subordinated term loan included in Indebtedness and Liquidity. During the nine months ended September 30,

2007 we made principal payments totaling $11.2 million on our U.S. term loan and Euro term loan facilities. Net cash provided by financing activities for the period April 27 to September 30, 2006 consisted primarily of the proceeds from the issuances of the U.S. and Euro term loan facilities of $1.4 billion, the Senior and Senior Subordinated Notes of $751.6 million, the Deferred Payment Certificates of $768.3 million and Ordinary Shares of $216.7 million. During this period, we also made debt issuance cost payments totaling $78.5 million and principal payments totaling $3.4 million. Net cash used in financing activities for the period January 1, 2006 to April 26, 2006 consisted primarily of the net transfer to TI of $23.8 million.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of September 30, 2007, we had $2,530.8 million in outstanding indebtedness. The senior secured credit facility includes a $150.0 million revolving credit facility. As of September 30, 2007, after adjusting for letters of credit with an aggregate value of $28.4 million, we had $121.6 million of borrowing capacity available under the revolving credit facility. The senior secured credit facility also allows us to raise an additional $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, we borrowed Euro 73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity to $154.6 million.

A summary of our indebtedness is as follows:

(Dollars in thousands)	Interest Rate	Outstanding balance as of September 30, 2007
Senior secured term loan facility (denominated in U.S. dollars)	7.11%	$938,125
Senior secured term loan facility (Euro 393.4 million)	5.93%	561,269
Senior secured term loan facility (Euro 141.0 million)	8.74%	201,172
Revolving credit facility (denominated in U.S. dollars)		—
Senior notes (denominated in U.S. dollars)	8.00%	450,000
Senior subordinated notes (Euro 245.0 million)	9.00%	349,554
Less: current portion of long-term debt		(15,177)

Long term debt less current portion		$2,484,943

Capital lease obligations	9.00%	$30,669
Less: current portion		(524)

Long-term portion of capital lease		$30,145

Our public debt instruments and documents for our private funding transactions contain, among other provisions, certain covenants and default provisions. At September 30, 2007, we were in compliance with all of these covenants and default provisions. For discussion of our indebtedness and related covenants and default provisions, see Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

To finance the acquisition of Airpax, we used available cash and entered into a new senior subordinated term loan agreement with our existing group of lenders for an aggregate principal amount of Euro 141.0 million ($195.0 million, at issuance). The loan bears interest, due quarterly, at a per annum rate equal to EURIBOR (4.24% at July 27, 2007) plus an applicable margin. The applicable margin is currently 4.50%, and will increase by 0.50% commencing on the date that is six months following July 27, 2007 and on each three-month anniversary of such date thereafter; provided, that the interest rate on the loan shall not exceed 10.50% per annum. Principal is due upon maturity of the loan, which is October 27, 2013. The loan is guaranteed by certain of our subsidiaries. The loan is prepayable, in whole or in part, without premium or penalty upon proper notice to the lenders’ administrative agent. The loan may be accelerated upon customary events of default (including upon the occurrence of a change of control of the Company). The loan agreement contains covenants and representations and warranties that we consider customary for an agreement of this type. The new loan ranks pari passu with our existing senior subordinated Euro notes.

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

During the three months ended June 30, 2007, we entered into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold and nickel, used in the manufacturing of our products. During the three months ended September 30, 2007, we entered into similar forward contracts for copper and aluminum. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of “Currency translation (loss) / gain and other.” During the three and nine months ended September 30, 2007, we recognized a total gain / (loss) of $0.2 million and $(0.4) million, respectively associated with these derivatives.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our CEO and CFO, our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not operating effectively as of September 30, 2007 due to material weaknesses in our internal control over financial reporting.

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

Under the supervision and with the participation of our CEO and CFO, our management has evaluated changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2007. During that period, we commenced the following actions to remediate the material weaknesses described above:

•

recruited Jeffrey Cote, an experienced public company financial officer, who became our new Chief Financial Officer during January 2007, Robert Hureau, who became our new Vice President Corporate Controller effective February 19, 2007, and Brian Lemay, who became our new Vice President of Tax effective March 5, 2007;

•	continued recruitment of additional experienced personnel in key finance and accounting areas;

•	continued review of our internal control over financial reporting;

•	added additional temporary finance resources to support financial reporting requirements and Section 404 implementation;

•	added qualified personnel to our Internal Audit Department;

•	continued to implement our internal audit plan for fiscal year 2007 covering both operational reviews and Section 404 implementation; and

•	implemented various applications of our Oracle financial systems, including the general ledger, and discontinued the use of various TI systems.

As of September 30, 2007 our remediation efforts related to the material weakness described above were not complete, and we will continue to focus on these initiatives and the remediation of our material weaknesses in a timely manner.

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

In connection with the alleged defect described above, the customer has made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007 the customer informed the Company that the CPSC has closed the file on the matter and would not require any corrective action. The customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators. Despite this recent development, the outcome of this matter is uncertain and any potential liability were there to be a product recall, although currently not estimable, could have a material adverse effect on the Company’s financial condition.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I, Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2006, as updated in our quarterly reports on Form 10-Q for the periods ended March 31, 2007 and June 30, 2007. There may be additional risk factors not presently known to us or that we currently deem less significant that may also materially affect our business, financial condition and results of operations.

Exports of our products are subject to various export control regulations and may require a license from either the U.S. Department of State or the U.S. Department of Commerce prior to shipment.

We must comply with the United States Export Administration Regulations (“EAR”) and the International Traffic in Arms Regulations (“ITAR”). Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

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

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on November 1, 2007.

SIGNATURE	TITLE	DATE

/s/ THOMAS WROE Thomas Wroe	Principal Executive Officer	November 1, 2007

/s/ JEFFREY COTE Jeffrey Cote	Principal Financial and Accounting Officer	November 1, 2007

/s/ AMACO MANAGEMENT SERVICES B.V. Amaco Management Services B.V.	Director	November 1, 2007

By:
Its:		November 1, 2007

/s/ GEERT BRAAKSMA Geert Braaksma	Director