Form 10-K
period 2007-12-31
Sensata Technologies B.V.
filed 2008-02-19
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer   ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2008, 180 shares of common stock were outstanding.

PART I

ITEM 1.	BUSINESS

Introduction

In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov. Additional information about us is available at our principal Internet address, www.sensata.com.

History

The reporting company is Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”), a private company with limited liability incorporated under the laws of the Netherlands. Sensata is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct wholly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and Parent is a direct wholly owned subsidiary of Sensata Investment Company S.C.A. Parent and Sensata are companies established by funds associated with Bain Capital Partners, LLC (“Bain” or “Bain Capital”) to facilitate the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”).

Unless the context otherwise indicates, as used in this report, the terms “we,” “us,” “our,” the “Company” and similar terms mean (a) the S&C Business for periods prior to April 27, 2006 and (b) Sensata and its consolidated subsidiaries for periods on and after April 27, 2006.

On April 27, 2006, investment funds associated with Bain and CCMP Capital Asia Ltd., (collectively referred to on a combined basis as the “Sponsors”) completed the acquisition of S&C for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “Acquisition” or “Sensata Acquisition”) pursuant to an Asset and Stock Purchase Agreement (“Purchase Agreement”) dated as of January 8, 2006. We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition and to pay related transaction fees and expenses, as the “Transaction.” As a result of the Transaction, the Sponsors indirectly own 99 percent of the issued and outstanding ordinary shares of Sensata.

Sensata was incorporated in the Netherlands in 2005 and currently conducts its business through subsidiary companies which operate business and product development centers in the United States, the United Kingdom, the Netherlands and Japan; and manufacturing operations in Brazil, China, Korea, Malaysia, Mexico, the Dominican Republic and the United States (“U.S.”). Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

The “Successor period ended December 31, 2006” refers to the period from April 27, 2006 to December 31, 2006 and the “Predecessor period ended April 26, 2006” refers to the period from January 1, 2006 to April 26, 2006. The Predecessor period also includes the fiscal year ended December 31, 2005.

Overview

Sensata is a global designer and manufacturer of sensors and controls and has manufacturing operations in the Americas and Asia. We design, manufacture and market a wide range of customized, highly-engineered sensors and controls. We operate as two global business units: sensors and controls. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete and that we have developed our strong market position due to our technological expertise, long-standing customer relationships, broad product portfolio and competitive cost structure.

Our sensors business is a leading manufacturer of a variety of sensors used in automotive, commercial and industrial products. Our sensors products include pressure sensors and switches, as well as position, force and acceleration sensors. Our acquisition of the First Technology Automotive and Special Products (“FTAS” or “FTAS Acquisition”) business from Honeywell International Inc. (“Honeywell”) in December 2006 added steering position and fuel cut-off switch devices to our portfolio of products. Our acquisition of the SMaL Camera Technologies, Inc. (“SMaL” or “SMaL Acquisition”) business from Cypress Semiconductor Corporation in March 2007 provided camera and camera subsystems to our portfolio and accelerated our time to market in the vision business.

Our controls business is a leading manufacturer of a variety of engineered controls used in the industrial, aerospace, military, commercial and residential markets. Our controls products include motor and compressor protectors, circuit breakers, precision switches and thermostats, arc-fault circuit protectors, power-inverters and semiconductor burn-in test sockets (“BITS”). We market our controls products primarily under the Klixon®, Airpax® and Dimensions® brands. Our acquisition of the Airpax Holdings, Inc. (“Airpax” or “Airpax Acquisition”) business from William Blair Capital Partners VIII QP, L.P. (“William Blair”) in July 2007 further strengthened our customer positions in electrical protection and secured our position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air conditioning, military and mobile markets.

We are a global business with a diverse revenue mix. We have significant operations around the world, and we generated approximately 51 percent of our net revenue for fiscal year 2007 outside the Americas. In addition, our largest customer accounted for approximately 7 percent of our net revenue for fiscal year 2007, and our ten largest customers contributed a total of 40 percent of our net revenues during this periods. Across end-markets, 33 percent of our net revenue for the fiscal year 2007 was derived from the automotive market outside of North America. We derived 24 percent for fiscal year 2007, from the North American automotive market, with the remainder accounted for by appliances/heating, ventilating and air conditioning (“HVAC”) (15 percent for fiscal year 2007), industrial (15 percent fiscal year 2007), heavy vehicle/off road (5 percent fiscal year 2007), and other end markets (8 percent fiscal year 2007). Within many of our end-markets, we are a significant supplier to most or all major original equipment manufacturers, or “OEMs,” reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths

Leading Market Positions and Established Customer Relationships. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. We are also the primary supplier of sensors and controls products to most of our customers, and in many cases the sole supplier of one or more products. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, and competitive cost structure. Our established customer relationships span multiple levels of the organization from executives to engineers. The long development lead times and embedded nature of our products provides for close collaboration with customers throughout the design and development phase of the customers’ products. This history of performance and collaboration has enhanced the value of the Klixon®, Airpax®, ArcShield™ and Dimensions® brands in our controls business and helped create additional revenue opportunities with customers looking for internationally branded products.

Leadership Position in Growing Applications. We have pursued a strategy of selectively choosing attractive applications and geographies in which to apply our technology platforms and market our products. As a result, many of the markets in which we operate have experienced significant growth and continue to offer us significant opportunities. We believe increased regulation of safety and emissions, a growing emphasis on energy efficiency and consumer demand for new features have led to sensor growth rates that have exceeded fundamental growth in many of the related end-markets. On the HVAC and appliance side, consumer demand in more mature markets is supplemented by growth in Asia, driven by a combination of increased use of offshore manufacturing by major OEMs and the expansion of local markets.

Scaleable, Tailored Portfolio of Highly-Engineered Products for Critical Applications. Most of our products are highly-engineered, critical components in expensive systems, many of which are essential to the proper functioning of the product in which they are incorporated. As a result, performance, reliability, and the level of customization/integration with the underlying system—all areas of our competitive strength and focus—are among the critical factors in customer selection. We also believe that our strategy of leveraging our technology platforms across multiple applications supported by over 500 patents and strong application engineering, allows us to provide products that are customized for each individual application in which they are incorporated.

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

Global Business with Diverse Revenue Mix. We believe that our broad product portfolio and global reach reduces our dependence on any particular market or customer. Revenue generated outside the Americas accounted for approximately 51 percent of total net revenue for fiscal year 2007. We also serve a diverse mix of customers in the automotive, HVAC and appliances, industrial, aerospace, defense, and other end-markets. Our products are ultimately used by substantially all global automotive OEMs, providing us with a balanced customer portfolio and protecting us against shifts in market share between different OEMs. Our sensor products are used across most automotive platform types, including sedans, SUVs and light trucks, and we are not materially impacted by changes in consumer demand for different platform types. We did not rely on any single customer for more than 7 percent of total revenues for the fiscal year 2007, and our ten largest customers contributed a total of 40 percent of our net revenues during this period. We believe that this diversified revenue mix reduces our exposure to industry and customer specific demand fluctuations.

Competitive Cost Manufacturer with Global Asset Base. We believe that our global scale and leading market position provide us with a cost advantage over many of our competitors, and this scale, combined with our cost-focused approach, has created what we believe is one of the lowest cost positions in the industry. We have achieved our current cost position through a continuous process of migration to best-cost manufacturing locations, transformation of our supply chain to best-cost sourcing, and ongoing productivity-enhancing initiatives. Over the past ten years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the U.S., Australia, Canada, Italy and the Netherlands to lower-cost countries including China, Mexico and Malaysia, and we also added a manufacturing facility in the Dominican Republic as a result of our acquisition of FTAS. We continue to increase our use of local suppliers based in these new locations. The employment of manufacturing best practices and process controls has yielded consistent productivity gains since 2003. We also believe that our strategy of leveraging our technology platforms across multiple applications, supported by over 500 patents and strong application engineering, enables us to achieve significant economies of scale and to improve our products’ performance and reliability at a low cost relative to our competitors. This enables us to provide our customers with a highly customized product at a relatively low cost.

Significant Revenue Visibility. We believe that both our sensors and controls businesses provide us with significant visibility into new business opportunities. The products that incorporate our sensors and controls typically have long development cycles, up to three years in the case of automobiles, which we believe gives us significant visibility into our customers’ plans for existing and new applications. We also derived the majority of our fiscal year 2007 net revenue from customers for which we were the sole or primary supplier of sensors or controls, providing us with confidence that these customers will continue to employ our products for their applications. In addition, substantially all of our products are used in applications that are government-mandated, required for the proper functioning of the product or are included as standard options in the case of certain automotive applications. This reduces the risk that end-users will not opt for the applications, increasing the visibility of our future revenues.

Experienced Management Team. Our senior management team has significant collective experience both within our business and in working together managing our business. To ensure continuity and smooth transitions within the organization structure, succession planning has been a priority and all key managers have appointed successors. In connection with the Acquisition, our management and Bain have agreed to arrangements designed to ensure that incentives are aligned to continue to achieve profitable growth.

Business Strategy

Our strategy consists of five key elements:

Product Innovation and Expansion Into Growing Applications. We intend to continue to collaborate closely with customers to improve our current line of products already incorporated into our customers’ products and to identify and develop new technologies and products that can be incorporated into our customers’ products from an early stage. In addition, we intend to focus on new applications that will help us secure new business and drive long-term growth. Emerging growth applications for sensors typically lack incumbent competitors, providing an opportunity to define the dominant application technology. Our strategy is to target these new applications early in the development cycle by leveraging our strong customer relationships, strong engineering capability and competitive cost position and, in certain situations, our ability to acquire differentiated technology such as the high dynamic range automotive imaging technology provided through the SMaL Acquisition or the DC/AC power inverter technology provided through the Airpax Acquisition.

Develop and Strengthen Customer Relationships. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing customers as well as provided us the experience and market exposure to attract new customers. A key strategic focus for us is to further reinforce and expand our customer relationships to provide the foundation for future growth and stability. The implementation of business centers near our customers’ facilities and the continued close collaboration between our and our customers’ engineering staffs are two important components of this strategy.

Build on Low-Cost Position. We intend to continue to focus on managing our costs and increasing our productivity. These ongoing efforts have included migrating our manufacturing to best-cost producer, or “BCP,” regions, transforming the supply chain to best-cost sourcing and aggressively pursuing ongoing productivity improvements. We seek to significantly reduce materials and manufacturing costs for key products by focusing on our design-driven cost initiatives. As we enter new applications, we believe leveraging our core technology platforms will continue to give us economies of scale advantage in research and development and manufacturing. Maintaining and building upon our current low-cost position is a key component of our strategy.

Continue to Pursue Attractive Strategic Acquisitions. Subject to general economic conditions, we intend to continue to opportunistically pursue selective acquisitions, joint ventures and divestitures to enhance our asset mix and competitive position in the sensors industry. We intend to concentrate on opportunities that we believe will present attractive risk-adjusted returns.

Recruiting, Retaining and Developing Talent. The employee talent in our organization is a critical differentiator for us. Global recruitment and retention of that talent is very important in enabling our business to meet its goals. To achieve that we have focused on building our corporate brand through numerous global university events, community events and advertising campaigns. We provide a variety of learning and development opportunities that enable our employees to grow their careers inclusive of formal and informal technical, product, project management and leadership development. Additionally, we use an extensive network for our global recruiting that also includes employee referral programs. We believe our compensation and benefits programs are highly competitive and reward the achievement of results. Our management team promotes activities and behaviors that enable us to attract and retain our talent.

Sensors Business

Overview

Our sensors business is a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches, position, force and acceleration sensors. Our sensors business accounted for approximately 62 percent of our net revenue and contributed $217.4 million of our profit from operations before restructuring charges, stock compensation expenses and certain corporate expenses not associated with the operations of the segment for fiscal year 2007, 62 percent and $131.5 million for the period April 27, 2006 to December 31, 2006, and 59 percent and $54.1 million for the period January 1, 2006 to April 26, 2006 and 58 percent and $157.4 million for fiscal year 2005. Our sensors are used in a wide variety of applications including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle and off-road applications. We derive most of our sensors revenues from the sale of medium and high pressure sensors, and we believe that we are the leading global manufacturer of sensors for most of our targeted applications. Our sensors business delivered approximately 132 million units during fiscal year 2007. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier I suppliers. Our products are ultimately used by substantially all global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which helps to protect us against shifts in market share between different OEMs. In 2007, our sensors business was either the sole source or primary source to our customers for the majority of our sensors net revenue. We are also diverse across geographies, deriving approximately 51 percent of our sensors revenues in 2007 from outside the Americas. Our portfolio of automotive sensors was enhanced by our acquisition of FTAS through the addition of steering position and fuel cut-off switch devices. Sensata’s work in the automotive vision market has been enhanced through its acquisition of SMaL with the addition of technology that enables a number of advanced driver awareness systems.

Products

We offer the following products:

Product	Key Applications	Key End-Markets

Pressure Sensors	Air-conditioning Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive HVAC Industrial Heavy Vehicle/Off Road Marine

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Position Sensors	Transmission Shift-on-fly 4WD Steering	Automotive HVAC Industrial

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive

Fuel Cut-off Switches	Fuel delivery and shut-off systems	Automotive

Vision Sensors	Driver awareness systems	Automotive

Technology, Product Development and Intellectual Property

We employ various core technologies across many different product families and applications in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage our technology-specific expertise across multiple product platforms. The technologies inherent in our sensors and switches products include mono-metal snap-acting discs, ceramic capacitives, strain gauge and metal oxide silicon.

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

We operate a global network of business centers worldwide that allows us to develop new sensing technologies, improve existing technologies and customize our sensors to the particular needs of our customers. Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have been awarded over 500 patents across the sensors and controls businesses, many of which protect specific functionality in our sensors, but others of which consist of processes or techniques that result in reduced manufacturing costs. For example, we own a set of signal conditioning patents that allow us to calibrate our sensors in a manner that we believe is more cost effective than the method used by our competitors. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Additionally, we do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third-party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses on commercially reasonable terms that may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operation.

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

Customers

Our customer base in the sensors business includes a wide range of OEMs and Tier I suppliers in each of the automotive, industrial and commercial end markets. We derived approximately 44 percent of our top ten customer sensor revenue in fiscal year 2007 from sales to customers with which we have had a relationship for more than 20 years.

Competition

We encounter significant competition in many of our markets and this competition will likely intensify in the future. Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation which are in-house, or captive, providers, and Honeywell International Inc. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric. Many of our primary competitors are established companies that may not be as highly leveraged as us and may otherwise have substantially greater financial, managerial, technical, marketing and other resources than we do.

Sales and Marketing

We believe that the integrated nature of sensor products, as well as their long sales cycle and high initial investment required in customization and qualification, puts a premium on the ability of sales and marketing professionals to develop strong customer relationships and identify new marketing opportunities. To that end, our sales and marketing staff consists of an experienced, technically knowledgeable group of professionals with extensive knowledge of the end-markets and key applications for our sensors.

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

Controls Business

Overview

Our controls business accounted for approximately 38 percent of our net revenue and contributed $121.9 million of our profit from operations before restructuring charges, stock compensation expenses and certain costs not associated with the operations of the segment for fiscal year 2007, 38 percent and $82.6 million for the period April 27, 2006 to December 31, 2006, and 41 percent and $39.6 million for the period January 1, 2006 to April 26, 2006 and 42 percent and $114.9 million for fiscal year 2005. Our controls business manufactures and markets a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, BITS, electrical HVAC controls, arc-fault circuit protectors, power inverters and precision switches and thermostats. We believe our acquisition of FTAS enhanced our existing customer relationships and motor protector and circuit breaker product offerings. In addition, we believe the acquisition of Airpax provides us with leading customer positions in electrical protection for high-growth network power and critical high-reliability mobile power applications. We delivered 941 million units during 2007, substantially all of which were marketed under the Klixon®, Airpax® and Dimensions® brands. Our controls are sold into industrial, aerospace, military, commercial, and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are the leading manufacturer worldwide of controls in the key applications we target. In 2007, our controls business was either the sole source or primary source to our customers for the majority of our controls net revenue. We are also diverse across geographies, deriving 51 percent of our controls net revenue in 2007 from outside the Americas.

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

We attribute much of our recent growth in this business to an expanded presence in Asia, particularly China. Our Asian operations were well-positioned to capture much of the transplant business of our multinational customers as they relocate manufacturing operations to China, and we have been working to leverage this market position, with our brand recognition, to develop new relationships with a number of high-growth local Chinese manufacturers. We continue further expansion of our worldwide manufacturing operations towards what we believe is a lower-cost manufacturing footprint, all while continuing to pursue improvements in productivity and product quality.

Products

We offer the following products:

Product	Key Applications	Key End-Markets
Bimetal Electro- mechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Circuit breakers Switches	Air-conditioning Small/Large appliances Lighting Industrial motors DC motors Residential Commercial aircraft Military Heavy vehicle/Off-Road Marine/Industrial

Magnetic-Hydraulic Circuit Breakers	Circuit breakers	Data communications Telecommunications Computer servers Heavy vehicle/Off-Road Marine/Industrial Military

Power Inverters	DC/AC motors	Heavy vehicle/Off-Road

BITS	Semiconductor testing	Semiconductor manufacturing

Technology, Product Development and Intellectual Property

Most of our research and development initiatives in the controls segment are incremental in nature and are focused on improving the performance, design, and cost of our core product portfolio. However, as in our sensors business, many of our customers require us to perform significant levels of customization, calibration or specialized product packaging, and we invest significant resources in these activities. In addition, we invest in new technology platforms that expand our product portfolio and drive future revenue growth. We have been awarded over 500 patents across the sensors and controls businesses, many of which protect specific functionality in our controls products, but others of which consist of processes or techniques that result in reduced manufacturing costs. We believe that the patents we developed related to our Arc Shield™ product are particularly valuable to us, and provide us with a key competitive advantage in this emerging technology area.

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

Customers

Our customers in the controls business include a wide range of industrial and commercial OEM and Tier I manufacturers across multiple end-markets, but primarily consist of OEMs in the climate control, appliance, semiconductor and aerospace industries, as well as Tier I motor and compressor suppliers. In 2007, our controls business was either the sole source or primary source to our customers for the majority of our controls net revenue. We derived approximately 34 percent of our top 10 customer control revenue for 2007 from sales to customers with which we have had a relationship for more than 20 years.

Competition

We encounter significant competition in many of the markets for our controls products and we expect this competition to intensify, including from new competitors in low-cost emerging markets such as China. The motor controls market is characterized by a number of smaller, fragmented players who compete primarily in specific end-markets or applications. The key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier I manufacturer customer have also increasingly become a basis for competition. Our primary competitors in the basic AC motor protection market include Chinese manufacturers, Changzhou New Zone Desheng Electric Appliance Company Ltd., ChwenDer Thermostat & Company Ltd. and Auone Electric Company Limited, as well as South Korean manufacturer, Hanbecthistem Company Ltd.

The OEM customer base in the precision controls market consists primarily of major aerospace and defense companies, and is concentrated geographically, located primarily in North America and Europe. The principal competitive factors in the precision controls market are strength of technology, ability to provide custom solutions and ability to scale production, as well as product quality and reliability. Most of our key competitors in this segment are divisions of large multi-industrial organizations, including Cutler Hammer, a division of Eaton Corporation, and Crouzet, a division of Schneider Electric, in aircraft circuit breakers; Honeywell International Inc. in aircraft switches and thermostats; and Cooper Bussman, a division of Cooper Electric, in heavy and off-road thermal circuit breakers. Many of our primary competitors in this segment are established companies that may not be as highly leveraged as us and may otherwise have substantially greater financial, managerial, technical, marketing and other resources than we do.

The key competitive factors in the interconnection controls market are product lead times, quality and reliability, as well as quality of customer service and short cycle times on new BITS, although, like in the motor controls market, manufacturers in certain segments also compete primarily on the basis of being a low-cost supplier. Our largest competitors in the interconnection business are Yamaichi Electronics and Enplas Corporation, both of which have an extensive product portfolio, strong technological capabilities and close relationships with customers. Recently, competitors have entered the market as low-cost manufacturers competing primarily on the basis of price.

Sales and Marketing

We seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Klixon®, Dimensions™ and Airpax® brands, in order to deepen our relationships with existing customers and develop new customers across all end markets. Our sales and marketing staff consists of an experienced group of professionals located in key geographic markets. Our international presence and sales and marketing teams help us better serve our global OEMs and Tier 1 customers. In geographic and product markets where we lack an established base of customers, we rely on third-party distributors to sell our controls products.

Employees

As of December 31, 2007, we had 9,324 employees, approximately 17 percent of whom are located in the U.S. None of our U.S. employees are covered by collective bargaining agreements. Approximately 1,750 employees in certain foreign jurisdictions, including Holland and our manufacturing operations in Matamoros, Mexico, are covered under collective bargaining agreements. We also utilize contract workers in multiple locations in order to absorb cyclical variations in manufacturing volume. As of December 31, 2007, we had 4,922 contract workers on a worldwide basis. We believe that our relations with our employees are good.

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

TI has been designated by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) at a designated Superfund site in Norton, Massachusetts, regarding wastes from our Attleboro operations. The EPA has issued its Record of Decision, which describes a cleanup plan estimated to cost $43.0 million. The Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34.0 million. The EPA expects a PRP group to undertake the remaining remediation, and has indicated that at least 14 PRPs will be requested to participate. In accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify us with regard to these excluded liabilities.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify us with regard to these excluded liabilities.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of one of our U.S. operating subsidiaries acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. We do not expect the costs to comply with the post-closure license to be material.

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

Our products are sold to automobile manufacturers and manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, lighting, aerospace, telecommunications, power supply and generation and industrial markets, among others. These are global basic industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. Any significant economic decline that results in a reduction in automotive production or in the sales of any of the other products manufactured by our customers that use our products, could have a material adverse effect on our results of operations. This may be more detrimental to us in comparison to our competitors due to our significant debt levels. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

Continued pricing and other pressures from our customers may adversely affect our business.

Many of our customers, including automotive manufacturers and other industrial and commercial OEMs, have policies of seeking price reductions each year. Recently, many of the industries in which our products are sold have suffered from unfavorable pricing pressures in North America and Europe, which in turn has led manufacturers to seek price reductions from their suppliers. Our significant reliance on these industries subjects us to these and other similar pressures. While the precise effects of such instability on the industries in which we operate are difficult to determine, price reductions could impact our sales and profit margins. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly domestic automotive manufactures, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable.

We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses.

We generated approximately 51 percent of our net revenue for fiscal year 2007 outside the Americas, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.

A portion of our revenues and expenses and receivables and payables are denominated in currencies other than U.S. dollars. We are therefore subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. In our consolidated and combined financial statements, we remeasure certain local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period (for purposes of reporting statements of operations data) or the exchange rate at the end of that period (for purposes of reporting balance sheet data). During times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

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

Our ability to generate revenues from sensors and controls subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. As a result, in some cases we have no remedy if a customer chooses to purchase less than we expect, while in other cases customers do make minimum volume commitments to us, but our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products the customer does purchase from us or renegotiating other contract terms and there is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances, subject in some cases to a “break-up” fee that helps us defray our initial investment. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from sensors and controls relating to existing customer awards or product development relationships may not result in firm orders from customers for the same amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes are significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers; however, for certain raw materials or components we may be dependent on sole source suppliers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third- party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of the production.

Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third-party manufacturers or changes in their financial or business condition which affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in the manufacture of our products, including silver, gold, copper, aluminum and nickel. While we generally purchase raw materials at spot prices (except where we have enforceable long-term supply contracts) and, while we have not historically hedged our exposure to price changes, we have begun to enter into hedges and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, the hedges might not qualify as an effective hedge in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. Accordingly, there could be significant volatility in the results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

Non-performance by our suppliers may adversely affect our operations.

Because we purchase various types of raw materials and component parts from suppliers, we may be materially and adversely affected by the failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective. As we continually review the performance and price competitiveness of our suppliers, we may occasionally seek to engage new suppliers with which we have little or no experience.

Labor disruptions or increased labor costs could adversely affect our business.

As of December 31, 2007, we had 9,324 employees, of whom approximately 17 percent were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Approximately 1,750 employees in certain foreign jurisdictions, including Holland and our manufacturing operations in Matamoros, Mexico, are covered under collective bargaining agreements. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

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

Continued compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) may be costly with no assurance of maintaining effective internal control over financial reporting.

We will likely continue to experience significant operating expenses in connection with maintaining our internal control environment and Section 404 compliance activities. In addition, if we are unable to effectively and efficiently maintain effective internal control over financial reporting, our operations may suffer and we may be unable to obtain an attestation on internal control from our independent registered public accounting firm when required under the Sarbanes-Oxley Act. This, in turn, could have a materially adverse impact on trading prices for our securities, including the Senior Notes and Senior Subordinated Notes (the “Notes”), and adversely affect our ability to access the capital markets.

We may not be able to protect our intellectual property, including our proprietary technology and the Klixon®, Airpax®, Arc Shield™ and Dimensions® brands.

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

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information, as well as brand names such as the Klixon®, Airpax®, Arc Shield™ and Dimensions® brands under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

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

Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State or the U.S. Department of Commerce.

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

Integration of acquired companies and any future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

We have grown and in the future we intend to grow by making acquisitions or entering into joint ventures or similar arrangements. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities, including those which may occur in the future, entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.

Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of cash flow required to service such indebtedness. If conditions in the credit markets remain tight, the availability of debt to finance future acquisitions will be restricted and our ability to make future acquisitions will be limited.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets were approximately $2.7 billion as of December 31, 2007, or 77 percent of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.6 billion as of December 31, 2007, or 44 percent of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the date of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. We are subject to financial statement risk in the event that goodwill or other identifiable assets become impaired.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under the credit agreement governing our Senior Secured Credit Facility and the indentures governing the Notes limit our ability and the ability of our present and future Restricted Subsidiaries to incur additional indebtedness, the terms of the Senior Secured Credit Facility and the indentures permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of December 31, 2007, we had $121.6 million available for additional borrowing under our revolving credit facility. In addition, neither the Senior Secured Credit Facility nor the indentures prevent us from incurring obligations that do not constitute indebtedness as defined in those documents, or prevent our Unrestricted Subsidiaries from incurring any obligations. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase.

We may not be able to generate sufficient cash flows to meet our debt service obligations.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash from our future operations. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness, including the Notes, or to fund our other liquidity needs, including capital expenditure requirements. We cannot guarantee that we will be able to obtain enough capital to service our debt and fund our planned capital expenditures and business plan. If we complete additional acquisitions, our debt service requirements could also increase. For the year ended December 31, 2007 our cash flow from operations was $155.3 million. During the last five years, our cash flow from operations has never exceeded $173.3 million. See Item 6, “Selected Financial Data.” A substantial portion of our indebtedness bears interest at variable rates, and therefore if interest rates increase, our debt service requirements will increase. We may need to refinance or restructure all or a portion of our indebtedness, including the Notes, on or before maturity. We may not be able to refinance any of our indebtedness, including our Senior Secured Credit Facility and the Notes, on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets, seeking additional equity investments or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances, any of which could have a material adverse effect on our operations. Additionally, we may not be able to effect such actions, if necessary, on commercially reasonable terms, or at all.

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

In addition, our Senior Secured Credit Facility includes other and more restrictive covenants and restricts our ability to prepay our other indebtedness, including the Notes, while borrowings under our Senior Secured Credit Facility remain outstanding. The Senior Secured Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios. Our ability to comply with these ratios may be affected by events beyond our control.

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

Our Senior Secured Credit Facility requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other costs) and a minimum ratio of Adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, our Senior Secured Credit Facility and the indentures governing the Notes require us to comply with various operational and other covenants. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings under our outstanding debt instruments, either upon maturity or if accelerated upon an event of default.

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

Our historical financial information for each of the Predecessor periods included in this filing have been derived from the consolidated financial statements of TI, which owned our business during each of the Predecessor periods. This financial information relies on assumptions and estimates that relate to the ownership of our business by TI and, as a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future, because:

•	costs reflected in this filing may differ from the costs we would have incurred had we operated as an independent, stand-alone entity for all the periods presented;

•	we have made certain adjustments and allocations since TI did not account for us as, and we were not operated as, a single, stand-alone business for the periods presented; and

•	the information does not reflect certain changes that have occurred in our operations as a result of our separation from TI.

Accordingly, our historical results of operations may not be indicative of our future operating or financial performance.

We may experience difficulties operating the new systems and arrangements implemented to become a stand-alone company.

We historically operated as part of TI, which provided us with many services required by us for the operation of our business. TI was contractually obligated to provide us with certain transitional services. As these agreements expired, we were required to perform these services ourselves or to arrange substitute services from others. If the steps we have taken and arrangements we have made to build-out the corporate infrastructure necessary to operate as a stand-alone company are not effective and/or we fail to implement them in an efficient and effective manner, our business, financial condition and results of operations could be adversely affected.

We may not be able to raise additional funds when needed for our business or to exploit opportunities.

Prior to the consummation of the Transaction, our primary sources of financing were from TI. TI no longer has any obligation to provide any additional financing to us and we no longer have access to the borrowing capacity, cash flow or assets of TI. Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets we participate in. We may need to raise additional funds to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of debt would result in increased expenses and could include covenants that would further restrict our operations. If the credit markets remain tight, we may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

We incur increased costs as a result of being a stand-alone company.

As a stand-alone company, we incur legal, accounting and other expenses that we did not incur as a wholly owned subsidiary of TI, including costs associated with the periodic reporting requirements applicable to a company whose securities are registered under the Securities Exchange Act of 1934 (“Exchange Act”), requirements under the Sarbanes-Oxley Act of 2002, and other rules implemented recently by the SEC. These rules and regulations have significantly increased our legal and financial compliance costs and made some activities more time consuming and costly. During the Predecessor periods, TI allocated expenses and other centralized operating costs to the S&C Business. The allocated costs included in our historical financial statements for the Predecessor periods could differ from amounts that would have been incurred by us if we operated on a stand-alone basis and are not necessarily indicative of costs to be incurred in the future. To the extent that these expenses exceed our estimates, our liquidity and results of operations may be adversely affected.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	competition in our markets;

•	fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls;

•	continued pricing and other pressures from our customers;

•	our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards;

•	our ability to develop and implement technology in our product lines;

•	our ability to protect our intellectual property and know-how;

•	our exposure to claims that our products or processes infringe on the intellectual property rights of others;

•	general economic, political, business and market risks associated with our non-U.S. operations;

•	fluctuations in foreign currency exchange and interest rates;

•	fluctuations in the cost and/or availability of manufactured components and raw materials;

•	non-performance by our suppliers;

•	the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws;

•	litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us;

•	labor costs and disputes;

•	our dependence on third parties for certain transportation, warehousing and logistics services;

•	our ability to attract and retain key personnel;

•	material disruptions at any of our manufacturing facilities;

•	risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies;

•	the possibility that our controlling shareholder’s interests will conflict with ours or yours;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	risks associated with maintaining internal control over financial reporting in compliance with Section 404; and

•	our ability to operate as a stand-alone company, including our ability to raise additional funds when needed.

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

We occupy 13 principal manufacturing facilities and business centers totaling approximately 2,130,000 square feet, with the majority devoted to research and development, manufacturing and assembly. Of our principal facilities, approximately 1,319,000 square feet are owned and approximately 811,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current and planned operational requirements. We lease approximately 430,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The following table lists the location of our principal executive and operating facilities. Substantially all of our properties and equipment are subject to a lien under our Senior Secured Credit Facility. See the Notes to Consolidated and Combined Financial Statements.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	430,000
Aguascalientes, Mexico	Sensors and Controls	Owned	375,000
Campinas, Brazil	Controls	Leased	67,000
Almelo, Holland	Sensors and Controls	Owned	100,000
Oyama, Japan	Sensors and Controls	Owned	74,000
Jincheon, South Korea	Controls	Owned	133,000
Baoying, China	Controls	Owned	167,000
Changzhou, China	Sensors and Controls	Leased	253,000
Kuala Lumpur, Malaysia	Sensors	Owned	105,000
Standish, Maine	Sensors and Controls	Owned	122,000
Haina, Dominican Republic	Sensors and Controls	Leased	61,000
Cambridge, Maryland	Controls	Owned	157,000
Matamoros, Mexico	Controls	Owned	86,000

Leases covering our currently occupied lease facilities expire at varying dates generally within the next seven to ten years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased facilities with equivalent facilities. A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to Item 103, Regulation S-K, instruction 2, we provide information on the legal proceedings described below. Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. Information on other legal proceedings is included in Note 16 of our Notes to Consolidated and Combined Financial Statements.

As of December 31, 2007, we are party to 48 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch we manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately ten million vehicles, containing this cruise control deactivation system and our switch. In 2001, we received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that we rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not our switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues and expressed concern regarding durability of our switch. We have included a reserve in our financial statements in relation to these third party actions in the amount of $1.7 million as of December 31, 2007. There can be no assurance that this reserve will be sufficient to cover the extent of our potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition.

In September 2005, a significant customer filed a lawsuit against us alleging defects in certain of our products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to dismiss the lawsuit without prejudice. The customer may refile as the agreement continues to toll the statute of limitations until the earlier of (1) January 15, 2009 or (2) the ninety-first day following proper notice of termination by any party under an agreement. During 2007, we held discussions with the customer and anticipate that discussions with the customer will continue during 2008. Although we have paid the customer for certain costs associated with third party claims, external engineering costs, and service parts and may do so in the future, we believe that any such payments related to these costs would not have a material adverse effect on our financial condition.

In connection with the alleged defect, the customer has made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007, the customer informed us that the CPSC has closed the file on the matter and would not require any corrective action. The customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators. Despite this recent development, the outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

TI has agreed to indemnify us for certain claims and litigation, including the matters described above. With regard to these matters, and certain other matters, TI is not required to indemnify us for claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify us for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million.

The Internal Revenue Code requires that companies disclose in their Form 10-K whether they have been required to pay penalties to the Internal Revenue Service (“IRS”) for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during fiscal year 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of February 4, 2008.

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

We have derived the Selected Consolidated and Combined Statement of Operations and Other Financial Data for the years ended December 31, 2005, the periods January 1, 2006 to April 26, 2006 and April 27, 2006 (inception) to December 31, 2006 and for the year ended December 31, 2007 and the Selected Consolidated Balance Sheet Data as of December 31, 2006 and 2007 from the audited Consolidated and Combined Financial Statements included elsewhere in this annual report. We have derived the Selected Combined Statement of Operations and Other Financial Data for the year ended December 31, 2003 and 2004 and the Combined Balance Sheet Data as of December 31, 2004 and 2005 from the audited Combined Financial Statements not included in this annual report. We have derived the Selected Combined Balance Sheet Data as of December 31, 2003 from our unaudited Combined Financial Statements which are not included in this report.

You should read the following information in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated and Combined Financial Statements and accompanying notes thereto included elsewhere in this annual report.

	Predecessor (combined)				Sensata Technologies B.V. (consolidated)
(Amounts in thousands)	Year ended December 31,			January 1 - April 26, 2006	April 27 - December 31, 2006	Year ended December 31, 2007
	2003	2004	2005
Statement of Operations Data:
Net revenue	$928,449	$1,028,648	$1,060,671	$375,600	$798,507	$1,404,013
Operating costs and expenses:
Cost of revenue(1)	614,671	657,739	701,479	255,456	538,867	956,333
Research and development	28,046	35,274	32,176	8,802	21,051	45,062
Acquired in-process research and development	—	—	—	—	—	5,700
Selling, general and administrative(1)	95,634	101,920	102,104	39,780	175,107	292,862

Total operating costs and expenses	738,351	794,933	835,759	304,038	735,025	1,299,957

Profit from operations	190,098	233,715	224,912	71,562	63,482	104,056
Interest expense, net	—	—	(105)	(511)	(163,593)	(188,587)
Currency translation (loss)/gain and other, net(2)	774	1,731	—	115	(63,633)	(105,474)

Income (loss) before income taxes	190,872	235,446	224,807	71,166	(163,744)	(190,005)
Provision for income taxes	66,679	83,381	81,390	25,796	48,560	62,504

Net income (loss)	$124,193	$152,065	$143,417	$45,370	$(212,304)	$(252,509)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$153,025	$145,127	$173,276	$40,599	$129,906	$155,278
Investing activities	(25,256)	(23,280)	(56,505)	(16,705)	(3,142,543)	(355,710)
Financing activities	(127,769)	(121,847)	(116,771)	(23,894)	3,097,390	175,736
Capital expenditures(3)	25,256	37,887	42,218	16,705	29,630	66,749
EBITDA(4)	228,084	267,905	256,070	81,286	111,037	187,964

	Predecessor (combined)			Sensata Technologies B.V. (consolidated)
(Amounts in thousands)	As of December 31,			As of December 31,
	2003	2004	2005	2006	2007
	(unaudited)
Balance Sheet Data:
Working capital(5)	$126,811	$163,015	$167,018	$221,509	$179,969
Total assets	400,657	442,518	504,297	3,372,292	3,555,491
Total debt, including capital lease obligation	—	—	31,165	2,272,633	2,562,480
TI’s net investment/shareholder’s equity	295,849	326,127	355,673	824,632	566,321

(1)	Cost of revenue includes $32.5 million, $15.1 million, $19.5 million and $2.4 million and selling, general and administrative expense includes $4.9 million, $1.2 million, $3.5 million and $0 million for the years ended December 31, 2003, 2004, 2005 and the period January 1, 2006 to April 26, 2006, respectively, related to severance and accelerated depreciation associated with moving certain of our production lines from Attleboro, Massachusetts and Almelo, Holland to other facilities in order to be geographically closer to customers and their markets and to reduce manufacturing costs. There were no expenses related to these plans during the period from April 27, 2006 to December 31, 2006 or for the year ended December 31, 2007.
(2)	Currency translation (loss)/gain and other, net in the period from April 27, 2006 to December 31, 2006 primarily includes currency translation loss associated with Euro denominated debt and the Deferred Payment Certificates (“DPCs”) of $65.5 million. Currency translation (loss)/gain and other, net for the year ended December 31, 2007 primarily includes currency translation loss associated with the Euro denominated debt of $111.9 million.
(3)	Excludes non-cash capital expenditures, financed through a capital lease, of $31.2 million for the year ended December 31, 2005.

(4)	EBITDA (earnings before interest, taxes, depreciation and amortization) is considered a non-GAAP financial measure. We believe that EBITDA provides investors with helpful information with respect to our operations and cash flows. We included EBITDA to provide additional information with respect to our ability to meet our future debt service, capital expenditures and working capital requirements. EBITDA is also used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance to that of our peers. The use of EBITDA has limitations and you should not consider EBITDA in isolation from or as an alternative to GAAP measures such as net income, cash flows from operating activities and consolidated income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity.

The following unaudited table summarizes the calculation of EBITDA and provides a reconciliation to net income (loss), the most directly comparable financial measure presented in accordance with GAAP, for the periods presented:

	Predecessor (combined)				Sensata Technologies B.V. (consolidated)
	Years ended December 31,			January 1 - April 26, 2006	April 27 - December 31, 2006	Year ended December 31, 2007
	2003	2004	2005
Net income (loss)	$124,193	$152,065	$143,417	$45,370	$(212,304)	$(252,509)
Provision for income taxes	66,679	83,381	81,390	25,796	48,560	62,504
Interest expense, net	—	—	105	511	163,593	188,587
Depreciation and amortization	37,212	32,459	31,158	9,609	111,188	189,382

EBITDA	$228,084	$267,905	$256,070	$81,286	$111,037	$187,964

(5)	We define working capital as current assets less current liabilities. Prior to the Acquisition, we participated in TI’s centralized system for cash management, under which our cash flows were transferred to TI on a regular basis and netted against TI’s net investment account. Consequently, none of TI’s cash, cash equivalents, debt or interest expense has been allocated to our business in the Predecessor historical combined financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We design, manufacture and market a wide range of customized, highly-engineered sensors and controls. We operate as two global business segments: sensors and controls. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. Our sensors business is a leading manufacturer of a variety of sensors used in automotive, commercial and industrial products. Our sensors products include pressure sensors and switches, as well as position, force and acceleration sensors. Our controls business is a leading manufacturer of a variety of engineered controls used in the industrial, aerospace, military, commercial, telecommunications and residential markets. Our controls products include motor and compressor protectors, HVAC controls, circuit breakers, precision switches and thermostats, arc-fault circuit protectors, power inverters and semiconductor burn-in test sockets. We market our controls products primarily under the Klixon®, Airpax® and Dimensions® brands.

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

While the factors described above impact net revenues in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, see Item 1A, “Risk Factors.”

Sensors Products. Our sensors business serves multiple applications in various end-markets including automotive, HVAC, industrial and commercial. Revenue from the global automotive end-market, which includes applications in engine, air-conditioning and ride stabilization, has grown in recent years and is driven by three main forces. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth, despite volatility within particular regions, including North America. While specific countries or regions have experienced volatility, on a global basis the automotive market has seen overall steady unit increases for many years. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new applications. For example, a government mandate for “smart airbags” has increased the demand for occupant weight sensors, which facilitate the safe deployment of airbags regardless of whether an adult or a child occupies the seat. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-price electronic solid-state sensors.

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

Controls Products. Our controls business sells four main types of products – motor controls, circuit breakers, interconnection products and power inverters – which serve a variety of end-markets and applications.

Motor controls products revenue has grown in recent years, due largely to unit growth in key applications through new product offerings and acquisitions, offset by moderate price reductions implemented due to productivity improvements from our best-cost sourcing and best-cost manufacturing initiatives. Factors driven by changes in global climates in addition to economic conditions which impact housing starts and available consumer spending directly impact global demand, market share and sales volume.

Circuit breakers are sold primarily into aerospace, telecommunications and defense markets. Revenue and volume has increased in recent years, largely due to demand for commercial aircraft, continued high levels of U.S. defense spending, and acquisitions. In addition, we have experienced solid demand due to strong order books at The Boeing Company and Airbus S.A.S., combined with strong demand from business jet manufacturers.

Interconnection product sales, primarily in form of BITS, are sold to the semiconductor industry. Sales volume depends upon the level of investment in test equipment, primarily in the memory and logic market which require burn-in.

Power inverter products are used to power appliances primarily in utility / service trucks and recreational vehicles, and provide power backup for critical applications such as traffic light signals and business / computer systems. Demand for these products is driven by economic development, as well as growing concern for clean energy to replace generators, all of which generate demand for both portable and stationary power.

Cost of Revenue

We manufacture the majority of our products, and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•

Production Materials Costs. A portion of our production materials contains metals such as copper and aluminum, and precious metals such as gold and silver and the costs of these materials may vary with underlying metals pricing. We purchase much of the materials used in production on a global best cost basis, but we are still impacted by global and local market conditions. In aggregate, costs of production materials accounted for approximately 58 percent of our cost of revenue during 2005, 59 percent during the period January 1, 2006 to April 26, 2006, 54 percent during the period April 27, 2006 to December 31, 2006 and 57 percent during fiscal year 2007.

•

Employee Costs. These employee costs include the salary costs and benefit charges for employees involved in our manufacturing operations. These costs generally increase on an aggregate basis as sales and production volumes increase, and may decline as a percent of net revenue as a result of economies of scale associated with higher production volumes. We rely heavily on contract workers in certain geographies.

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

•

product life cycles, as we typically incur higher cost of revenue associated with manufacturing over-capacity during the initial stages of product launches and when we are phasing out discontinued products;

•	the turn-around effect of the inventory step-up to fair value associated with acquisitions;

•	the depreciation expense resulting from the adjustment of property, plant and equipment to fair value associated with acquisitions; and

•	changes in the price of raw materials, including certain metals.

Research and Development

Research and development expenses consist of costs related to direct product design, development and process engineering. The level of research and development expense is related to the number of products in development, the stage of development process, complexity of the underlying technology, potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate over longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

•	engineering core technology platforms to specific applications; and

•	improving functionality of existing products.

Costs related to minor modification of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in research and development expense.

Selling, General and Administrative

Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•

salary and benefit costs for sales personnel and administrative staff, which typically account for approximately 60 percent of total selling, general and administrative expense excluding amortization of intangibles and transition costs. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Aggregate expenses relating to our administrative staff are generally less influenced by changes in sales volumes;

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics and information systems and legal and accounting services;

•	general advertising expense;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	amortization expense of intangible assets.

Changes in selling, general and administrative expenses as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our sales and marketing expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to allowance for doubtful accounts; and

•	the amortization expense resulting from the recognition of intangible assets associated with acquisitions.

Depreciation and Amortization Expense

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Property, plant and equipment acquired through the acquisitions of the Sensata, FTAS and Airpax businesses were “stepped-up” to fair value. The amount of the step-up to fair value associated with the Sensata Acquisition, the FTAS Acquisition and the Airpax Acquisition totaled $57.8 million, $2.0 million and $5.1 million, respectively.

Depreciation expense was $58.3 million for fiscal year 2007, $28.4 million for the period April 27, 2006 to December 31, 2006, $8.5 million for the period January 1, 2006 to April 26, 2006 and $28.7 million for fiscal year 2005. Prior to January 1, 2006, the Company depreciated its property, plant and equipment primarily on the 150 percent declining balance method. Effective January 1, 2006, the S&C Business adopted the straight-line method of depreciation for all property, plant and equipment.

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

Interest Expense, Net

Interest expense, net of $188.6 million, $163.6 million, $511 thousand and $105 thousand has been recorded for fiscal year 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005, respectively. As a result of the Transaction, we are a highly leveraged company and our interest expense has increased significantly in the periods following the consummation of the Transaction. See the “Increased Leverage” section and Note 10 to our Consolidated and Combined Financial Statements for more information regarding the interest expense.

Currency Translation (Loss)/Gain and Other

We continue to derive a significant portion of our revenue in markets outside of the United States, primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the Consolidated and Combined Statements of Operations. Currency translation (loss)/gain and other also includes gains and losses recognized on our derivatives used to hedge commodity prices and gains and losses on disposition of property, plant and equipment. We have recorded currency (losses) gains and other of $(105.5) million, $(63.6) million, $115 thousand and $0 for fiscal year 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005, respectively.

Provision for Income Taxes

For the Predecessor periods, our operations were included in the consolidated U.S. federal income tax return and certain foreign income tax returns of TI. The income tax provisions and related deferred tax assets and liabilities for the Predecessor periods have been determined as if we were a separate taxpayer. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

The companies comprising the Sensata group are subject to income tax in the various jurisdictions in which they operate. While the extent of our future tax liability is uncertain, the purchase accounting of the Sensata Acquisition, FTAS Acquisition, SMaL Acquisition and Airpax Acquisition, the new debt and equity capitalization of the various group members and the realignment of the functions performed and risks assumed by the various group members are among the factors that will determine the future book and taxable income of the respective group members and the Sensata group as a whole.

In July 2006 the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $664 thousand in the liability for unrecognized tax benefits and $5 thousand of related interest and penalties, the total of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. We also recorded $7,832 thousand of unrecognized tax benefits relating to income tax uncertainties acquired in purchase business combinations. The total liability for unrecognized tax benefits was $8,496 thousand at January 1, 2007. We recorded an increase to our unrecognized tax benefits of $1,525 thousand for the fiscal year ended December 31, 2007.

Effects of the Transaction

Purchase Agreement

On April 27, 2006, S&C Purchase Corp., a company owned by affiliates of Bain Capital, completed the acquisition of the S&C business from TI for an aggregate purchase price of approximately $3.0 billion plus fees and expenses. The acquisition of the S&C Business was effected through a number of our subsidiaries that collectively acquired the assets and assumed the liabilities being transferred. The acquisition structure resulted in significant tax amortization, which will reduce our overall cash tax expense compared to historical periods. We also entered into a transition services agreement pursuant to which we and TI agreed to provide various services to each other in the area of facilities related services, finance and accounting, human resources, information technology system services, warehousing and logistics and records retention and storage. As of December 31, 2007 we were no longer relying on these services from TI, with the exception of a minor amount of information technology services. The fees for these services were equivalent to the provider’s cost. S&C Purchase Corp.’s rights, duties and obligations under the Purchase Agreement and other documents related to the Transaction were subsequently assigned in full to Sensata.

Shareholder’s Equity

In connection with the Acquisition, we issued 180 ordinary shares with a par value of Euro 100 per share. We are authorized to issue up to 900 shares. Upon the close of the Sensata Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Company S.C.A. Sensata Investment Company S.C.A. contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to Sensata and in exchange received 180 Ordinary Shares, Euro 100 nominal value per share, and Euro 616,909 thousand of DPCs. The DPCs were legally issued as debt and provided the holder with a 14 percent yield on the principal amount. As a result, the DPCs were classified as long-term debt as of April 27, 2006 and the accrued yield was recognized as interest expense. In addition, the DPCs and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss. For the period April 27, 2006 to September 21, 2006, we recorded DPC-related interest expense of $44,581 thousand and foreign currency loss on remeasurement of the DPCs and accrued yield of $13,442 thousand.

On September 21, 2006, we legally retired the DPCs effective as of April 27, 2006, and restructured them as Additional paid-in capital, the original intended investment classification. Under U.S. GAAP, the DPCs were classified as debt until the date of the modification of the instrument. Therefore, effective September 21, 2006, the principal amounts of $768,298 thousand, for the DPCs and their accrued interest $44,581 thousand, including foreign currency exchange losses of $13,442 thousand, were reclassified into equity as Additional paid-in capital.

On September 29, 2006, we modified our share-based payment plans in order to achieve equity classification of the awards. The amount reclassified into equity as additional paid-in capital due to this modification was $750 thousand.

Waiver In Connection with Senior Secured Credit Facility

On September 29, 2006, we executed, with our lenders, a letter amendment and waiver to the Senior Secured Credit Facility (the “Waiver”), whereby the lenders agreed to waive compliance with certain requirements of the Senior Secured Credit Facility. Under the terms of the Waiver, the lenders agreed that for the purposes of computing any of our financial covenants, all DPCs issued by us would be classified as Additional paid-in capital for all periods.

In addition, the lenders agreed to waive any event of default arising from our failure to deliver to the lenders, within the deadline set forth in the Senior Secured Credit Facility, our financial statements and compliance certificate for the quarter ended June 30, 2006. In connection with this Waiver, we incurred a fee of $0.7 million, which is included in interest expense during the period from April 27, 2006 to December 31, 2006.

Purchase Accounting

We accounted for the acquisition of the S&C business using the purchase method of accounting. As a result, the purchase price for the S&C business of approximately $3.0 billion, plus fees and expenses, has been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of the Acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense relating to our acquired intangible assets and property, plant and equipment. In addition to the increase in the carrying value of property, plant and equipment, we extended the remaining depreciable lives of property, plant and equipment to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory. See the consolidated and combined financial statements and the accompanying notes included in this report.

Increased Leverage

As a result of the Transaction, we are a highly leveraged company and our interest expense has increased significantly in the periods following the consummation of the Transaction. In addition, a portion of our debt and the related interest is denominated in Euros, subjecting us to changes in foreign currency rates. Further, a portion of our debt has a variable interest rate. We have entered into certain interest rate swaps and interest rate collars to hedge the effect of variable interest rates. See Item 7A, “Quantitative and Qualitative Disclosures about Market Risk—Interest Rate Risk” for more information regarding our hedging activities. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the payment of our debt service, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. See Item 1A, “Risk Factors.”

The following table outlines the effects of our increased leverage in our statement of operations for fiscal year 2007.

Description	Balance as of December 31, 2007	Interest Expense, Net Fiscal Year 2007	Weighted Average Annual Interest Rate
(Amounts in thousands)
Senior secured term loan facility (denominated in US dollars)	$935,750	$67,312	7.05%
Senior secured term loan facility (Euro 392.4 million)	577,804	33,573	6.08%
Senior subordinated term loan (Euro 141.0 million)	207,623	7,835	8.89%
Revolving credit facility	—	—
Senior Notes (denominated in US dollars)	450,000	36,000	8.00%
Senior Subordinated Notes (Euro 245.0 million)	360,763	30,372	9.00%
Capital lease obligations	30,540	2,776	9.00%
Amortization of financing costs	—	9,640
Bank fees and other	—	3,653

Total	$2,562,480	$191,161

Stand-alone Company

For periods before the Acquisition, we operated as a business segment of TI and not as a stand-alone company. The historical carve-out financial statements included in this document were derived from the historical consolidated financial statements of TI using the historical results of operations and the historical basis of assets and liabilities of TI’s S&C business segment, excluding the radio frequency identification systems (RFID) business unit, which had been operated as part of that segment, and which was not sold in connection with the Transaction. The historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of TI for the periods presented, and may not be indicative of our future results of operations, financial position and cash flows. See our consolidated and combined financial statements and accompanying notes for more information.

TI has historically provided various services to the S&C business, including cash management, facilities management, information technology, finance and accounting, tax, legal, human resources, data processing, security, payroll, employee benefit administration, insurance administration and telecommunications. The costs of these services and the costs associated with employee benefit plans, information technology and facilities shared with TI have been allocated to the S&C business in the combined financial statements included in this report and amounted to $42.1 million and $14.0 million for the year ended December 31, 2005 and the period January 1, 2006 to April 26, 2006, respectively. These expenses and all other centralized operating costs were allocated first on the basis of direct usage when identifiable, with the remainder being allocated among TI’s businesses units on the basis of their respective revenue, headcount or other measures. We believe these allocations are a reasonable reflection of the use of these services from TI. The allocated costs included in our combined financial statements could differ from amounts that would have been incurred by us if we operated on a stand-alone basis, and are not necessarily indicative of costs to be incurred in the future. See Note 15 to our Consolidated and Combined Financial Statements for information regarding the historical allocations.

During each of the Predecessor periods presented, we participated in TI’s centralized cash management system. Cash receipts attributable to our operations were collected by TI and cash disbursements were funded by TI. Cash advances necessary to fund our major improvements to and replacements of property, acquisitions and expansion, to the extent not provided through internally generated funds, were provided by TI’s cash or funded with a capital lease. As a result, none of TI’s cash, cash equivalents, debt or interest expense (other than our capital lease obligation) has been allocated to the consolidated and combined financial statements of the S&C business.

Results of Operations

The following table sets forth our historical results of operations in millions of dollars and as a percent of net revenue. The data for fiscal year 2007, the period from April 27, 2006 (inception) to December 31, 2006, the period from January 1, 2006 to April 26, 2006 and fiscal year 2005 have been derived from our financial statements included within this report. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to this rounding effect.

(Amounts in millions)	Sensata Technologies B.V.				Predecessor
	Year Ended December 31, 2007		April 27 (inception) to December 31, 2006		January 1 to April 26, 2006		Year Ended December 31, 2005
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue
Sensors segment	$874.4	62.3%	$496.3	62.2%	$223.3	59.4%	$617.3	58.2%
Controls segment	529.6	37.7	302.2	37.8	152.3	40.6	443.4	41.8

Net revenue	1,404.0	100.0	798.5	100.0	375.6	100.0	1,060.7	100.0
Operating expenses:
Cost of revenue	956.3	68.1	538.9	67.5	255.5	68.0	701.5	66.1
Research & development	45.1	3.2	21.1	2.6	8.8	2.3	32.2	3.0
Acquired in-process research and development	5.7	0.4	—	—	—	—	—	—
Selling, general and administrative	292.9	20.9	175.1	21.9	39.8	10.6	102.1	9.6

Total operating expenses	1,300.0	92.6	735.0	92.0	304.0	80.9	835.8	78.8
Profit from operations	104.1	7.4	63.5	8.0	71.6	19.1	224.9	21.2
Interest expense, net	(188.6)	(13.4)	(163.6)	(20.5)	(0.5)	(0.1)	(0.1)	—
Currency translation (loss) gain and other	(105.5)	(7.5)	(63.6)	(8.0)	0.1	—	—	—

(Loss) income before income taxes	(190.0)	(13.5)	(163.7)	(20.5)	71.2	18.9	224.8	21.2
Provision for income taxes	62.5	4.5	48.6	6.1	25.8	6.9	81.4	7.7

Net (loss) income	$(252.5)	(18.0)%	$(212.3)	(26.6)%	$45.4	12.1%	$143.4	13.5%

Year Ended December 31, 2007 (“fiscal year 2007”) Compared to the Periods April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006

Net revenue. Net revenue for the fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $1,404.0 million, $798.5 million and $375.6 million, respectively. Net revenue increased compared to the prior periods presented due to an increase in unit volumes, primarily in the sensors business segment, the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates. This increase in net revenue was partially offset by pricing declines that are customary in our industry. Net revenue for fiscal year 2007 and the period April 27, 2006 to December 31, 2006 excluding the impact of the FTAS and Airpax Acquisitions, would have been $1,271.6 million and $797.2 million, respectively.

Sensors business segment net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $874.4 million, $496.3 million and $223.3 million, respectively. Sensor net revenue increased compared to the prior periods presented due to an increase in unit volumes, the acquisition of FTAS and favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was partially offset by a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. We continue to experience growth in unit volumes in these product lines for a number of reasons including the growth in sensor content within automobiles, our ability to provide a broad range of attractive product offerings to our customers, and the strength in our long-standing customer relationships. Net revenue increased in each of our major geographic areas, including the Americas, Europe and Asia Pacific. Net revenue in the sensors business segment for fiscal year 2007 and the period April 27, 2006 to December 31, 2006, excluding the FTAS Acquisition would have been $833.9 million and $495.5 million, respectively.

Controls business segment net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $529.6 million, $302.2 million and $152.3 million, respectively. Controls net revenue increased compared to the prior periods presented including due to the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was offset by a decrease in unit volumes and a reduction in pricing. We believe the decrease in unit volumes was due primarily to the overall softness in certain of our end markets, primarily the U.S. housing market, and the competitive environment surrounding the interconnection business. The decline in controls net revenue was most significant in the Americas, which was impacted by the decline in the U.S. housing market. Net revenue in the controls business segment for fiscal year 2007 and the period April 27, 2006 to December 31, 2006, excluding the FTAS and Airpax Acquisitions, would have been $437.7 million and $301.7 million, respectively.

Cost of revenue. Cost of revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $956.3 million, $538.9 million and $255.5 million, respectively. Cost of revenue increased compared to the prior periods presented primarily due to the acquisitions of FTAS and Airpax, the additional depreciation expense primarily associated with the step-up in fair value of acquired property, plant and equipment, the increase in unit volumes sold and the costs associated with voluntary early retirement programs, offset by a decrease in inventory step-up costs. Depreciation expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $58.3 million, $28.4 million and $8.5 million, respectively. For the fiscal year 2007 and the period April 27, 2006 to December 31, 2006, $55.8 million and $27.2 million, respectively, of total depreciation expense incurred was included in cost of revenue. During fiscal year 2007, we implemented voluntary early retirement programs in our foreign operations. These programs offered eligible employees special termination benefits in exchange for their early retirement from the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007. We recognized a total charge of $5.2 million, of which $4.8 million was recorded in cost of revenue and $0.4 million was recorded in selling, general and administrative expenses. The increase in cost of revenues was partially offset by a reduction in the charges associated with the turnaround effect of the step-up in fair value of inventory. During fiscal year 2007 and the period April 27, 2006 to December 31, 2006, we recognized charges of $4.5 million and $25.0 million, respectively, associated with the step-up in fair value of inventory. The increase in cost of revenues was also partially offset by cost savings from our best-cost sourcing and best-cost producing initiatives.

Cost of revenue as a percentage of net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was 68.1 percent, 67.5 percent and 68.0 percent, respectively. As a percentage of net revenue, cost of revenue increased compared to the prior periods presented due primarily to the additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment, the additions of the FTAS and Airpax businesses (which have a higher cost of revenue as a percentage of net revenue compared to the existing S&C business) and the charges for the voluntary early retirement program. The increase in cost of revenue as a percentage of net revenue was partially offset by the reduction in the charges associated with the turnaround effect of the step-up in fair value of inventory, the leverage effect of higher sales on a fixed manufacturing cost base, and the effect of our best-cost sourcing and best-cost producing initiatives.

Research & development expense. Research and development (“R&D”) expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $45.1 million, $21.1 million and $8.8 million, respectively. R&D expense as a percentage of net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 were 3.2%, 2.6% and 2.3%, respectively. R&D expense and R&D expense as a percentage of net revenue increased compared to the prior periods presented primarily due to our continued focus on development activities to accelerate long-term revenue growth.

Acquired in-process research & development expense. Acquired in-process research and development expense for fiscal year 2007 was $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), our primary U.S. operating subsidiary, acquired SMaL for $11.4 million plus fees and expenses. We allocated $5.7 million of the purchase price to acquired in-process research and development projects. There was no acquired in-process research and development expenses during the periods April 27, 2006 to December 31, 2006 or January 1, 2006 to April 26, 2006.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $292.9 million, $175.1 million and $39.8 million, respectively. SG&A expense increased primarily due to additional amortization expense associated with the intangible assets acquired through the Sensata Acquisition, FTAS Acquisition and Airpax Acquisition, additional SG&A expense associated with the increase in general and administrative costs and an increase in our allowance for doubtful accounts. Amortization expense for the fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $131.1 million, $82.7 million and $1.1 million, respectively. The increase in the general and administrative costs reflects the increase in headcount during fiscal year 2007 associated with building an infrastructure to support our business on a stand-alone basis. We believe this is largely complete. The increase in the allowance for doubtful accounts was due to one of our customers filing for liquidation as well as recurring provisions for estimated bad debts, returns and price adjustments.

SG&A expense as a percentage of net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was 20.9 percent, 21.9 percent and 10.6 percent, respectively. As a percentage of net revenue, SG&A expense for fiscal year 2007 increased compared to the (combined) periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 for the reasons described above for the increase in selling, general and administrative expense.

Interest expense, net. Interest expense, net for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $188.6 million, $163.6 million and $0.5 million, respectively. Interest expense, net for fiscal year 2007 consists primarily of interest expense of $175.1 million on the outstanding debt, amortization of deferred financing costs of $9.6 million and interest associated with our capital lease obligation of $2.8 million. Interest expense, net for the period April 27, 2006 to December 31, 2006 consists primarily of interest expense of $105.0 million on the outstanding debt, $44.6 million of interest expense associated with the DPCs, $6.8 million associated with the write-off of bridge financing fees and amortization of deferred financing costs of $4.8 million. Interest expense, net for the period January 1, 2006 to April 26, 2006 was not material.

Currency translation (loss) gain and other. Currency translation (loss) gain and other, net for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $(105.5) million, $(63.6) million and $0.1 million, respectively. The currency translation (loss) / gain and other for fiscal year 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $111.9 million and net currency gains due to the remeasurement of our net-monetary assets denominated in foreign currencies which totaled $6.9 million. The currency translation (loss) / gain and other for the period April 27, 2006 to December 31, 2006 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt and the Euro denominated liability associated with the DPCs which totaled $65.5 million and net currency gains due to the re-measurement of our net monetary assets denominated in foreign currencies which totaled $1.8 million.

Provision for income taxes. Provision for income taxes for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $62.5 million, $48.6 million and $25.8 million, respectively. Our tax provision for fiscal year 2007 and the period April 27, 2006 to December 31, 2006 consists of current tax expense, which primarily relates to our profitable operations in foreign tax jurisdictions and deferred tax expense, which primarily relates to amortization of tax deductible goodwill. The provision for income taxes for the period January 1, 2006 to April 26, 2006 was determined as if the S&C business was a separate tax payer.

Periods April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006 Compared to the Year Ended December 31, 2005 (“fiscal year 2005”)

Net revenue. Net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $798.5 million, $375.6 million and $1,060.7 million, respectively. Net revenues increased compared to fiscal year 2005 due to strength in core product offerings, primarily in the Sensors business, in all geographic locations. The controls business grew as well, primarily in Europe and Asia, but at a slower rate.

Sensors business segment net revenue for the periods April 27, 2006 to December 31, 2006, January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $496.3 million, $223.3 million and $617.3 million, respectively. sensors business segment net revenue increased compared to fiscal year 2005 due to strong growth in sensors core product offerings including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. Occupant weight sensors experienced its first full year of sales in 2006.

Controls business segment net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $302.2 million, $152.3 million and $443.4 million, respectively. The increase in controls business segment net revenue compared to fiscal year 2005 was due to growth in control products, including DC motor protectors, refrigeration and precision products, offset by a decline in net revenues in lighting and industrial products.

Cost of revenue. Cost of revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $538.9 million, $255.5 million and $701.5 million, respectively. Cost of revenues increased compared to fiscal year 2005 primarily due to overall growth in net revenue, the turn-around effect of the step-up of inventory of $25.0 million resulting from the Sensata and FTAS Acquisitions and the additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment related to the Sensata and FTAS Acquisitions.

Cost of revenue as a percentage of net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 was 67.5 percent, 68.0 percent and 66.1 percent, respectively. Cost of revenue as a percentage of net revenue for the period April 27, 2006 to December 31, 2006 and January 2006 to April 26, 2006 increased versus fiscal year 2005 due primarily to the turnaround effect of the step-up in inventory as discussed above.

Research & development expense. R&D expense for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $21.1 million, $8.8 million, and $32.2 million, respectively. R&D expense declined compared to fiscal year 2005 primarily due to the occupant weight sensor transitioning from the development stage in 2005 to the production stage in 2006 and many of the R&D development personnel were assigned to assist production in the transition, partially offset by additional R&D on other long term product opportunities in the fields of vision, positioning and flow.

Selling, general and administrative expense. SG&A expense for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $175.1 million, $39.8 million and $102.1 million, respectively. SG&A expense as a percentage of net revenue for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 were 21.9 percent, 10.6 percent and 9.6 percent, respectively. The increase in SG&A expense and SG&A expense as a percentage of net revenue during the period April 27, 2006 to December 31, 2006 was primarily due to amortization expense of $82.7 million associated with the definite-lived intangible assets and certain transition costs associated with becoming a stand-alone company. Transition expenses for the periods from April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 of $18.7 million and $4.1 million, respectively, were incurred for consultants, fees for designing changes in our accounting and human resource computer systems necessary for stand-alone operations, as well as our name change to Sensata and brand roll out advertising campaigns.

Interest expense, net. Interest expense, net for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 was $163.6 million, $0.5 million, and $0.1 million, respectively. The increase in Successor interest expense is primarily due to $118.7 million of interest expense, including amortization expense on the deferred financing costs, on the Company’s $2,272.6 million in debt and $44.6 million accrued interest on the $768.3 million Euro denominated DPCs issued in connection with the Acquisition and originally classified as debt on the Company’s balance sheet. On September 21, 2006, the DPCs were restructured to their original intended classification as equity with an effective date of April 27, 2006. However, for accounting purposes, the restructuring was recorded on September 21, 2006 and as such the DPCs interest expense is recorded in earnings for the period from April 27, 2006 to September 21, 2006. Under U.S. GAAP, the DPCs are classified as debt until the date of the restructuring of the instrument. Therefore, effective September 21, 2006, the principal amounts of the DPCs and related accrued interest were classified into equity as additional paid-in capital at the U.S. dollar to Euro exchange rate of 1.2687. Interest expense, net for the period January 1, 2006 to April 26, 2006 and fiscal year 2005 was not material.

Currency translation (loss) gain and other. Currency translation (loss) gain and other for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $(63.6) million, $0.1 million, and $0.0 million, respectively. The currency translation (loss) gain and other for the period April 27, 2006 to December 31, 2006 consists primarily of currency translation losses resulting from the re-measurement of our Euro denominated debt which totaled $52.1 million and the Euro denominated liability associated with the DPCs of $13.4 million.

Provision for income taxes. Income tax expense for the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 was $48.6 million, $25.8 million and $81.4 million, respectively. The Successor tax provision from April 27, 2006 to December 31, 2006 of $48.6 million includes tax accruals for those international subsidiaries which are profitable as well as minimum income and franchise taxes, and deferred income tax expense arising from goodwill amortization taken for tax purposes. The Predecessor tax provisions and related deferred tax assets and liabilities were determined as if the S&C business were a separate taxpayer.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our primary sources and uses of cash in the periods presented:

	Year Ended	Periods		Year Ended
(Amounts in millions)	December 31, 2007	April 27 (inception) - December 31, 2006	January 1 - April 26, 2006	December 31, 2005
Net cash provided by (used in):
Operating activities
Net (loss)/income, adjusted for non-cash items	$114.6	$77.1	$62.9	$180.3
Changes in operating assets and liabilities	40.7	52.8	(22.3)	(7.0)

Operating activities	155.3	129.9	40.6	173.3
Investing activities	(355.7)	(3,142.5)	(16.7)	(56.5)
Financing activities	175.7	3,097.4	(23.9)	(116.8)

Net change	$(24.7)	$84.8	$—	$—

During each of the Predecessor periods presented, we participated in TI’s centralized cash management system. As a result, none of TI’s cash or cash equivalents has been allocated to our combined financial statements for those periods.

Operating activities. Net cash provided by (used in) operating activities for fiscal year 2007 totaled $155.3 million compared to $129.9 million for the period April 27, 2006 to December 31, 2006, $40.6 million for the period January 1, 2006 to April 26, 2006 and $173.3 million for fiscal year 2005. Changes in operating assets and liabilities for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005 totaled $40.7 million, $52.8 million, ($22.3) million and ($7.0) million, respectively. The most significant component to the change in operating assets and liabilities of $40.7 million for the year ended December 31, 2007 and $52.8 million for the period April 27, 2006 to December 31, 2006 was the increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was due to the higher level of overall operating costs and expenses during those periods and continued improvement surrounding management of disbursements. The improvement in the areas of cash disbursement were the result of an initiative to improve overall net working capital which was put in place after the Sensata Acquisition. The most significant component to the change in operating assets and liabilities of $(22.3) million and $(7.0) million was an increase in accounts receivables.

Investing activities. Net cash used in investing activities for fiscal year 2007 totaled $355.7 million compared to $3,142.5 million for the period April 27, 2006 to December 31, 2006, $16.7 million for the period January 1, 2006 to April 26, 2006 and $56.5 million for fiscal year 2005. Net cash used in investing activities during the fiscal year 2007 consisted primarily of the acquisitions of Airpax and SMaL, and capital expenditures. During March 2007, STI acquired SMaL for total consideration, including transaction fees and expenses, of $12.0 million. During July 2007, STI acquired Airpax for total consideration of $277.5 million, net of cash received. Capital expenditures during fiscal year 2007 totaled $66.7 million and included routine expenditures as well as expenditures associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd). Investing activities during the period April 27, 2006 to December 31, 2006 consisted primarily of the acquisition of the S&C business for total consideration of $3,021.1 million, net of cash received, the acquisition of FTAS for total consideration of $91.8 million and capital expenditures of $29.6 million. Investing activities during the period January 1, 2006 to April 26, 2006 consisted of capital expenditures totaling $16.7 million. Investing activities during the fiscal year 2005 consisted of capital expenditures of $42.2 million, proceeds from the sale of certain assets of $4.7 million and the acquisition of businesses for total consideration of $18.9 million.

In 2008, we anticipate spending approximately $50 to $60 million on capital expenditures.

Financing activities. Net cash provided by (used in) financing activities for fiscal year 2007 totaled $175.7 million compared to $3,097.4 million for the period April 27, 2006 to December 31, 2006, ($23.9) million for the period January 1, 2006 to April 26, 2006 and ($116.8) million for fiscal year 2005.

Net cash provided by financing activities during fiscal year 2007 consisted of the borrowings under the Senior Subordinated Term Loan of $195.0 million, at issuance, associated with the acquisition of Airpax. We paid $3.8 million of debt issuance costs associated with this term loan. In addition, we made principal payments totaling $15.0 million on our U.S. term loan and Euro term loan facilities. Net cash provided by financing activities for the period April 27, 2006 to December 31, 2006 consisted primarily of the proceeds from the issuances of the U.S. and Euro term loan facilities of $1.4 billion, the Senior and Senior Subordinated Notes of $751.6 million, the DPCs of $768.3 million and Ordinary Shares of $216.7 million. During this period, we also made debt issuance cost payments totaling $79.1 million and principal payments totaling $6.9 million.

Net cash used in financing activities for the period January 1, 2006 to April 26, 2006 and the fiscal year 2005 consisted primarily of the net transfer to TI of $23.8 million and $116.8 million, respectively.

Indebtedness and Liquidity

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of December 31, 2007, we had $2,562.5 million of outstanding indebtedness.

The Senior Secured Credit Facility includes term loans and a $150.0 million revolving credit facility. As of December 31, 2007, after having adjusted for outstanding letters of credit with an aggregate value of $28.4 million, we had $121.6 million of borrowing capacity available under this revolving credit facility. The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million. On December 19, 2006, to finance the purchase of FTAS, the Company borrowed Euro 73.0 million ($95.4 million, at issuance), reducing this available borrowing capacity to $154.6 million.

The revolving credit facility bears interest at LIBOR plus 2 percent subject to a pricing grid based on total leverage, and carries a commitment fee of 50 basis points on the unused portion of the facility. The Company’s leverage ratio and can range from 1.25 percent to 2.00 percent. As of December 31, 2007, we had no borrowings under the revolving credit facility. Amounts borrowed against the revolving credit facility are repayable in full at maturity date of April 27, 2012, and are pre-payable at our option at par.

We also have local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $7.8 million to fund working capital and other operating requirements. No amounts were drawn on these lines at December 31, 2007. We also have outstanding letters of credit primarily for the benefit of a consignment arrangement and certain other operating activities totaling $28.4 million. At December 31, 2007, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are stated to expire at varying dates between February 2008 and May 2008.

As of December 31, 2007, we had $1,513.6 million in term loans outstanding against our Senior Secured Credit Facility. Term loans are repayable at 1.0 percent per year in quarterly installments with the balance due in quarterly installments during the year preceding the final maturity of April 27, 2013. Interest on U.S. dollar term loans are calculated at LIBOR plus 1.75 percent and interest on Euro term loans are calculated at EURIBOR plus 2.0 percent. The spreads are fixed for the duration of the term loans. Interest payments on the Senior Secured Credit Facility are due quarterly. All term loan borrowings under the Senior Secured Credit Facility are pre-payable at our option at par.

Borrowers under the Senior Secured Credit Facility include Sensata and Sensata Technologies Finance Company, LLC. All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of the Company’s U.S. subsidiaries (with the exception of those subsidiaries acquired in the FTAS acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

Our Senior Secured Credit Facility contains various affirmative and negative covenants that are customary for a financing of this type. The Senior Secured Credit Facility also requires us to comply with financial covenants, including covenants with respect to maximum leverage ratio and minimum interest coverage ratio. We satisfied all ratios required by our financial covenants with regard to our Senior Secured Credit Facility as of December 31, 2007.

To finance the acquisition of Airpax, we used available cash and entered into a new senior subordinated term loan agreement with our existing group of lenders for an aggregate principal amount of Euro 141.0 million ($195.0 million, at issuance). The loan bears interest, due quarterly, at a per annum rate equal to EURIBOR plus an applicable margin. The applicable margin at December 31, 2007 is 4.50%, and will increase by 0.50% commencing on the date that is six months following July 27, 2007 and on each three-month anniversary of such date thereafter; provided, that the interest rate on the loan shall not exceed 10.50% per annum. Principal is due upon maturity of the loan, which is October 27, 2013. The loan is guaranteed by the same subsidiaries as described above for the Senior Secured Credit Facility. The loan is prepayable, in whole or in part, without premium or penalty upon proper notice to the lenders’ administrative agent. The loan may be accelerated upon customary events of default (including upon the occurrence of a change in control of the Company). The loan agreement contains covenants and representations and warranties that we consider customary for an agreement of this type. The loan ranks pari passu with our existing senior subordinated Euro notes. Per the terms of the loan agreement, we are required to pay an anniversary fee equal to 2.25% of the balance outstanding one year from the date of initial funding, or July 27, 2008. At the December 31, 2007 foreign currency exchange rate, the amount due would total $4.7 million.

Our Senior Notes mature on May 1, 2014. Each Senior Note bears interest at 8 percent per annum from April 27, 2006, or from the most recent date to which interest has been paid or provided for. Interest is payable semiannually (at 8 percent) in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the Sensata Acquisition. The Senior Notes issuance costs are being amortized over the eight year term of the Senior Notes using the effective interest method.

The Senior Subordinated Notes mature on May 1, 2016. Each Senior Subordinated Note bears interest at a rate of 9 percent per annum from April 27, 2006, or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually (at 9 percent) in cash to holders of Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Subordinated Notes were issued initially in an aggregate principal amount of Euro 245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the Senior Subordinated Notes were used to fund a portion of the Sensata Acquisition. The Senior Subordinated Notes issuance costs are being amortized over the ten year term of the Senior Subordinated Notes using the effective interest method.

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

We believe we have adequate sources of liquidity, including but not limited to, cash on hand, anticipated cash flow from operations and amounts available under the Senior Secured Credit Facility to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

In addition to macroeconomic factors, our ability to raise additional financing and its borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of December 31, 2007, Moody’s Investors Service’s corporate credit rating for the Company was B2, with negative outlook; and Standard & Poor’s corporate credit rating for the Company was B+ with negative outlook.

We believe that our current financial position and financing plans will provide flexibility in financing activities and permit us to respond to changing conditions in credit markets. We cannot make assurances, however, that our business will generate sufficient cash flow from operations or that future borrowings will be available to use under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Notes, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.

During fiscal year 2007 and at December 31, 2007, we were in compliance with all of the covenants and default provisions.

During 2006, we failed to comply with the requirement under the Senior Notes and the Senior Subordinated Notes to furnish to the noteholders our financial information for the three and nine months ended September 30, 2006, and other financial and non-financial disclosures that would be required to be contained in a filing with the SEC on Form 10-Q within the time period specified under the SEC’s rules. The failure to furnish this report to the noteholders did not constitute an event of default as defined in the Senior Notes Indenture and the Senior Subordinated Notes Indenture, however, since the indentures provide a 60 day cure period to remedy our non-compliance with this covenant. Our filing of our Registration Statement on Form S-4 on December 29, 2006, constituted a cure within the required period set forth in the Senior Notes Indenture and Senior Subordinated Notes Indenture.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2007. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior debt obligations principal	$2,531.9	$15.4	$30.7	$744.9	$1,740.9
Senior debt obligations interest	1,117.4	183.9	379.4	351.3	202.8
Capital lease obligations principal(1)	30.5	0.6	1.4	1.7	26.8
Capital lease obligations interest(1)	33.5	2.7	5.3	5.1	20.4
Operating lease obligations(2)	29.6	6.3	6.7	4.4	12.2
Non-cancelable purchase obligations	40.5	9.2	9.7	8.3	13.3

Total(3)	$3,783.4	$218.1	$433.2	$1,115.7	$2,016.4

(1)	Reflects the obligation resulting from the capital lease of the Attleboro facility, which we entered into during the fourth quarter of 2005 upon completion of the new facility. Reflects the obligations resulting from capital leases acquired through the Airpax Acquisition in 2007.

(2)	Operating lease obligations include minimum lease payments for leased facilities and equipment.
(3)	This table does not include the contractual obligations associated with the Company’s defined benefit and other post-retirement benefit plans. As of December 31, 2007 the Company has recognized an accrued benefit liability of $33.5 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans. This table does not include $10.0 million of unrecognized tax benefits at December 31, 2007 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. See Note 11 of our Notes to Consolidated and Combined Financial Statements for further discussion on income taxes.

Off-Balance Sheet Arrangements

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions, Inc. (“EMSI”). This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign in silver the lesser of $25.0 million or ninety percent of the aggregate undrawn face value of a letter of credit issued by us for the benefit of the commercial bank. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.5 million of the above commercial bank consignment to EMSI. Purchases from EMSI for fiscal year 2007, the periods January 1, 2006 to April 26, 2006 and April 27, 2006 to December 31, 2006 totaled $31.8 million, $10.2 million and $18.4 million, respectively. STI and the commercial bank have a security interest in the silver contained in raw materials, work-in-process, and finished goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata Technologies B.V. As of December 31, 2007, STI had approximately $12.4 million of consignment silver with EMSI.

In October 2007, EMSI was acquired by a U.S. subsidiary of Wickeder Westfalenstahl GmbH. In conjunction with this transaction, STI assigned these agreements to the U.S. subsidiary. The nature of the supplier consignment agreement did not change as a result of the transaction.

Product Liability Claims

We accrue for product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty or product liability, and historically we have experienced a low rate of payments on product claims. Consistent with general industry practice, we enter formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of our products.

We have been named in a variety of product liability lawsuits relating to motor protectors, thermostats and other products manufactured and sold by the controls business. Historically, we have been dismissed from most of these lawsuits or have settled them for de minimis amounts.

See Item 3, “Legal Proceedings” and Note 16 of our Consolidated and Combined Financial Statements that appear elsewhere in this report for further discussion of general product liability claims and lawsuits.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Seasonality

Because of the diverse nature of the markets in which we compete, our revenues are only moderately impacted by seasonality. In the sensors business, revenue is stable throughout the year, and for January 1, 2005 to December 31, 2007, no single quarter accounted for less than 24 percent of sensors business fiscal year revenues. The controls business does have some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.

Restructuring Activity

In fiscal year 2003, we announced a plan to move certain production lines from Attleboro, Massachusetts, to other sites in order to be geographically closer to customers and their markets and to reduce manufacturing costs. This restructuring action affected 903 jobs through voluntary retirement and involuntary termination programs through 2006, primarily in manufacturing operations at our Attleboro facility of the S&C Business. Upon the close of the Acquisition, TI retained this obligation and Sensata has no future obligations under this restructuring action.

In fiscal year 2005, we announced a plan to move production lines from Almelo, Holland to a contract manufacturer in Hungary. This relocation was to complete the Almelo site transition to a business center. Concurrently, other actions were taken at our sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demand. These restructuring actions affected 208 jobs, 96 of which were in Holland. These actions are collectively referred to as the “2005 Plan.”

In connection with the terms of the Acquisition, we assumed all liabilities relating to the 2005 Plan. Upon the application of purchase accounting, we recognized an additional liability of $0.9 million in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, (“EITF 95-3”) relating to the remaining future severance and outplacement costs for the 2005 Plan.

As of December 31, 2007, a total of 1,107 employees have been terminated as a result of the 2003 and 2005 restructuring actions and total net pre-tax charges of $79.8 million have been recognized. Costs typically associated with restructuring actions relate to severance payments to employee. We expect to pay an additional $0.2 million related to the 2005 Plan.

In December 2006, we acquired FTAS from Honeywell. In January 2007, we announced plans to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom (“FTAS Plan”). Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites. In accordance with EITF 95-3, we recognized restructuring liabilities of $10.1 million related to these actions, which relate primarily to exit and severance costs. We expect the activities associated with the FTAS Plan to be completed in fiscal year 2008 with remaining payments occurring through 2014.

In July 2007, we acquired Airpax from William Blair. In August 2007, we announced plans to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland, China and Mexico (“Airpax Plan”). In September 2007, we announced plans to terminate certain employees at the Cambridge, Maryland facility. In accordance with EITF 95-3, we recognized restructuring liabilities of $11.0 million related to these actions, which relate primarily to exit and related severance costs. We expect severance and exit activities associated with the Airpax Plan to be completed and remaining payments to be made through 2009.

For a reconciliation of the restructuring reserves referenced above please refer to Note 8 to our consolidated and combined financial statements that appear elsewhere in this report.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated and combined financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our consolidated and combined financial statements that appear elsewhere in this annual report.

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

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. Sales returns have not historically been significant to our revenues and have been within the estimates made by management.

Impairment of Goodwill and Indefinite-Lived Intangibles

Companies acquired in purchase transaction are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2007, goodwill and other intangible assets represented approximately 44 percent and 33 percent of our total assets, respectively.

Under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. We evaluate goodwill and other intangible assets for impairment at the reporting unit level in the fourth quarter of each fiscal year.

Goodwill. We perform an annual impairment review of goodwill unless events occur which trigger the need for an earlier impairment review. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of our business.

We perform an annual goodwill impairment test in the fourth quarter of each year. In connection with our annual impairment review, we estimate the fair value of our reporting units using discounted cash flow models based on our most recent long-range plan and giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value to the net book value of each reporting unit, including goodwill. Preparation of forecasts of revenue growth and profitability for use in the long-range plan and the selection of the discount rate involve significant judgments. Changes to the forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

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

Indefinite-Lived Intangible Assets. We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite- lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items.

Definite-Lived Intangible Assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our definite-lived intangible assets to be held and used are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by using the appropriate income approach valuation methodology.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-progress and finished goods is determined on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence. Allowances are determined by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales and by analyzing the age of inventory, in order to identify specific components of inventory that are judged unlikely to be sold. Provisions to the inventory allowance are recognized regularly based on the analysis described above and could have a material adverse impact on our financial condition and results of operations.

Income Taxes

As part of the process of preparing our financial statements, we are required to estimate our provision for income taxes in each of the jurisdictions in which we operate. This involves estimating our actual current tax exposure, including assessing the risks associated with tax audits, together with assessing temporary differences resulting from the different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income and record a valuation allowance to reduce the deferred tax assets to an amount that, in our judgment, is more likely than not to be recovered.

Management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our deferred tax assets. The valuation allowance is based on our estimates of future taxable income and the period over which we expect the deferred tax assets to be recovered. Our assessment of future taxable income is based on historical experience and current and anticipated market and economic conditions and trends. In the event that actual results differ from these estimates or we adjust our estimates in the future, we may need to adjust our valuation allowance, which could materially impact our consolidated financial position and results of operations.

Pension and Post-Employment Benefit Plans

We sponsor various pension and post-employment benefit plans covering our employees in several countries. The estimates of our obligations and related expense of these plans recorded in our financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by us. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) loss. If total net (gain) loss exceeds a threshold of 10 percent of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in our financial statements. In estimating this rate, we consider rates of return on high quality fixed-income investments included in various published bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

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

Share-Based Payment Plans

In December 2004, the FASB issued Statement No. 123(R) Share-Based Payment (“SFAS 123(R)”). SFAS 123(R) replaces SFAS No. 123, Accounting for Stock Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock units, be measured at fair value and recognized as compensation expense over the requisite service period.

Prior to July 1, 2005, TI accounted for awards granted under those plans following the recognition and measurement principles of APB 25, and related interpretations. No compensation cost was reflected in the S&C business operations for stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant (except options granted under TI’s employee stock purchase plans). Compensation cost was recognized for restricted stock units (RSUs).

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

The effect on the S&C business for the year ended December 31, 2005, from TI’s adoption of SFAS No.123(R) as of July 1, 2005, was an increase in share-based compensation expense recognized as a component of selling general and administrative expense of $2.7 million, and a decrease in net income of $2.0 million.

The amounts above include S&C’s portion of the impact of recognizing compensation expense related to participation in TI’s non-qualified stock options offered under TI’s employee stock purchase plan. Compensation expense related to RSUs was already being recognized before implementation of SFAS No.123(R).

The total amount of recognized share-based compensation cost, which was related to outstanding RSUs applicable to the S&C business, was $49 thousand for the period from January 1, 2006 to April 26, 2006, and $151 thousand for the year ended December 31, 2005.

All options under the Predecessor’s plans were settled in cash effective on the date of the Acquisition and certain employees received new grants of share-based awards. For the Successor, the expense recognized under SFAS 123(R) was $2,015 thousand and $1,259 thousand for the fiscal year 2007 and period from April 27, 2006 to December 31, 2006, respectively. The calculation of share-based compensation expense requires management to make assumptions regarding the fair value of the share-based awards. Those assumptions include future operating results, potential volatility of the value of the Company, discount rates and forfeiture rates.

Recent Accounting Pronouncements

In December 2007, the SEC issued SAB No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB No. 107, Share-Based Payment, (“SAB 107”), companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. Management concluded that it will avail the option to continue to use the simplified method and will include in our disclosures reasons for such application until such a time the option is not longer available.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations (“SFAS 141”), some of which could have a material impact on how one accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact us if the we are party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in their consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for us. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We will adopt this standard on January 1, 2009 but do not believe SFAS 160 will have any impact on our financial position or results of operations since we do not hold any minority interests in subsidiaries.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measurement which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007 or January 1, 2008 for us, and should be applied prospectively as of the beginning of the fiscal year in which the statement is adopted. In February 2008, the FASB decided to defer the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We will adopt SFAS 157 for our fiscal year beginning January 1, 2008. We believe that SFAS 157 will not have a material impact on our financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for us. Early adoption was permitted as of the beginning of our fiscal year ending December 31, 2007 provided that we elected to apply the provisions of SFAS 157. SFAS 159 should be applied prospectively to fiscal years beginning prior to the effective date, except in the case of early adoption of SFAS 159. We will adopt SFAS 159 for our fiscal year beginning January 1, 2008. We believe that SFAS 159 will not have a material impact on our financial position or results of operation.

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

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of the end of each reporting period. If a counterparty fails to fulfill its performance obligations under a derivative contract, our credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

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

The swaps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. No ineffective portion was recorded to earnings during 2007. The critical terms of the interest rate swap are identical to those of the designated variable rate debt under our Senior Secured Credit Facility. The terms of the swaps are shown in the following table:

Notional Principal Amount (dollars in millions)	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$365.0	January 27, 2011	3 Month LIBOR	5.377%

Further, consistent with our risk management objective and strategy to reduce exposure to variability in cash flows on our outstanding and forecasted debt, in June 2006 we executed Euro interest rate collar contracts covering Euro 250.0 million variable rate debt. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our EURIBOR-based debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on our EURIBOR-based variable rate debt at prevailing market rates. The EURIBOR rate was 4.65 percent as of December 31, 2007.

The terms of the collars are shown in the following table:

Initial Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
250.0	None	July 27, 2007	July 27, 2008	4.30%	3.15%-4.30%	3.15%
250.0 to 160.0	Amortizing	July 27, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

As of December 31, 2007 we had Euro denominated debt of Euro 778.4 million ($1,146.2 million).

The significant components of our long-term debt are as follows:

(Amounts in thousands)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2007	Fair value as of December 31, 2007
Senior secured term loan facility (denominated in U.S. dollars)	7.05%	$935,750	$887,793
Senior secured term loan facility (Euro 392.4 million)	6.08%	577,804	543,136
Senior subordinated term loan facility (Euro 141.0 million)	8.89%	207,623	184,784
Revolving credit facility	—	—	—
Senior Notes (denominated in U.S. dollars)	8.00%	450,000	416,250
Senior Subordinated Notes (Euro 245.0 million)	9.00%	360,763	315,667

Total(1)		$2,531,940	$2,347,630

(1)	Total outstanding balance excludes capital lease obligation of $30,540.

Sensitivity Analysis

As of December 31, 2007, we had U.S. dollar and Euro denominated variable rate debt with an outstanding balance of $1,513.6 million issued under our Senior Secured Credit Facility, as follows:

•

$935.8 million of U.S. dollar denominated variable rate debt. An increase of 1 percentage point in the LIBOR rate would result in additional annual interest expense of $9.4 million. This increase would be offset by a reduction of $3.7 million in interest expense resulting from the Company’s $365.0 million of variable to fixed interest rate swaps.

•

Euro 392.4 million ($577.8 million equivalent as of December 31, 2007) of variable rate debt. An increase of 1 percentage point in the EURIBOR rate would result in additional annual interest expense of $5.8 million. Depending upon prevailing EURIBOR rates, this increase may be offset by a reduction in interest expense resulting from our Euro 250.0 million of interest rate collars.

We have Euro 141.0 million ($207.6 million U.S. dollar equivalent as of December 31, 2007) of variable rate debt. An increase of 1 percentage point in the EURIBOR rate would result in an additional annual interest expense of $2.1 million.

We have $450.0 million of fixed rate debt. If market rates relating to this debt increased / (decreased) by 1 percentage point, the value of the debt would (decrease) / increase by $20.2 million.

We have Euro 245.0 million ($360.8 million U.S. dollar equivalent as of December 31, 2007) of fixed rate debt. If market rates relating to this debt (decreased) / increased by 1 percentage point, the value of the debt would increase / (decrease) by $17.5 million.

Total Euro-based debt outstanding as of December 31, 2007 was Euro 778.4 million ($1,146.2 million U.S. dollar equivalent as of December 31, 2007). An increase/(decrease) of 10 percent in the Euro/dollar exchange rate would result in an increase/(decrease) to earnings of $114.6 million. The Euro-based value of the debt would remain unchanged.

Foreign Currency and Other Risks

We are also exposed to market risk from changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment under SFAS No. 133 which may result in volatility to earnings depending upon fluctuations in the underlying markets.

Our primary foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, Great Britain pound and Brazilian real.

Commodity Risk

During fiscal year 2007, we entered into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, copper and aluminum, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with SFAS 133, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation (loss) / gain and other. During fiscal year 2007, we recognized a net loss of $0.6 million, respectively associated with these derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

(a) Evaluation of Disclosure Controls and Procedures.

The management of the Company, with the participation of our Chief Executive Officer (CEO) and our Chief Financial Officer (CFO), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this annual report.

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2007.

(b) Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management including our CEO and our CFO, as appropriate to allow timely decisions regarding required disclosure.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment is to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2007. Management excluded Airpax, which the Company acquired pursuant to a Stock Purchase Agreement on July 27, 2007, from its report on internal control over financial reporting. Airpax has not been deemed a significant transaction and represented approximately 9% of total assets at December 31, 2007.

Based on its assessment using the criteria in the Internal Control—Integrated Framework, management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

(c) Changes in internal control over financial reporting

There have been changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during fiscal year 2007 to remediate material weaknesses identified and communicated in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

These material weaknesses related to:

•	lack of quality of staff which led to issues related to timeliness and accuracy of financial reporting;

•	lack of sufficient experience among the finance staff responsible for financial reporting; and

•	lack of sufficiently robust procedures to meet financial reporting obligations.

A material weakness is a deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standard No. 5), or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Throughout fiscal years 2006 and 2007, the Company implemented improvements to internal control over financial reporting to remediate these weaknesses. Specifically, during fiscal year 2007, these internal control improvements included:

•

recruited Jeffrey Cote, an experienced public company financial officer, who became our new Chief Financial Officer during January 2007; Robert Hureau, who became our new Vice President Corporate Controller during February 2007; and Brian Lemay, who became our new Vice President of Tax during March 2007;

•	continued recruitment of additional experienced personnel in key finance and accounting areas;

•	reviewed our internal control over financial reporting;

•	added qualified personnel to our Internal Audit Department;

•	developed and commenced an internal audit plan for fiscal year 2007 covering both operational review and Section 404 implementation;

•	implemented various applications of our Oracle financial systems, including the general ledger, and discontinued the use of various TI systems;

•	implemented a series of financial accounting and reporting policies and procedures.

The Company has tested the effectiveness of the newly implemented controls and found them to be operating effectively for a sufficient period of time to reduce to a less than reasonably possible likelihood the possibility of a material misstatement. As a result, management has concluded that, as of December 31, 2007, the material weaknesses described above have been remediated.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information as of January 20, 2008 regarding individuals who serve as our directors and executive officers.

Name	Age	Position(s)
Thomas Wroe	57	Chief Executive Officer and Chairman of the Board
Martha Sullivan	51	Executive Vice President, Chief Operating Officer and Director
Jeffrey Cote	41	Executive Vice President, Chief Financial Officer and Director
Robert Kearney	60	Senior Vice President, Corporate Services
Donna Kimmel	45	Senior Vice President, Human Resources
Steve Major	50	Senior Vice President, Sensors
Jean-Pierre Vasdeboncoeur	56	Senior Vice President, Electrical Protection
Dennis Karr	53	Senior Vice President, Power Controls
Richard Dane, Jr.	52	Senior Vice President, Global Operations
Michael Ward	44	Director
Stephen Zide	47	Director
Paul Edgerly	52	Director
Ed Conard	51	Director
Walid Sarkis	38	Director
John Lewis	43	Director

Thomas Wroe has served as Chief Executive Officer and a director since the completion of the Transactions, and as Chairman of the Board since June 2006. Mr. Wroe served as the President of the S&C business of TI since June 1995 and as a Senior Vice President of TI since March 1998. Mr. Wroe has been with TI since 1972, and prior to becoming President of the S&C Business, Mr. Wroe worked in various engineering and business management positions.

Martha Sullivan was appointed Executive Vice President and Chief Operating Officer by the Board of Directors in January 2007. She has served as Chief Operating Officer and a director since the completion of the Transactions. Ms. Sullivan served as Sensor Products Manager for the S&C business of TI since June 1997 and as a Vice President of TI since 1998. Ms. Sullivan was with TI since 1984 in various engineering and management positions, including Automotive Marketing Manager, North American Automotive General Manager and Automotive Sensors and Controls Global Business Unit (GBU) Manager.

Jeffrey Cote was appointed Executive Vice President, Chief Financial Officer and Director by the Board of Directors in July 2007. Mr. Cote has served as Senior Vice President and Chief Financial Officer since January 2007. From March 2005 to December 2006, Mr. Cote was Chief Operating Officer of the law firm Ropes & Gray. From January 2000 to March 2005, Mr. Cote was Chief Operating and Financial Officer of Digitas. Previously he worked for Ernst & Young LLP.

Robert Kearney was appointed Senior Vice President, Corporate Services by the Board of Directors in January 2007. Prior to January 2007, he served as Chief Financial Officer since the completion of the Transactions. Mr. Kearney served as Global Finance and Information Technology Manager for the S&C business of TI since July 2001 and as a Vice President of TI since 2001. Mr. Kearney was with TI since 1973, and was employed in various financial and management positions including Vice President and Controller of Materials & Controls, Officer and Finance Director of TI Japan, S&C Asia Regional Manager and S&C Interconnection GBU Manager.

Donna Kimmel was appointed Senior Vice President, Human Resources by the Board of Directors in January 2007. She has served as Vice President, Human Resources since the completion of the Transactions. Ms. Kimmel served as Human Resources Manager for the S&C business of TI since January 2005 and as Vice

President of TI since 2005. Prior to that, Ms. Kimmel served as Worldwide Business HR Manager for the Broadband Communications Group of TI from January 2000 to January 2005 and as Worldwide Manager of Leadership and Organization Development for TI from 1997 to January 2000. Prior to joining TI, Ms. Kimmel held various human resources management positions in the financial services industry.

Steve Major was appointed Senior Vice President, Sensors by the Board of Directors in January 2007. He has served as Vice President, Sensors since the completion of the Transactions. Mr. Major served as the General Manager for North American Automotive Sensors for the S&C business since 2000. Mr. Major joined TI in 1983 after serving four years in the United States Army.

Jean-Pierre Vasdeboncoeur was appointed Senior Vice President, Controls by the Board of Directors in January 2007. He has served as Vice President, Controls since the completion of the Transactions. Mr. Vasdeboncoeur joined TI in 1978 and has been employed in various financial and business positions including Control Product Europe Business Manager and Motor Controls Global Strategy Manager.

Dennis Karr was appointed Senior Vice President, Power Controls by the Board of Directors upon the acquisition of Airpax in July 2007. Mr. Karr joined Airpax in 1983 and served in various management positions. He served as President and Chief Executive Officer of Airpax from 1995 until the acquisition by Sensata. Prior to joining Airpax, Mr. Karr worked for TI for over five years.

Richard Dane, Jr. was appointed Senior Vice President, Global Operations by the Board of Directors in January 2007. He has served as Vice President, Operations since the completion of the Transactions. Mr. Dane served as Best Cost Producer (BCP) Strategy Manager for the S&C business of TI since April 2001 and as a Vice President of TI since 2002. Mr. Dane has been with TI since 1977, and has been employed in various management positions including S&C General Manager in Canada, RFID Systems General manager in Germany and S&C Best Cost Producer Strategy Manager.

Michael Ward has served as director since the completion of the Transactions. He is a member of the Audit and the Executive, Compensation and Governance (“ECG”) Committees, and is the financial expert for the audit committee. Mr. Ward is a Managing Director of Bain Capital and joined the firm in 2003. From 1997 through 2003 Mr. Ward was President and Chief Operating Officer of Digitas. Prior to Digitas, Mr. Ward spent four years with Bain & Company and nine years with PricewaterhouseCoopers LLP.

Stephen Zide has served as a director since the completion of the Transactions. He is a member of the Audit and the ECG Committees. Mr. Zide has been a Managing Director of Bain Capital since 2001 and joined the firm in 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a strategic partner of Bain Capital in Sydney, Australia. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms.

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

John Lewis has served as a director since the completion of the Transactions. John Lewis is a Partner of CCMP Capital Asia PTE Limited and currently oversees the firm’s activities in China. Prior to joining CCMP Capital Asia PTE Limited in 1996, Mr. Lewis was a member of Chase Manhattan Bank’s Merchant Banking Group in Hong Kong for two years, where he was responsible for developing Chase’s direct investment business in Asia. Previously, he worked in Chase’s Merchant Banking Group in New York for four years, focusing on providing debt and equity financing for leveraged acquisitions.

There are no family relationships between any of our executive officers or directors.

Audit Committee

An Audit Committee of the board of directors of STI was established in 2006 and oversees the financial reporting process and is concerned with compliance with accounting policies, legal requirements and internal controls. It interacts with and evaluates the effectiveness of the external and internal audit process and reviews compliance with the Company’s code of ethics.

The Audit Committee consists of two directors of the board, Michael Ward and Stephen Zide. [Either Mr. Ward and Mr. Zide may qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)15 of Nasdaq’s marketplace rules.] The board has determined that Mr. Ward is an Audit Committee financial expert under the rules of the SEC. The Audit Committee meets with senior management, which includes the Chief Executive Officer and the Chief Financial Officer, at least four times a year. The external and internal auditors attend these meetings and have unrestricted access to the Committee and its Chairman.

Code of Conduct

We have adopted a written code of conduct that applies to all of our directors, executive officers and employees, including our principal executive officer, principal financial officer, and principal accounting officer. The code of conduct includes provisions covering compliance with laws and regulations, insider trading practices, conflicts of interest, confidentiality, protection and proper use of our assets, accounting and record keeping, fair competition and fair dealing, business gifts and entertainment, payments to government personnel and the reporting of illegal or unethical behavior. You can obtain a copy of our code of conduct through the Investor Relations page of our website at http://www.sensata.com/about/investor.htm.

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

In 2006, we retained a compensation consultant to review our policies and procedures with respect to executive compensation. We conduct an annual benchmark review of our executive compensation, based on two sources. These sources include:

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

Using a simple average of these two surveys, we benchmark our base salary and annual bonus against the median base and total cash compensation for participating companies with revenues from $1 billion to $3 billion.

Role of the Executive, Compensation and Governance Committee

The ECG of the board of directors of STI is composed of two members of the board of directors of STI, Michael Ward and Stephen Zide. [Either Mr. Ward and Mr. Zide may qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)15 of Nasdaq’s marketplace rules.] The ECG is responsible for reviewing and approving the compensation for the officers and executive officers, including the Named Executive Officers as listed in the Summary Compensation Table below. The ECG reviews the overall compensation philosophy and objectives on an annual basis.

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

Transition from Texas Instruments Incorporated

As described elsewhere in this Form 10-K, in April 2006, Sensata Technologies B.V. was formed when the Sponsors acquired the S&C business of TI, which we refer to as the Acquisition. We expect to continue to maintain our current compensation philosophy and objectives. Additionally, the actual compensation paid in 2007 and 2006 during the post-Acquisition transition contained aspects of compensation that may not be reflective of compensation paid in subsequent periods, as described in more detail below.

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

Base Salary. Base salary for officers and executive officers, including Named Executive Officers, is established based on the individual’s scope of responsibilities, taking into account competitive market compensation paid by other companies to executives in similar positions. We believe that executive base salaries should be targeted below the median range of salaries paid to executives with similar responsibilities and in similar positions with comparable companies, as measured by our benchmark described above. Base salaries are reviewed annually and adjusted to realign salaries with market levels after taking into account each individual’s responsibilities, performance and experience. In 2007, in keeping with our strategy, we paid base salaries for our officers and executive officers, including our Named Executive Officers, below the median level of salaries for executives in similar positions with comparable companies.

Annual Incentive Bonus. Annual incentive bonuses are used to provide compensation to officers and executive officers, including Named Executive Officers, which is tied directly to our annual Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and certain other costs as defined in the Senior Secured Credit Facility) growth goal, which is aligned with our Sponsors’ growth objectives. If we meet our Adjusted EBITDA growth goal, then we pay out 100% of the pre-determined bonus pool. If we exceed our Adjusted EBITDA growth goal, then we pay out more than 100% of the pre-determined bonus pool, and if we fall short of our Adjusted EBITDA growth goal, we pay out less than 100% of the pre-determined bonus pool. We expect the payout percentages relative to our performance scale to be determined by the Chief Executive Officer and reviewed and approved by the ECG at the beginning of each year. The performance target for the Chief Executive Officer is set by the ECG based on comparables supplied by the Director of Compensation and the amount of the annual incentive bonus to be paid to the Chief Executive Officer is determined by the ECG based on Sensata’s achievement of our Adjusted EBITDA growth goal, as such targets may be adjusted by the

CEO and ECG. For 2007, in keeping with our strategy and based on 2007 performance, we paid annual incentive bonus for our officers and executive officers, including our Named Executive Officers slightly below the median level of annual incentive bonuses for executives in similar positions with comparable companies.

Profit-Sharing. We also provide annual cash incentive to all of our employees, including our Named Executive Officers, through a profit sharing program. The profit-sharing program is tied directly to our annual Adjusted EBITDA growth goal. Payout of this incentive is based on eligible earnings. The Chief Executive Officer, with the ECG, determines the Adjusted EBITDA growth goals for the year and sets the corresponding payout. If we exceed our Adjusted EBITDA goal, then we pay out more than 100% of the pre-determined profit sharing pool, and if we fall short of our Adjusted EBITDA goal, we pay out less than 100% of the pre-determined profit sharing pool. Profit-sharing incentives are paid in February based on the previous year’s Adjusted EBITDA results.

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

Options. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, or the Stock Option Plan, we may award non-qualified options, subject to review by the CEO and ECG. All awards are in the form of options exercisable for Ordinary Shares and a fixed amount of Ordinary Shares has been reserved for issuance under this plan. All awards of options under the plan are divided into three equal portions, or tranches. The first tranche is subject to time vesting and will fully vest on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche, but are subject to the completion of a liquidity event that results in specified returns, respective to each tranche, on our Sponsor’s investment. Options granted under this plan are generally not transferable by the optionee. Except as otherwise provided in specific option award agreements, options that are fully vested expire 60 days after termination of the optionee’s employment for any reason other than termination for cause (in which case the options expire on the optionee’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the optionee’s termination date). In addition, any securities issued to an optionee upon an exercise of an option granted under the plan are subject to repurchase upon termination of the optionee’s employment. Any optionee who exercises an option awarded under this plan automatically becomes subject to the Management Security holders Addendum to the plan that provides additional terms and conditions upon which the optionee may hold the securities. The term of all options granted under this plan may not exceed ten years.

Restricted Stock. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Securities Purchase Plan, or the Securities Purchase Plan, we may award certain restricted securities, subject to review by the CEO and ECG. All awards of restricted securities are in the form of Ordinary Shares. The management board of our parent may authorize awards under this plan at its discretion from time to time. The management board may also sell restricted securities to any participant in this plan at prices the board may determine at its sole discretion. Restricted securities granted under this plan are generally not transferable by the recipient of the securities. In addition, any restricted securities granted under the plan are subject to repurchase upon termination of the recipient’s employment. Any recipient of restricted securities under this plan, either by award or purchase, automatically becomes subject to the Management Securityholders Addendum to the plan that provides additional terms and conditions upon which the recipient may hold the restricted securities. Other than in connection with the Acquisition, we did not make any awards of restricted stock in 2007 and 2006.

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

Pension Plan. As part of their post-employment compensation, some of the Named Executive Officers participate in our Pension Plan[s]. All retirement plans provided for employees duplicate benefits provided previously to participants under plans sponsored by TI, and recognize prior service with TI.

The benefits under the qualified benefit pension plan (“pension plan”) are determined using a formula based upon years of service and the highest five consecutive years of compensation. TI closed the pension plan to participants hired after November 1997. In addition, participants eligible to retire under the TI plan as of April 26, 2006 were given the option of continuing to participate in the pension plan. See the “Pension Benefits” section for more information on the benefits and terms and conditions of our Pension Plan[s].

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

401(k) Savings Plans. The Named Executive Officers are eligible to participate in these plans on the same basis as all other eligible employees. The type of plan in which a person participates depends on his or her previous employment with TI and whether the individual participates in the TI Pension Plan or the Sensata Technologies Employees Pension Plan.

Plan A: Dollar for Dollar Matching

•	For new employees, we match the employee’s 401(k) contributions dollar for dollar, up to 4% of the employee’s contribution. Mr. Wroe and Mr. Cote are participants in this plan.

•

We also match employee 401(k) contributions dollar for dollar, up to 4% of the employee’s contributions for employees who chose in 1999 to stop participation in TI’s Pension Plan. For these employees, in addition to matching the employee’s contributions up to 4%, we also contribute to the plan 2% of the employee’s eligible earnings. Ms. Kimmel is a participant in this plan.

Plan B: Fifty Cents per Dollar Matching

•

For employees who transferred to the Sensata Technologies Employees Pension Plan from (but did not retire under) the TI Pension Plan, we match $0.50 per $1.00 contributed by the employee, up to 4% of the employee’s contribution. These employees participate in the Sensata Technologies Employees Pension Plan. Ms. Sullivan and Mr. Major are participants in this plan.

Health and Welfare Plans. We provide medical, dental, vision, life insurance and disability benefits to all eligible non-contractual employees. The Named Executive Officers are eligible to participate in these benefits on the same basis as all other employees.

Post-Employment Medical Plan. In general, employees, including executives, with 20 more years of service, including time worked at TI, are eligible for Retiree Health & Dental benefits. Individuals hired on or after January 1, 2007 and individuals who retired from TI, including Mr. Wroe, are not eligible for Retiree Health & Dental benefits from Sensata. Ms. Sullivan, Mr. Cote, Mr. Major and Ms. Kimmel are eligible for this plan.

Perquisites

We offer limited perquisites for our executive officer group, including the Named Executive Officers, primarily financial counseling and an annual physical. See the Summary Compensation Table for a listing of the reportable perquisites for the Named Executive Officers.

Employment Agreements, Change-In-Control Provisions and One-Time Payments

Several of our Named Executive Officers received payments from TI in connection with the close of the Acquisition. Also, some of our Named Executive Officers who had been with TI less than 20 years and held options to purchase TI stock, had their TI options accelerated and were cashed out in connection with the Acquisition. See the Summary Compensation Table for a listing of the divestiture and stock cash out bonuses for the Named Executive Officers. Also, each of the following compensation programs, in which each of the Named Executive Officers participates, contains provisions which accelerate that program’s benefit if certain change-in-control events occur: Stock Option Plan awards and Securities Purchase Plan awards.

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

REPORT OF EXECUTIVE, COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE

The ECG has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2007 with management. Based on such review and discussions, the ECG recommended to the board that the CD&A be included in this annual report on Form 10-K for the year ended December 31, 2007.

By the Executive, Compensation and Corporate Governance Committee:

Michael Ward

Stephen Zide

Summary Compensation Table

The following table includes information regarding our named executive officers total compensation earned during fiscal years 2007 and 2006. For more information about the components of total compensation, please refer to:

•	“Compensation Discussion and Analysis—Cash Compensation” for information about salary;

•	“Compensation Discussion and Analysis—Cash Compensation” for information about bonuses and other non-equity incentives;

•	“Compensation Discussion and Analysis—Equity Compensation” for information about awards of restricted securities and options;

•	“Compensation Discussion and Analysis—Retirement and Other Benefits” for information about pension and other retirement programs; and

•	“Compensation Discussion and Analysis—Perquisites” for information about our other compensation.

Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas Wroe	2007	$495,870	$750,000	$103,324	$301,292	—	—	$83,519	$1,734,005
Chief Executive Officer	2006	$415,050	$450,000	$111,543	$188,308	—	—	$3,216,333	$4,381,234

Jeffrey Cote	2007	$350,040	$375,000	—	$163,157	—	—	$480,637	$1,368,834
Chief Financial Officer	2006	—	—	—	—	—	—	—	—

Martha Sullivan	2007	$382,160	$300,000	$23,055	$252,697	—	$242,116	$46,625	$1,246,653
Chief Operating Officer	2006	$306,990	$240,000	$38,424	$157,936	—	$187,824	$711,613	$1,642,787

Steve Major	2007	$252,645	$190,000	—	$106,910	—	$143,342	$33,290	$726,187
Senior Vice President, Sensors	2006	$214,630	$160,000	—	$66,819	—	$106,145	$281,058	$828,652

Donna Kimmel	2007	$225,975	$125,000	$9,222	$77,753	—	—	$48,799	$486,749
Senior Vice President, Human Resources	2006	$186,700	$95,000	$15,371	$48,596	—	—	$407,267	$752,934

(1)	Each named executive’s base salary was paid by TI during the period from January 1, 2006 to April 26, 2006 and was paid by Sensata during the period from April 27, 2006 to December 31, 2006. In addition, (i) in September 2006, the annual base salaries of Mr. Wroe, Mr. Major and Ms. Kimmel were increased to $450,000, $234,000 and $207,000, respectively; and (ii) Ms. Sullivan’s annual base salary was increased to $350,040 in June 2006. Eligible earnings as reflected were paid by Sensata during fiscal year 2007.
(2)	Represents the amortized SFAS 123(R) compensation cost to Sensata of outstanding restricted stock unit awards as of December 31, 2007 and 2006. See Note 13 to the financial statements included within this report for a discussion of the relevant assumptions used in calculating the compensation cost.
(3)	Represents the amortized SFAS 123(R) compensation cost to Sensata of unvested stock option awards as of December 31, 2007 and 2006. See Note 13 to the financial statements included within this report for a discussion of the relevant assumptions used in calculating the compensation cost.
(4)	Reflects the actuarial increase in the pension value provided under the Employees Pension Plan and the Supplemental Pension Plan.
(5)	The table below presents an itemized account of “All Other Compensation” provided to our named executive officers, regardless of the amount and any minimal thresholds provided under the SEC rules and regulations.

Name	Fiscal Year	Financial Counseling($)(1)	Insurance Premium Contributions($)(2)	Matching Contributions to 401(k) Plan($)(3)	Supplemental Contributions to 401(k) Plan($)(4)	Profit Sharing Payments($)(5)	Payments for Unused Vacation Time ($)(6)	Divestiture Bonus(7)	Deferred Compensation Payments($)(8)	Dividend Payments on Restricted Stock($)(9)	Payments for Unvested TI Stock($)(10)	Signing Bonus
T. Wroe	2007	$22,425	$793	$9,000	—	$51,302	—	—	—	—	—	—
	2006	$4,344	$270	$4,400	—	$96,292	$50,319	$1,357,140	$1,702,668	$900	—	—

J. Cote	2007	—	$635	$9,000	—	$21,002	—	—	—	—	—	$450,000
	2006	—	—	—	—	—	—	—	—	—	—	—

M. Sullivan	2007	$13,000	$670	$4,500	—	$23,104	$5,352	—	—	—	—	—
	2006	$4,335	$270	$4,400	—	$37,372	—	$440,000	—	$450	$224,786	—

S. Major	2007	$13,000	$530	$4,500	—	$15,260	—	—	—	—	—	—
	2006	$3,250	$270	$4,987	—	$16,522	—	$115,500	$140,529	—	—	—

D. Kimmel	2007	$13,000	$501	$9,000	$4,500	$13,662	$8,136	—	—	—	—	—
	2006	$4,335	$270	$10,731	$6,968	$21,344	$9,603	$240,000	—	$180	$113,836	—

(1)	Represents payments made by Sensata in connection with financial and legal counseling provided to each of our named executive officers.
(2)	Represents payments made by Sensata in respect of travel and accident insurance policies and premiums on behalf of each of our named executive officers.
(3)	Represents matching contributions made in 2007 by Sensata and in 2006 by (i) TI in the amount of $4,400 to the 401(k) accounts of Mr. Wroe, Ms. Sullivan and in the amount of $5,665 to the 401(k) account of Ms. Kimmel, and (ii) Sensata in the amount of $5,136 to the 401(k) account of Ms. Kimmel.
(4)	Represents supplemental contributions to the 401(k) account of Ms. Kimmel made in 2007 by Sensata and in 2006 by (i) TI in the amount of $4,400, and (ii) Sensata in the amount of $2,568.
(5)	Represents cash profit sharing payments made in 2007 by Sensata and in 2006 by (i) TI in the amount of $14,267 to Mr. Wroe, and (ii) Sensata in the amount of $82,025 to Mr. Wroe, $37,372 to Ms. Sullivan, and $21,344 to Ms. Kimmel.
(6)	Represents payments for unused vacation time that could not be carried forward made in 2007 by Sensata and in 2006 by (i) TI in the amount of $50,319 to Mr. Wroe, and (ii) by Sensata in the amount of $9,603 to Ms. Kimmel.
(7)	Represents payments made by TI in 2006 in connection with the sale of the S&C Business.
(8)	Represents deferred compensation payments made by TI in connection with Mr. Wroe’s and Mr. Major’s retirement from employment with TI.
(9)	Represents payments made by TI in 2006 in connection with dividends on restricted stock.
(10)	Represents payments made by TI in 2006 in respect of unvested stock options held by the named executive officers upon the completion of the sale of the S&C Business. Each such named executive officer received a payment equal to the number of unvested TI shares he or she held multiplied by $34.94.

Grant of Plan Based Awards Table

During fiscal years 2007 and 2006, we granted restricted securities and stock options to our named executive officers pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“MOP”) and the First Amended and Restated Sensata Technologies Holdings B.V. 2006 Management Securities Purchase Plan (“MSPP”).

Information with respect to each of these awards on a grant by grant basis is set forth in the table below. For a detailed discussion of each of these awards, see “Summary Compensation” and “Compensation Discussion and Analysis—Equity Compensation” above.

		Estimated Future Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($/Share)(3)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)
Thomas Wroe	5/15/2006 5/15/2006	— —	— —	— —	— —	— —	— —	— 52,118	1,942,495 —	$6.99 $0.00	$6.99 $6.85

Jeffrey Cote	3/28/2007	—	—	—	—	—	—	—	1,190,000	$7.30	$7.30

Martha Sullivan	5/15/2006 5/15/2006	— —	— —	— —	— —	— —	— —	— 8,977	1,629,191 —	$6.99 $0.00	$6.99 $6.85

Steve Major	5/15/2006	—	—	—	—	—	—	—	689,273	$6.99	$6.85

Donna Kimmel	5/15/2006 5/15/2006	— —	— —	— —	— —	— —	— —	— 3,591	501,291 —	$6.99 $0.00	$6.99 $6.85

(1)	Represents restricted securities issued to the named executive officers pursuant to MSPP. In the case of the named executive officers other than Mr. Wroe, awards of restricted securities were subject to time vesting and vested on June 2, 2007. In the case of Mr. Wroe, awards of restricted securities are subject to time vesting and vest on the earliest to occur of (a) Mr. Wroe’s “retirement” (as defined in the award agreement for Mr. Wroe), (b) a “change in control” (as defined in the award agreement for Mr. Wroe), and (c) June 2, 2009.
(2)	Represents stock options issued to the named executive officers pursuant to MOP. Option awards are divided into three tranches. The first tranche is subject to time vesting and vest fully on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche and the completion of a liquidity event that results in specified returns, respective to each tranche, on the Sponsors’ investment. In the case of Mr. Wroe, upon the occurrence of his “retirement” (as defined in the award agreement for Mr. Wroe) and so long as Mr. Wroe does not violate certain covenants set forth in the award agreement for Mr. Wroe, (i) time vesting ceases with respect to Mr. Wroe’s options, but the time vested performance options (the second and third tranches) will continue to have the ability to vest upon the completion of a liquidity event that results in specified returns, respective of each tranche, on the Sponsors’ investment; (ii) Mr. Wroe may exercise his vested options at any time prior to the expiration of such options; and (iii) none of the “award securities” (as defined in the award agreement for Mr. Wroe) issued to Mr. Wroe will be subject to repurchase.
(3)	Represents the grant date fair value calculated under SFAS 123(R), and as presented in the financial statements included within this report.

Outstanding Equity Awards at Year End Table

The following equity awards granted to our named executive officers were outstanding as the end of fiscal year 2007: stock option awards and restricted stock awards granted pursuant to MOP and MSPP.

For more information about MOP and MSPP, see “Compensation Discussion and Analysis—Equity Compensation” above.

		Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (#)(2)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights Granted That Have Not Vested ($)
Thomas Wroe	—	1,942,495	—	$6.99	5/15/2016	52,118	$593,102	—	—
Jeffrey Cote	—	1,190,000	—	$7.30	3/28/2017	—	—	—	—
Martha Sullivan	—	1,629,191	—	$6.99	5/15/2016	—	—	—	—
Steve Major	—	689,273	—	$6.99	5/15/2016	—	—	—	—
Donna Kimmel	—	501,291	—	$6.99	5/15/2016	—	—	—	—

(1)	Option awards are divided into three tranches. The first tranche is subject to time vesting and vest fully on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche but are also subject to the performance vesting with respect to completion of a liquidity event that results in specified returns, respective to each trache, on the Sponsors’ investment.
(2)	In the case of Mr. Wroe, awards of restricted securities are subject to time vesting and vest on the earliest to occur of (a) Mr. Wroe’s “retirement” (as defined in the award agreement for Mr. Wroe), (b) a “change in control” (as defined in the award agreement for Mr. Wroe), and (c) June 2, 2009.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	12,193,439	$7.05	338,797
Equity compensation plans not approved by security holders	—	—	—

Option Exercises and Stock Vested

During fiscal year 2007, our named executive officers did not exercise any options.

The following table lists the number of restricted shares acquired and the value of those restricted shares by our named executive officers that vested in 2007:

	Number of Shares Acquired on Vesting	Value Realized on Vesting ($)
Thomas Wroe	—	—
Jeffrey Cote	—	—
Martha Sullivan	8,977	$65,532
Steve Major	—	—
Donna Kimmel	3,591	$26,214

Non-Qualified Deferred Compensation

None of our named executive officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Pension Benefits Table

The following table describes the estimated actuarial present value of accrued retirement benefits through the end of our 2007 fiscal year for each of our named executive officers. As described in the following table, Ms. Sullivan and Mr. Dane are eligible to participate in our Employees Pension Plan and Supplemental Pension Plan. For more information about these plans, see “Compensation Discussion and Analysis—Retirement and Other Benefits” above.

See Note 12 to the financial statements included within this report for a discussion of the relevant assumptions and valuation methods used for the present value calculations presented in the table below.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)	Payments During Last Fiscal Year ($)
Thomas Wroe	—	—	—	—

Jeffrey Cote	—	—	—	—

Martha Sullivan	Employees Pension Plan Supplemental Pension Plan	22 22	$344,920 $628,170	$0 $0

Steve Major	Employees Pension Plan Supplemental Pension Plan	23 23	$337,383 $178,841	$0 $0

Donna Kimmel	—	—	—	—

Potential Payments upon Termination or Change in Control

The following table describes the compensation payable to each of our named executive officers in the event we terminate their employment with us in circumstances of involuntary termination, voluntary termination, death or disability, or a change in control. The table below reflects amounts payable to our named executive officers assuming their employment was terminated on December 31, 2007.

Name	Type of Payment	Termination Without Cause or Resignation For Good Reason
Thomas Wroe.	Base Salary Bonus Health and Welfare Benefits	$1,000,080 $1,200,000 $4,766	(1) (2)

Jeffrey Cote	Base Salary Bonus Health and Welfare Benefits	$350,040 $312,500 $11,999

Martha Sullivan	Base Salary Bonus Health and Welfare Benefits	$385,080 $270,000 $12,009

Steve Major	Base Salary Bonus Health and Welfare Benefits	$254,340 $175,000 $11,924

Donna Kimmel	Base Salary Bonus Health and Welfare Benefits	$227,700 $110,000 $4,876

(1)	Represents an amount equal to two years of Mr. Wroe’s current annual base salary of $500,040. In the event of termination of Mr. Wroe’s employment by us without cause or his resignation for good reason, he is entitled to receive severance in an amount equal to two years of his annual base salary at the time of his termination to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated.
(2)	Represents an amount equal to the sum of the annual bonus paid to Mr. Wroe in each of the two years immediately preceding the date he is terminated to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated.

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

Termination with cause, resignation without good reason, death or disability. Pursuant to the terms of the employment agreements with our named executive officers, if any of our named executive officers is terminated by us with “cause,” if such named executive officer terminates his or her employment with us without “good reason” or such named executive officer’s employment with us is terminated due to such named executive officer’s death or “disability” (as those terms are defined in the agreements) during the employment term, the named executive officer will be entitled to (i) his or her base salary through the date of termination and (ii) any bonus amounts to which he or she is entitled determined by reference to years that ended on or prior to the date of termination.

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

Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan. Pursuant to the MSPP, unless otherwise specified in an individual award agreement, if a participant in MSPP ceases to be employed by us or any of our subsidiaries for any reason, we have the option, but not the obligation, to purchase all or any portion of such participant’s restricted securities at a price per security equal to the fair market value, as determined in good faith by the management board of our parent, as of the anticipated closing date of the repurchase. This repurchase option terminates on the first to occur of a “change in control” or an “initial public offering” (as such terms are defined in MSPP).

For purposes of both MOP and MSPP, a “change in control” generally means (i) any transaction or series of transactions following which our equity sponsors or their respective affiliates cease to have more than 50% of the total voting power or economic interest in us or our parent, and (ii) a sale or disposition of all or substantially all of the assets of our parent, us and our subsidiaries on a consolidated basis, provided that such transaction shall be considered a “change in control” if as a result the Sponsors cease to have the power to elect a majority of the board. An “initial public offering” generally means an initial public offering of the ordinary shares of our parent pursuant to an offering registered under the Dutch Act on the Supervision of Securities Transactions 1995 (Wet toezicht effectenverkeer 1995), the Securities Act of 1933, or any similar securities law applicable outside of the Netherlands or the United States.

Director Compensation

We did not pay any compensation to our non-employee directors in fiscal year 2007.

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

Name	Number of Ordinary Shares	Percent
Owning 5 percent or more:
Sensata Investment Company S.C.A.(1)(2)(3)	144,029,636	99.8%
Directors and Named Executive Officers:
Thomas Wroe(4)	145,936	0.1%
Robert Kearney(5)	36,545	*
Martha Sullivan(6)	42,613	*
Richard Dane, Jr.(7)	21,818	*
Donna Kimmel(8)	18,136	*
Michael Ward(9)	—	*
Stephen Zide(9)	—	*
Paul Edgerley(9)	—	*
Ed Conard(9)	—	*
Walid Sarkis(9)	—	*
John Lewis(3)	—	*
All directors and executive officers as a group (14 persons)(9)	282,504	0.2%

*	Less than 1 percent.
(1)	Entities associated with Bain Capital (described in Note 2 below) and CCMP (described in Note 3 below) hold 89.6 percent and 10.1 percent, respectively, of the equity interests of Sensata Investment Company S.C.A. (“SCA”), an entity organized in Luxembourg. Because of the relationships described in (2) below and the governing arrangements of SCA, Bain Capital Investors, LLC (“BCI”) may be deemed to have voting and dispositive power with respect to the shares held by SCA, but it disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
(2)	Bain Capital Fund VIII, L.P. (“Fund VIII”), Bain Capital VIII Coinvestment Fund, L.P. (“Coinvestment VIII”), Bain Capital Fund VIII-E, L.P. (“Fund VIII-E”), Bain Capital Fund IX, L.P. (“Fund IX”), Bain Capital IX Coinvestment Fund, L.P. (“Coinvestment IX”), BCIP Associates III (“BCIP III”), BCIP Trust Associates III (“BCIP Trust III”), BCIP Associates III-B (“BCIP III-B”), BCIP Trust Associates III-B (“BCIP Trust III-B”) and BCIP Associates-G (“BCIP-G”) together hold the majority of the equity of SCA. BCI is the managing general partner of BCIP III, BCIP Trust III, BCIP III-B, BCIP Trust III-B and BCIP-G. BCI is also the general partner of Bain Capital Partners IX, L.P., which is the general partner of Fund IX and Coinvestment IX; Bain Capital Partner VIII, L.P., which is the general partner of Fund VIII and Coinvestment IX; and Bain Capital Partners VIII-E, which is general partner of Fund VIII-E. The address of each entity is 111 Huntington Avenue, Boston, MA 02199.
(3)	Asia Opportunity Fund II L.P. (“Asia Fund II”) and AOF II Employee Co-invest Fund, L.P. (“AOF II”) hold 10.0 percent and 0.1 percent, respectively, of the equity interests of SCA. CCMP Asia Equity Partners II, L.P. is the general partner of Asia Fund II and AOF II. CCMP Capital Asia Ltd is the fund manager to Asia Fund II and AOF II. Mr. Lewis is a Partner of CCMP Capital Asia, and he disclaims the beneficial ownership of these shares, except to the extent of his pecuniary interest in such shares. The address of each entity associated with CCMP is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, Mary Street, George Town, Grand Cayman, Cayman Islands. The address for Mr. Lewis is c/o Suite 3003 30/F One International Finance Center, 1 Harbour View Street, Central, Hong Kong.
(4)	Includes 93,818 ordinary shares that are held directly by SCA in a family trust established for the benefit of Mr. Wroe’s children.
(5)	All of Mr. Kearney’s ordinary shares are held directly by SCA.
(6)	Includes 33,636 ordinary shares that are held directly by SCA.
(7)	All of Mr. Dane’s ordinary shares are held directly by SCA.
(8)	Includes 14,545 ordinary shares that are held directly by SCA.

(9)	Messrs. Conard, Edgerley, Ward and Zide are each a managing director and member of BCI and therefore may be deemed to share voting and dispositive power with respect to all shares beneficially owned by the entities associated with Bain Capital (described in Note 2 above). Mr. Sarkis is a general partner of BCIP III and BCIP Trust III and therefore may be deemed to share voting and dispositive power with respect to shares beneficially owned by those entities. Each of these persons disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sensata’s written code of conduct includes provisions relating to “Fair Dealing”, including conflicts of interest. Pursuant to the code of conduct, the Board may be required to review and approve related party transactions in certain circumstances.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by The Nasdaq Stock Market LLC (“Nasdaq”). Each of our six non-employee directors, Messrs. Conard, Edgerly, Lewis, Sarkis, Ward and Zide, may qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)(15) of the Nasdaq Marketplace rules. In this regard, we note that we do not believe that the payments we have made to Bain Capital in our last three fiscal years have exceeded 5% of Bain Capital’s consolidated gross revenues in any of those years. Our audit committee and our ECG committee are comprised of Messrs. Ward and Zide, both of whom may qualify as an independent director under Nasdaq’s definition of independent director. Note that under Rule 4350(c)(5) of the Nasdaq Marketplace Rules, we would be considered a “controlled company” because more than 50% of our voting power is held by another company. Accordingly, even if we were a listed company on Nasdaq, we would not be required to maintain a majority of independent directors on our board.

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

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into a selling administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, but with some exceptions, expired April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For fiscal year 2007 and the period April 27, 2006 to December 31, 2006, the Company incurred $10.5 million and $21.1 million of costs under these administrative arrangements. As of June 30, 2007, the Company was no longer relying on TI for many of the information technology services outlined in the Transition Services Agreement.

Cross-License Agreement

In connection with the Acquisition, the Company entered into a cross-license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the Company and TI grant the other party a license to use certain technology used in connection with the other party’s business.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for transaction services, ongoing consulting management advisory and other services (the “Advisory Agreement”). Pursuant to this agreement, the Company paid an aggregate of $30.0 million to the Sponsors in connection with the costs of the Acquisition for investment banking and transaction services. In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay the Sponsors an aggregate annual fee of $4.0 million per year (“Periodic Fees”), which is payable quarterly in advance. For fiscal year 2007 and the period April 27, 2006 to December 31, 2006, the Company has recorded $4.0 million and $2.7 million of expenses in the accompanying statement of operations.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the FTAS and the SMaL acquisitions, the Company paid advisory fees of $900 thousand and $114 thousand, respectively to the Sponsors. In connection with the acquisition of Airpax, the Company paid advisory fees of $2,755 thousand to the Sponsors. The Advisory Agreement also requires the Company to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from the Advisory Agreement. The Advisory Agreement continues in full force and effect until April 26, 2016, renewable, unless terminated, in one year extensions; provided, however, that Bain Capital may cause the agreement to terminate upon a change of control or initial public offering. In the event of the termination of the Advisory Agreement, the Company shall pay each of the Sponsors any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until April 26, 2016 or any extension period.

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

(Amounts in thousands)	Basis of Allocation	For the period from January 1, 2006 to April 26, 2006	Year ended December 31, 2005
Types of expenses:
Employee benefits	Headcount	$3,703	$11,110
Corporate support functions	Revenue	5,868	17,344
IT services	Headcount	2,394	7,658
Facilities	Square footage	1,994	5,983

Total		$13,959	$42,095

Intercompany sales to TI were approximately $1.1 million and $5.3 million for the Predecessor period from January 1, 2006 to April 26, 2006 and the year ended December 31, 2005, respectively, primarily for test hardware used in TI’s semiconductor business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal years 2007 and 2006. All fees shown below were pre-approved by our Audit Committee in accordance with established procedures.

(In thousands)	2007	2006
Audit Fees	$3,853	$5,203
Audit-Related Fees	342	25
Tax Fees	518	94
All Other Fees	—	—

Total	$4,713	$5,322

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated and combined financial statements of Sensata Technologies B.V. are included in this annual report:

Report of Independent Registered Public Accounting Firm	84

Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006	85

Consolidated and Combined Statements of Operations for the year ended December 31, 2007, the periods from April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005	86

Consolidated and Combined Statements of Cash Flows for the year ended December 31, 2007, the periods from April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005	87

Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment for the year ended December 31, 2007, the periods from April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005	88

Notes to Consolidated and Combined Financial Statements	89

2.	Financial Statement Schedules

The following consolidated and combined financial statement schedule is included in this annual report.

Schedule II — Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated and combined financial statements or the notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description

3.1	Articles of Association of Sensata Technologies B.V. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.2	Certificate of Incorporation of S&C 1 (U.S.), Inc. (now known as Sensata Technologies, Inc.) (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.3	Amended and Restated Bylaws of Sensata Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.4	Articles of Association of Sensata Technologies Holding Company US, B.V. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.5	Articles of Association of Sensata Technologies Holland, B.V. (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.6	Articles of Association of Sensata Technologies Holding Company Mexico, B.V. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.7	Deed of Incorporation of C & S Controladora de México, S. de R.L. de C.V. (now known as Sensata Technologies de México, S. de R.L. de C.V.) (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

Exhibit No.	Description
3.8	Bylaws of Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.9	58th Amendment to the Articles of Organization of Texas Instrumentos Electronicos do Brasil Ltda. and Articles of Organization of Sensata Technologies Sensores e Controles do Brasil Ltda. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.10	Articles of Incorporation of Sensata Technologies Japan Limited (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.11	Articles of Incorporation of Sensors and Controls (Korea) Limited (now known as Sensata Technologies (Korea) Limited) (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.12	Articles of Incorporation of Sensors and Controls Holdings (Korea) Limited (now known as Sensata Technologies Holdings (Korea) Limited) (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.13	Memorandum and Articles of Association of Sensata S&C Acquisition Sdn. Bhd. (incorporated by reference to Exhibit 3.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.14	Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC (incorporated by reference to Exhibit 3.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.15	Limited Liability Company Agreement of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.16	Certificate of Amendment to Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.17	Deed of Name Change of C & S Controladora de México, S. de R.L. de C.V. to Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.17 to Amendment No.1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

4.1	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the senior notes (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.2	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the senior subordinated notes (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.3	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% dollar senior notes (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.4	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% euro senior subordinated notes (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.1	Credit Agreement, dated April 27, 2006, among Sensata Technologies B.V.,
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

10.2	Guaranty, dated May 15, 2006, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.3	Domestic Guaranty, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.4	Foreign Guaranty, dated April 27, 2006, made by each of Sensata Technologies Holding Company U.S., B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Sensores e Controls do Brasil Ltda., Sensata Technologies Japan Limited, Sensors and Controls (Korea) Limited, Sensata Technologies Holding Korea Limited, S&C Acquisition Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.5	Domestic Security Agreement, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC and Sensata Technologies, Inc. to Morgan Stanley & Co. Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.6	Asset and Stock Purchase Agreement between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.7	Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

10.8	Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.9	Transition Services Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.10	Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.11	Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.12	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.13	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.14	Securityholders Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates that are parties thereto, Asia Opportunity Fund II, L.P and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.15	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.16	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.17	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Richard Dane, Jr (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.18	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Steve Major (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.19	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Jean-Pierre Vasdeboncoeur (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.20	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Robert Kearney (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.21	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Donna Kimmel (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.22	Advisory Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Technologies B.V, Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Bain Capital, Ltd. and CCMP Capital Asia Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.23	Amendment No. 1 to Advisory Agreement, dated December 19, 2006, between Sensata Technologies B.V. and Bain Capital Partners, LLC. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.24	Investor Rights Agreement, dated April 27, 2006, among Sensata Management Company S.A., Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., funds managed by Bain Capital Partners, LLC or its affiliates, certain Other Investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.25	Supply and Purchase Agreement, dated October 17, 2005, between Engineered Material Solutions, Inc. and Texas Instruments Incorporated (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.26	Consignment Agreement, dated as of October 22, 2006, between HSBC Bank USA,
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

10.29	Employment Agreement, dated November 30, 2006, between Sensata Technologies, Inc. and Jeffrey Cote. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).

10.30	Stock Purchase Agreement, dated June 8, 2007, by and among Airpax Holdings, Inc., the stockholders of Airpax Holdings, Inc., William Blair Capital Partners VII QP, L.P., as Stockholders’ Representative and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.30 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).

10.31	Senior Subordinated Term Loan Agreement, dated as of July 27, 2007 among Sensata Technologies B.V. and Sensata Technologies Finance Company LLC, Morgan Stanley Senior Funding, Inc. and Other Leaders Party Hereto (incorporated by reference to Exhibit 10.31 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).

12.1	Computation of ratio of earnings to fixed charges (incorporated by reference to Exhibit 12.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

14.1	Code of Conduct. (Incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).

21.1	Subsidiaries of Sensata Technologies B.V.**

24.1	Powers of Attorney (included in signature pages).

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. **

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sensata Technologies B.V.

We have audited the accompanying consolidated balance sheets of Sensata Technologies B.V. (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for the year ended December 31, 2007 and the period from April 27, 2006 (inception) to December 31, 2006 and the combined statements of operations, changes in TI’s net investment and cash flows of the Sensors and Controls Business of Texas Instruments Incorporated (the Business) for the period from January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005. Our audits also included the financial statement schedule listed in the index at item 15(a)2. These consolidated and combined financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s or the Business’ internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s or the Business’ internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies B.V. at December 31, 2007 and 2006, the consolidated results of its operations and its cash flows for the year ended December 31, 2007 and the period from April 27, 2006 (inception) to December 31, 2006, and the combined results of operations and cash flows of the Sensors and Controls Business of Texas Instruments Incorporated for the period from January 1, 2006 to April 26, 2006 and the year ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated and combined financial statements, in 2007 Sensata Technologies B.V. adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 12 to the consolidated and combined financial statements, in 2006 Sensata Technologies B.V. adopted Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)”. As discussed in Note 2 to the consolidated and combined financial statements, in 2005 the Sensors and Controls Business of Texas Instruments Incorporated adopted SFAS No. 123 (Revised 2004), “Share-Based Payment”.

/S/    ERNST & YOUNG LLP

Boston, Massachusetts

February 14, 2008

SENSATA TECHNOLOGIES B.V.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

	December 31, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$60,057	$84,753
Accounts receivable, net of allowances of $9,069 and $5,187 at December 31, 2007 and December 31, 2006, respectively	212,234	191,341
Inventories	155,742	115,855
Deferred income tax assets	6,866	5,230
Prepaid expenses and other current assets	22,875	35,674
Assets held for sale	1,634	2,134

Total current assets	459,408	434,987
Property, plant and equipment, net	268,373	246,354
Goodwill	1,559,997	1,442,726
Other intangible assets, net	1,181,214	1,175,124
Deferred income tax assets	2,169	1,605
Deferred financing costs	61,717	67,599
Other assets	22,613	3,897

Total assets	$3,555,491	$3,372,292

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,919	$15,203
Accounts payable	126,593	79,362
Income taxes payable	3,277	15,077
Accrued expenses and other current liabilities	121,428	96,561
Accrued profit sharing	8,452	5,984
Deferred income tax liabilities	3,770	1,291

Total current liabilities	279,439	213,478
Deferred income tax liabilities	94,794	39,357
Pension and post-retirement benefit obligations	31,915	30,519
Capital lease obligation	29,982	30,383
Long-term debt, less current portion	2,516,579	2,227,047
Other long-term liabilities	36,461	6,876
Commitments and contingencies

Total liabilities	2,989,170	2,547,660
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at December 31, 2007 and 2006	22	22
Additional paid-in capital	1,047,829	1,045,814
Accumulated deficit	(465,482)	(212,304)
Accumulated other comprehensive loss	(16,048)	(8,900)

Total shareholder’s equity	566,321	824,632

Total liabilities and shareholder’s equity	$3,555,491	$3,372,292

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Operations

(Thousands of U.S. dollars)

	Successor		Predecessor
	For the year ended	For the periods		For the year ended
	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	December 31, 2005

Net revenue	$1,404,013	$798,507	$375,600	$1,060,671
Operating costs and expenses:
Cost of revenue	956,333	538,867	255,456	701,479
Research and development	45,062	21,051	8,802	32,176
Acquired in-process research and development	5,700	—	—	—
Selling, general and administrative	292,862	175,107	39,780	102,104

Total operating costs and expenses	1,299,957	735,025	304,038	835,759

Profit from operations	104,056	63,482	71,562	224,912
Interest expense	(191,161)	(165,160)	(511)	(105)
Interest income	2,574	1,567	—	—
Currency translation (loss) / gain and other, net	(105,474)	(63,633)	115	—

(Loss) / income before taxes	(190,005)	(163,744)	71,166	224,807
Provision for income taxes	62,504	48,560	25,796	81,390

Net (loss) / income	$(252,509)	$(212,304)	$45,370	$143,417

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Cash Flows

(Thousands of U.S. dollars)

	Successor		Predecessor
	For the year ended	For the periods		For the year ended
	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	December 31, 2005

Cash flows from operating activities:
Net (loss) / income	$(252,509)	$(212,304)	$45,370	$143,417
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	58,253	28,448	8,531	28,700
Amortization of deferred financing costs	9,640	11,518	—	—
Currency translation loss on Deferred Payment Certificates and debt	111,946	65,519	—	—
Accrued non-cash interest on Deferred Payment Certificates	—	44,581	—	—
Share-based compensation	2,015	1,259	1,070	2,900
Amortization of intangible assets and capitalized software	131,129	82,740	1,078	2,458
Turn-around effect of inventory step-up to fair market value	4,454	25,017	—	—
Loss / (gain) on sale and disposal of assets	457	235	480	(1,143)
Deferred income taxes	43,510	30,148	6,340	3,952
Non-cash charge for acquired in-process research and development	5,700	—	—	—
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	4,693	4,129	(20,980)	(10,935)
Inventories	(19,209)	(8,459)	(9,130)	1,079
Prepaid expenses and other current assets	5,948	8,098	(43)	3,860
Accounts payable and accrued expenses	45,859	30,903	7,748	4,132
Income taxes payable	(1,079)	13,413	—	—
Accrued profit sharing and retirement	4,821	3,726	(3,527)	(5,146)
Other	(350)	935	3,662	2

Net cash provided by operating activities	155,278	129,906	40,599	173,276
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(66,749)	(29,630)	(16,705)	(42,218)
Proceeds from sale of assets	123	—	—	4,661
Acquisition of the S&C business, net of cash received	—	(3,021,104)	—	—
Acquisition of FTAS business	419	(91,809)	—	—
Acquisition of SMaL business	(11,982)	—	—	—
Acquisition of Airpax business, net of cash received	(277,521)	—	—	—
Acquisition of other businesses, net of cash received	—	—	—	(18,948)

Net cash used in investing activities	(355,710)	(3,142,543)	(16,705)	(56,505)
Cash flows from financing activities:
Proceeds from issuance of U.S. term loan facility	—	950,000	—	—
Proceeds from issuance of Euro term loan facility	—	495,455	—	—
Proceeds from issuance of Euro term loan	195,010	—	—	—
Proceeds from issuance of Senior Notes	—	450,000	—	—
Proceeds from issuance of Senior Subordinated Notes	—	301,605	—	—
Payments on U.S. term loan facility	(9,500)	(4,750)	—	—
Payments on Euro term loan facility	(5,548)	(2,101)	—	—
Payments on capitalized lease	(468)	(256)	(96)	—
Payments of debt issuance cost	(3,758)	(79,117)	—	—
Proceeds from issuance of Deferred Payment Certificates	—	768,298	—	—
Proceeds from issuance of Ordinary Shares	—	216,699	—	—
Capital contribution from Sensata Technologies Intermediate Holding	—	1,557	—	—
Net transfers to Texas Instruments		—	(23,798)	(116,771)

Net cash provided by / (used in) financing activities	175,736	3,097,390	(23,894)	(116,771)

Net change in cash and cash equivalents	(24,696)	84,753	—	—
Cash and cash equivalents, beginning of period	84,753	—	—	—

Cash and cash equivalents, end of period	$60,057	$84,753	$—	$—

Supplemental cash flow items:
Cash paid for interest	$173,174	$81,453	$511	$105
Cash paid for income taxes	$25,838	$4,435	$—	$—
Non-cash financing activity—Attleboro facility capital lease	$—	$—	$—	$31,233

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment

(Thousands of U.S. dollars)

TI’s Net Investment
Predecessor
Balance December 31, 2004	$326,127
Net income	143,417
Share-based compensation	2,900
Net cash remitted to TI	(116,771)

Balance December 31, 2005	355,673
Net income	45,370
Share-based compensation	1,070
Net cash remitted to TI	(23,798)

Balance April 26, 2006	$378,315

	Ordinary Shares		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity	Comprehensive Loss
	Number	Nominal Value
Successor
Balance April 27, 2006 (inception)	—	$—	$—	$—	$—	$—
Capitalization of Successor	180	22	216,677	—	—	216,699
Capital contribution	—	—	1,557	—	—	1,557
Retirement of Deferred Payment Certificates	—	—	826,321	—	—	826,321
Share-based compensation	—	—	1,259	—	—	1,259
Comprehensive loss:
Net loss	—	—	—	(212,304)	—	(212,304)	$(212,304)
Other comprehensive loss:
Unrealized loss on derivative instruments designated and qualifying as cash flow hedges, net of tax	—	—	—	—	(2,490)	(2,490)	(2,490)

Other comprehensive loss							(2,490)

Comprehensive loss							$(214,794)

Adjustment to initially apply SFAS No. 158	—	—	—	—	(6,410)	(6,410)

Balance December 31, 2006	180	22	1,045,814	(212,304)	(8,900)	824,632
Share-based compensation	—	—	2,015	—	—	2,015
Adjustment to initially apply FIN 48	—	—	—	(669)	—	(669)
Pension adjustment (Note 12)	—	—	—	—	(732)	(732)
Comprehensive loss:
Net loss	—	—	—	(252,509)	—	(252,509)	$(252,509)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax	—	—	—	—	(2,945)	(2,945)	(2,945)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax	—	—	—	—	(3,580)	(3,580)	(3,580)
Amortization of actuarial net loss included in net periodic pension cost, net of tax	—	—	—	—	109	109	109

Other comprehensive loss							(6,416)

Comprehensive loss							$(258,925)

Balance December 31, 2007	180	$22	$1,047,829	$(465,482)	$(16,048)	$566,321

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation

Description of Business

Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”) is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct wholly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct wholly owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by Bain Capital Partners, LLC (“Bain”), a leading global private investment firm, co-investors (Bain and co-investors collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006, investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “Acquisition” or “Sensata Acquisition”). The Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

Sensata was incorporated by the Sponsors in the Netherlands in 2005 and conducts its business through subsidiary companies which operate business and product development centers in the United States, the United Kingdom, the Netherlands and Japan; and manufacturing operations in Brazil, China, Korea, Malaysia, Mexico, the Dominican Republic and the United States. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation. Sensata is a global designer and manufacturer of sensors and controls and has manufacturing operations in the Americas and Asia.

The sensors business includes pressure sensors and transducers for the automotive, heating, ventilation, air conditioning and industrial markets. These products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Pressure sensors for vehicle stability and fuel injection improve safety and performance by reducing vehicle emissions and improving gas mileage.

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

Certain reclassifications have been made to prior Successor and Predecessor periods to conform to current period presentation.

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

Predecessor Basis of Presentation

As previously described, the operations of S&C were under the control of TI through April 26, 2006. For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of S&C were derived from the consolidated financial statements of TI using the historical results of operations and the historical cost bases of assets and liabilities of TI’s S&C reportable operating business segment, excluding the radio frequency identification (RFID) systems business which had been operated as a part of that segment.

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

TI’s investment in the S&C business is shown as TI’s net investment, in lieu of shareholder’s equity, in the combined financial statements because no direct ownership relationship existed among the entities that comprised the S&C business. All intercompany balances and transactions between the entities that comprised the S&C business, as described above, have been eliminated. TI used a centralized approach to cash management and the financing of its operations. Cash deposits from the S&C business were transferred to TI on a regular basis and are netted against TI’s net investment account. Accordingly, none of TI’s cash, cash equivalents or debt has been allocated to the S&C business in the combined financial statements.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Cash and Cash Equivalents

Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of change in value. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to the Company’s customers and collection of sales proceeds is reasonably assured. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. Sales returns have not historically been significant to the Company’s revenues and have been within estimates made by management.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). This Statement replaces SFAS No. 123, Accounting for Stock Compensation (“SFAS 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock units, be measured at fair value and recognized as compensation expense over the requisite service period.

Prior to July 1, 2005, TI accounted for awards granted under those plans following the recognition and measurement principles of APB 25, and related interpretations. No compensation cost was reflected in the S&C business operations for stock options, as all options granted under those plans had exercise prices equal to the market value of the underlying common stock on the date of the grant (except options granted under TI’s employee stock purchase plans). Compensation cost was recognized for restricted stock units (“RSUs”).

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

The effect on the S&C business for the year ended December 31, 2005, from TI’s adoption of SFAS 123(R) as of July 1, 2005, was an increase in share-based compensation expense recognized in selling, general and administrative expense (“SG&A”) of $2,749 and a decrease in net income of $1,967.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

The total amount of recognized share-based compensation cost, related to outstanding RSUs applicable to the S&C business was $49 for the period January 1, 2006 to April 26, 2006 and $151 for the year ended December 31, 2005.

The estimated portion of share-based compensation expense (net of tax) that would have been recognized if the S&C business had applied the fair value recognition provisions of SFAS 123(R) was $3,839 for the year ended December 31, 2005. The estimate was based on the relative number of options granted to participating S&C employees to the total number of options granted to all TI employees. In the Predecessor period, share-based compensation expense has not been allocated to the various segments but is reflected in corporate activities and other.

All options under the Predecessor’s plans were settled in cash effective on the date of the Acquisition and certain employees received new grants of share-based awards. For the Successor period, the expense recognized under SFAS 123(R) was $2,015 for the year ended December 31, 2007 and $1,259 for the period from April 27, 2006 to December 31, 2006, respectively.

Share-based compensation expense is recognized as a component of selling, general and administrative expense which is consistent with where the related employee costs are recorded. See further discussion of share-based payments in Note 13.

Foreign Currency

For financial reporting purposes, the functional currency of Sensata and each of its subsidiaries is the U.S. dollar. In certain instances the Company enters into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the income statement. The Company has recorded currency (losses) gains of $(105,085), $(63,617), $115 and $0 for the year ended December 31, 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and the year ended December 31, 2005, respectively.

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

The Company reports cash flows arising from the Company’s derivative financial instruments consistent with the classification of cash flows from the underlying hedged items that the derivatives are hedging. Accordingly, cash flows associated with the Company’s interest rate swaps, interest rate collars and commodity forward contracts are classified in cash flows from operating activities in the consolidated and combined statements of cash flows.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

The fair value of interest rate derivatives is based upon valuation models applied to current market information. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fell below or exceeded the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

The Company does not use derivative financial instruments for trading or speculation purposes.

The fair value of other financial instruments is determined by reference to market values resulting from an over-the-counter market or by obtaining market data for similar instruments with similar characteristics.

Advertising Costs

Advertising and other promotional costs are expensed as incurred, and were $1,233 for the year ended December 31, 2007, $547 for the period April 27, 2006 to December 31, 2006, $141 for the period January 1, 2006 to April 26, 2006, and $854 for the year ended December 31, 2005. At December 31, 2007 and 2006, no advertising costs were reported as assets in the Company’s consolidated balance sheets.

Goodwill and Other Intangible Assets

Companies acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. Under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. The Company evaluates goodwill and other intangible assets for impairment at the reporting unit level in the fourth quarter of each fiscal year. The Company establishes its reporting units based on an analysis of the components that comprise each of its operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, the Company utilizes a method that is consistent with the manner in which the amount of goodwill in a business combination is determined.

Goodwill: The Company performs an annual impairment review of goodwill unless events occur which trigger the need for earlier impairment review. Management’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of the business.

The Company performs an annual goodwill impairment test in the fourth quarter of each year. Management estimates the fair value of reporting units using discounted cash flow models based on the Company’s most recent long-range plan and giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. The Company then compares the estimated fair value to the net book value of each reporting unit, including goodwill. Preparation of forecasts of revenue growth and profitability for use in the long-range plan and the selection of the discount rate involve significant judgments. Changes to the forecasts or the discount rate selected could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.

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

Intangible assets: Identified intangibles, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its weighted estimated useful life. If that pattern cannot be reliably determined, then the Company amortizes the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license.

Impairment of definite-lived intangible assets: Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of the Company’s definite-lived intangible assets to be held and used are impaired. The recoverability of these assets are assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by using the appropriate income approach valuation methodology.

Impairment of indefinite-lived intangible assets: The Company performs an annual impairment review of its indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires Management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. The recoverability of these assets are assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by using the appropriate income approach methodology.

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 6 to 10 years). In connection with the original issuance of the term loans under the Company’s Senior Secured Credit Facility and the Senior and Senior Subordinated Notes, the Company recorded deferred financing cost of $78,590. Additional financing costs of $527 and $3,758 were incurred in connection with the acquisitions of First Technology Automotive and Special Products (“FTAS”) and Airpax Holdings Inc. (“Airpax”), respectively. Amortization of these costs is included as a component of interest expense in the consolidated and combined statements of operations and amounted to $9,640 and $11,518, respectively, for the year ended December 31, 2007 and the period from April 27, 2006 (inception) to December 31, 2006. Included in the $11,518 is a charge for the write-off of fees paid for an unused bridge-loan facility from the Acquisition of $6,750. Deferred financing costs recognized in the consolidated balance sheets were $61,717 and $67,599 as of December 31, 2007 and December 31, 2006, respectively. The Company did not have any deferred financing costs prior to April 27, 2006. As a result, there was no amortization of these costs in the Predecessor periods.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Income Taxes

The Company provides for income taxes utilizing the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse or settle. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in the consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.

Prior to the closing of the Acquisition, the taxable results of the S&C business were included in the consolidated U.S. federal income tax return and certain foreign income tax returns of TI. The income tax provisions and related deferred tax assets and liabilities have been determined as if the S&C business was a separate taxpayer. Deferred income taxes are provided for temporary differences between the book and tax bases of assets and liabilities.

Pension and Other Post-Retirement Benefit Plans

The Company sponsors various pension and other post-retirement benefit plans covering its employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by the Company. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) loss. If total net (gain) loss included in accumulated other comprehensive loss exceeds a threshold of 10 percent of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate, Management considers rates of return on high quality fixed-income investments included in various published bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

To determine the expected return on plan assets, the Company considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and the Company’s investment strategy and asset mix with respect to the plans’ funds.

The rate of increase in healthcare costs directly impacts the estimate of the Company’s future obligations in connection with its post-employment medical benefits. The Company’s estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plans.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, (“SFAS 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements effective as of the fiscal year ending December 31, 2007 for non-public and entities with public debt only, with early adoption encouraged. Effective December 31, 2006, the Company early adopted SFAS 158 and began to fully recognize its retirement and postretirement plan obligations on its statement of financial position. See Note 12 for further discussion.

TI managed its employee benefit plans on a consolidated basis and, as a result, the combined statements of operations for the periods January 1, 2006 to April 26, 2006 and the year ended December 31, 2005 include an allocation of the costs of the TI employee benefit plans.

Allowance for Losses on Receivables

The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable losses in the receivable portfolio. The Company estimates the allowance on the basis of specifically identified receivables that are evaluated individually for impairment, and, to a lesser degree, a statistical analysis of the remaining receivables based upon historical losses. Customers are generally not required to provide collateral for purchases.

During fiscal year 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and fiscal year 2005, provisions to the allowance for doubtful accounts, recognized within selling, general and administrative expense, totaled $2,565, $371, $743 and $919, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2007 and 2006 were as follows:

	2007	2006
Prepaid value-added tax	$5,845	$25,244
Non-trade receivables	3,888	1,450
Other	13,142	8,980

	$22,875	$35,674

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-progress and finished goods is determined based on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. The Company conducts quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value. Inventory is written off in the period in which disposal occurs.

Property, Plant and Equipment and Other Capitalized Costs

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. Leasehold improvements are amortized using the straight-line method over the shorter of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

the remaining lease term or the estimated economic useful lives of the improvements. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense associated with capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

Prior to January 1, 2006 the Predecessor depreciated its property, plant and equipment primarily on the 150 percent declining balance method. Effective January 1, 2006, the S&C business adopted the straight-line method of depreciation for all property, plant and equipment. The Predecessor believed the straight line method better reflected the actual pattern of benefit obtained from its property, plant and equipment. Under the provisions of SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3, which became effective as of January 1, 2006, a change in depreciation method is treated as a change in estimate. The impact of this change was a decrease in the Predecessor’s depreciation expense of $1,400 and an increase in the Predecessor’s net income of $910 in the period from January 1, 2006 to April 26, 2006. The effect of the change in depreciation method was reflected on a prospective basis beginning January 1, 2006, and prior period results were not restated.

Accumulated Other Comprehensive Loss

At December 31, 2007 and 2006, the accumulated other comprehensive loss balances were as follows:

	2007	2006
Net unrealized loss on derivatives	$(5,435)	$(2,490)
Defined benefit pension and retiree healthcare plans	(10,613)	(6,410)

	$(16,048)	$(8,900)

Amounts recorded in accumulated other comprehensive loss are net of tax of $0.

The adjustment for initially applying SFAS 158 was recorded to accumulated other comprehensive loss for $6,410 as of December 31, 2006.

For all periods prior to the closing of the Acquisition, accumulated other comprehensive loss has been presented as a component of TI’s net investment and has not been set forth separately due to the centralized nature of TI’s hedging program.

3. New Accounting Standards

In December 2007, the SEC issued SAB 110. SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

circumstances including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. The Company concluded that it will avail the option to continue to use the simplified method and will include in its disclosures reasons for such application until sufficient historical data becomes available.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations (“SFAS 141”), some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) also requires additional disclosure of information surrounding a business combination, such that users of the entity’s financial statements can fully understand the nature and financial impact of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for the Company. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company will adopt this standard on January 1, 2009 but does not believe SFAS 160 will have any impact on its financial position or results of operations since it does not currently hold any minority interest in its subsidiaries.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumption for pricing an asset or liability as well as consideration of ongoing performance. The provisions of SFAS 157 are effective for the fiscal year beginning after November 15, 2007, or January 1, 2008 for the Company, and should be applied prospectively as of the beginning of the fiscal year in which the statement is adopted. In February 2008, the FASB decided to defer the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company will adopt SFAS 157 for its fiscal year beginning January 1, 2008. The Company believes that SFAS 157 will not have a material impact on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 for the Company. Early adoption was permitted as of the beginning of the Company’s fiscal year ending December 31, 2007 provided that the Company elected to apply the provisions of SFAS 157. SFAS 159 should not be applied retrospectively to fiscal years beginning prior to the effective date, except in the case of early adoption of SFAS 159. The Company will adopt SFAS 159 for its fiscal year beginning January 1,

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

2008. The Company believes that SFAS 159 will not have a material impact on its financial position or results of operation.

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

The Company has accounted for the Acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets acquired and liabilities assumed to be recorded at fair value with the excess recorded as goodwill. Goodwill of $1,381,500 recorded in relation to the Acquisition will be deductible for tax purposes.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Acquisition:

Accounts receivables	$185,074
Inventories	120,643
Prepaid expenses and other current assets	42,793
Property, plant and equipment	236,085
Other assets	4,337
Other intangible assets	1,206,264
Goodwill	1,406,354
Deferred income taxes	708
Accounts payable and accrued liabilities	(131,774)
Pension and post retirement obligations, net	(15,819)
Capitalized lease obligations	(31,087)
Other long-term liabilities	(2,474)

Fair value of net asset acquired, excluding cash and cash equivalents	3,021,104
Cash and cash equivalents	10,261

Fair value of net assets acquired	$3,031,365

Cash consideration and transaction fees and expenses	$3,031,365

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

The allocation of the purchase price is final and is based on management’s judgment after evaluating several factors, including actuarial estimates of pension liabilities, fair value estimates of liabilities assumed, and valuation assessments of tangible and intangible assets.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets with determinable lives, including completed technology, customer relationships, non-compete agreements, and a tradename. The Company believes that the Klixon® trade name has an indefinite life and therefore will be assessed on an annual basis for impairment. Intangible assets associated with the S&C Acquisition consist of the following:

		Weighted- average lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$225,200	16
Customer relationships	897,800	10
Non-compete agreements	23,400	6

	1,146,400	11

Intangible Asset with Indefinite Life:
Klixon® tradename	59,100

	$1,205,500

Included in the intangible asset value of $1,206,264 is $764 of capitalized software.

The Company has concluded there is no residual value associated with the acquired intangible assets above.

The Company has recognized the fair value of certain assets and liabilities, each totaling $1,425, representing an indemnification from TI of certain pre-acquisition tax liabilities and the related tax liabilities, respectively.

First Technology Automotive and Special Products

On December 19, 2006, the Company acquired 100% of the outstanding stock of FTAS business from Honeywell International Inc. (“Honeywell”) for $88.5 million plus fees and expenses (the “FTAS Acquisition”). FTAS designs, develops and manufacturers automotive sensors (cabin comfort and safety and stability controls), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. FTAS’s products are sold to automotive original equipment manufacturers (“OEMs”), Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. The Company believes the acquisition of FTAS enhances existing customer relationships and motor protector and circuit breaker product offerings. The purchase price of $88.5 million, plus fees and expenses of $2.9 million, was funded by a Euro 73.0 million term loan ($95.4 million, at issuance), the terms of which are defined in the existing Senior Secured Credit Facility. The Consolidated and Combined Statement of Operations for the period April 27, 2006 to December 31, 2006 included the results of operations of FTAS from December 19, 2006 to December 31, 2006.

The Company has accounted for the FTAS Acquisition as a purchase in accordance with SFAS 141. Goodwill recorded in relation to the FTAS Acquisition is not deductible for tax purposes, since the companies

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

comprising the FTAS group were acquired in a stock purchase transaction, which did not establish tax basis in the entities’ goodwill.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the FTAS Acquisition:

Accounts receivable	$10,272
Inventories	11,640
Prepaid expenses and other current assets	1,453
Property, plant and equipment	8,933
Other assets	8,389
Other intangible assets	53,900
Goodwill	30,964
Deferred income taxes	(4,373)
Accounts payable and accrued liabilities	(18,471)
Other long-term liabilities	(11,317)

Fair value of net assets acquired	$91,390

Cash consideration and transaction fees and expenses	$91,390

The allocation of the purchase price is final and is based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and fair value estimates of liabilities assumed. The Company has recognized the fair value of certain assets and liabilities, each totaling $8,391, representing an indemnification from Honeywell of certain pre-acquisition tax liabilities and the related tax liabilities, respectively.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets, with determinable lives, including completed technology, customer relationships and non-compete agreements. Intangible assets associated with the FTAS Acquisition consist of the following:

		Weighted- average lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$11,400	13
Customer relationships	42,000	9
Non-compete agreements	500	3

	$53,900	10

The Company has concluded there is no residual value associated with the acquired intangible assets above.

SMaL Camera Technologies, Inc.

On March 14, 2007, Sensata Technologies, Inc. (“STI”), the Company’s primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation (“Cypress”), pursuant to an asset purchase agreement dated February 27, 2007 for $11.4 million plus

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

fees and expenses (the “SMaL Acquisition”), funded by cash on hand. The asset purchase agreement transferred various assets of Cypress including all of the shares of one of its wholly-owned subsidiaries, SMaL. SMaL is located in Cambridge, Massachusetts, employs approximately 25 people and provides cameras and camera subsystems to automotive Advanced Driver Assistance Systems. The Company believes that the acquisition of SMaL accelerates the time to market in the vision business and builds camera and imager expertise and credibility. The results of operations of SMaL are included in the Consolidated and Combined Statement of Operations for the year ended December 31, 2007 from the date of acquisition. The Company has accounted for the SMaL Acquisition as a purchase in accordance with SFAS 141. Goodwill recorded in relation to the SMaL Acquisition will not be deductible for tax purposes as it relates primarily to the acquired shares of SMaL.

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

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets, with determinable lives, including completed technology, customer relationships and non-compete agreements. Intangible assets associated with the SMaL Acquisition consist of the following:

		Weighted- average lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$640	11
Customer relationships	770	12
Tradename	200	12

	$1,610	11

The Company allocated $5,700 of the purchase price to in-process research and development projects. In-process research and development represents the valuation of acquired, to-be-completed research projects. The value assigned to purchased in-process research and development technology was determined by estimating the costs to develop the acquired technology into commercially reliable products, estimating the resulting net cash flows from the projects, and discounting the net cash flows to their present value. At the date of the acquisition, the development of these projects had not yet reached technological feasibility, and the research and development in process had no alternative future uses. Accordingly, these costs were charged to Acquired in-process research

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

and development in the Consolidated and Combined Statement of Operations for the year ended December 31, 2007. There were no material assets acquired which were utilized in research and development activities.

The Company has concluded there is no residual value associated with the acquired intangible assets above.

Airpax Holdings, Inc.

On July 27, 2007, STI acquired 100% of the outstanding stock of Airpax Holdings, Inc. (“Airpax”) from William Blair Capital Partners VII QP, L.P., (“William Blair”) and other stockholders for $276.8 million plus fees and expenses of $4.2 million (“Airpax Acquisition”). The Company believes the acquisition of Airpax provides the Company with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications, and further secures its position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets. The Airpax Acquisition was funded by a Euro 141.0 million term loan ($195.0 million, at issuance) and cash on hand. The results of operations of Airpax are included in the Consolidated Statement of Operations for the year ended December 31, 2007 from the date of acquisition. The Company has accounted for the Airpax Acquisition as a purchase in accordance with SFAS 141. Goodwill recorded in relation to the Airpax Acquisition is not deductible for tax purposes, since the companies comprising the Airpax group were acquired in stock purchase transactions, which did not establish tax basis in the entities goodwill.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Airpax Acquisition:

Accounts receivable	$25,234
Inventories	25,114
Prepaid expenses and other current assets	1,594
Property, plant and equipment	20,361
Other assets	1,009
Other intangible assets	128,880
Goodwill	118,684
Accounts payable and accrued expenses	(24,354)
Deferred income taxes	(12,206)
Capitalized lease obligation	(171)
Other long-term liabilities	(6,624)

Fair value of net assets acquired, excluding cash and cash equivalents	277,521
Cash and cash equivalents	3,498

Fair value of net assets acquired	$281,019

Cash consideration and transaction fees and expenses	$281,019

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price of the assets acquired and liabilities assumed will be completed when the valuations are completed and estimates are finalized, which is expected to occur during fiscal year 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets with determinable lives, including preliminary estimates of completed technologies, customer relationships, non-compete agreements, and a tradename. In addition, an amount totaling $9,370 has been allocated to the Airpax® tradename. The Company believes the Airpax tradename has an indefinite life and therefore will be assessed on an annual basis for impairment. Intangible assets associated with the Airpax Acquisition consist of the following:

		Weighted- average lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$31,570	15
Customer relationships	86,890	10
Non-compete agreements	330	2
Tradename	720	10

	119,510	11

Tradename with Indefinite Life:
Airpax®	9,370

	$128,880

The Company has determined based upon preliminary estimates there is no residual value associated with its acquired intangible assets above.

See Note 7 for further discussion of goodwill and other intangible assets.

The following unaudited pro forma financial information presents the results of operations as if the Sensata Acquisition, the FTAS Acquisition, the SMaL Acquisition and the Airpax Acquisition had occurred at the beginning of each period presented below. The pro forma results are not necessarily indicative of the results of operations that would have occurred had the transactions actually taken place on the first day of the respective periods, or of future results of operations.

	Pro Forma (Unaudited)
	Year ended December 31, 2007	Year ended December 31, 2006
Net revenue	$1,494,664	$1,365,259
Net loss	$(267,503)	$(300,180)

Included in the unaudited pro forma amounts for the periods shown above are additional expenses the Company would have incurred if the transactions occurred at the beginning of the period presented including (i) the interest expense (inclusive of the amortization of deferred financing fees) on the debt incurred to complete the Sensata Acquisition, the FTAS Acquisition and the Airpax acquisition, (ii) additional amortization of identifiable intangible assets acquired resulting from the application of purchase accounting, (iii) additional depreciation of property, plant and equipment based on the fair value adjustments resulting from the application of purchase accounting, (iv) expenses of $1,000 per quarter, reflecting management fees due to the Sponsors under a management agreement entered into in connection with the Sensata Acquisition, (v) share-based compensation

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions and Dispositions—(Continued)

expense related to the plans established in connection with the Sensata Acquisition and (vi) an adjustment to the provision for income taxes related to the above mentioned pro forma adjustments.

Included in the unaudited pro forma amounts for the year ended December 31, 2006 shown above are certain non-recurring expenses including (i) the turn-around effect of the inventory step-up to fair value of $25,017, (ii) interest on the DPCs of $44,581 and (iii) pre-acquisition costs related FTAS litigation settlement expenses not reflected in the Company’s operating results of $15,224.

Included in the unaudited pro forma amounts for the year ended December 31, 2007 shown above are certain non-recurring expenses including (i) a one time charge of $5,700 for acquired in process research and development related to the SMaL Acquisition and (ii) the turn-around effect of the inventory step-up to fair value of $4,454.

Predecessor Acquisitions and Dispositions

Acquisitions

In the fourth quarter of 2004, S&C business acquired, in the first part of the acquisition, certain assets and liabilities of a controls business in China for approximately $7,808 in cash. In the second quarter of 2005, S&C completed the second part of the acquisition with the additional payment of $4,974 in cash, and an obligation to pay an additional $840 over the next five years. Assets acquired included $1,681 in equipment, $521 in inventories, and intangible assets that had a fair value of $642 for customer relationships and a non-compete agreement, which had useful lives of four and five years, respectively. The excess of the purchase consideration plus acquisition costs of $367 over the net fair value of the tangible and identifiable intangible assets acquired, reflecting final purchase adjustments, resulted in goodwill of $11,145.

In June 2005, S&C business acquired certain assets and liabilities of the mass airflow sensor business (MAFS) of Pierburg GmbH (Pierburg) for approximately $12,920 in cash. The remainder of Pierburg’s MAFS assets was acquired in the fourth quarter of 2005 for an additional $1,067. The purchase included $147 of inventory and $4,378 of manufacturing equipment and tooling. Intangible assets for developed technology, patents, customer relationships, and a non-compete agreement had a fair value of $2,957 and was being amortized over 4-5 years. As of December 31, 2005, the excess of the purchase consideration plus acquisition costs of $432 over the net fair value of the tangible and identifiable intangible assets acquired resulted in goodwill of $6,937.

The results of operations of the acquired businesses have been included in the Company’s consolidated and combined results of operations since the respective dates of acquisition.

Dispositions

In the second quarter of fiscal year 2005, the S&C business sold certain assets, primarily a building, related to its operations in Japan for cash of $4,661 and recognized a gain of $1,143.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

5. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Depreciable Lives	December 31, 2007	December 31, 2006
Land	—	$20,255	$14,273
Buildings and improvements	2–40 years	116,668	91,616
Machinery and equipment	2–10 years	217,467	168,913

		354,390	274,802
Less accumulated depreciation		(86,017)	(28,448)

Total		$268,373	$246,354

Depreciation expense was $58,253 for fiscal year 2007, $28,448 for the period from April 27, 2006 to December 31, 2006, $8,531 for the period from January 1, 2006 to April 26, 2006, and $28,700 for fiscal year 2005, respectively.

At the date of the Sensata Acquisition, the FTAS Acquisition and the Airpax Acquisition, the Company recognized property, plant and equipment at fair value totaling $236,085, $8,933 and $20,361, respectively. Furthermore, the depreciable lives of certain of the Company’s tangible assets were adjusted to reflect their respective estimated economic useful lives as of the date of the acquisitions.

Property, plant and equipment is identified as held for sale when it meets the held for sale criteria of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company ceases recording depreciation on assets that are classified as held for sale. The Company classified assets associated with its manufacturing facility in Grand Blanc, Michigan as held for sale. The Company anticipates the sale of these assets to occur prior to December 31, 2008. These assets are attributed to the Company’s sensors reporting segment. At December 31, 2007 and December 31, 2006, the net carrying value of these assets was $1,634 and $2,134, respectively.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets. No interest was capitalized during the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and the fiscal year 2005. Capitalized interest during fiscal year 2007 was not material.

Property, plant and equipment include the following assets under capital leases:

	2007	2006
Property under capital leases	$30,774	$30,548
Accumulated amortization	(2,643)	(1,029)

Net property under capital leases	$28,131	$29,519

Amortization expense of assets recorded under capital leases is included in depreciation expense.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

6. Inventories

Inventories consist of the following:

	December 31, 2007	December 31, 2006
Finished goods	$67,809	$51,899
Work-in-process	21,126	17,164
Raw materials	66,807	46,792

Total	$155,742	$115,855

In connection with the Acquisition, the FTAS Acquisition and the Airpax Acquisition, the Company recorded inventory fair value adjustments of $24,571, $2,604 and $2,296 respectively. During the year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006, the turn-around effect of the fair value adjustment of $4,454 and $25,017, respectively was charged to cost of revenue. At December 31, 2007, inventories totaling $4,741 had been consigned to others.

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill, by segment from the acquisition date:

	Sensors	Controls	Total
Balance—December 31, 2005	$25,234	$11,145	$36,379
Activity	—	—	—

Balance—April 26, 2006	$25,234	$11,145	$36,379

Balance—April 27, 2006	$1,143,122	$269,648	$1,412,770
FTAS Acquisition	10,662	19,294	29,956

Balance—December 31, 2006	1,153,784	288,942	1,442,726
Sensata Acquisition—Purchase accounting adjustments	(5,190)	(1,226)	(6,416)
FTAS Acquisition—Purchase accounting adjustments	468	540	1,008
SMaL Acquisition	3,995	—	3,995
Airpax Acquisition	—	118,684	118,684

Balance—December 31, 2007	$1,153,057	$406,940	$1,559,997

As discussed in Note 4, goodwill attributed to the Airpax Acquisition reflects the Company’s preliminary allocation of purchase price to the estimated fair value of the assets acquired and liabilities assumed.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets—(Continued)

Definite-lived intangible assets have been amortized on a straight-line basis for the Predecessor period and on an accelerated or economic benefit basis over their estimated lives in the Successor period. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

	Weighted Average Life (Years)	December 31, 2007			December 31, 2006
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,810	$35,463	$233,347	$236,600	$13,149	$223,451
Customer relationships	10	1,027,460	176,364	851,096	938,000	69,132	868,868
Non-compete agreements	6	24,230	1,044	23,186	23,400	243	23,157
Tradename	10	920	46	874	—	—	—

	11	$1,321,420	$212,917	$1,108,503	$1,198,000	$82,524	$1,115,476

During fiscal year 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded amortization expense on its definite-lived intangibles of $130,393 and $82,524, respectively. During the period January 1, 2006 to April 26, 2006 and fiscal year 2005, the Predecessor recorded amortization expense on its definite-lived intangibles of $591 and $995, respectively. Amortization of these acquisition-related intangibles is estimated to be $147,825 in 2008, $153,608 in 2009, $145,946 in 2010, $134,217 in 2011 and $122,534 in 2012.

In connection with the Acquisition, the Company concluded that its Klixon® brand name is an indefinite lived intangible asset, as the brand has been in continuous use since 1927, and the Company has no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the brand name in the Company’s purchase price allocation.

In connection with the Airpax Acquisition, the Company concluded that its Airpax® brandname is an indefinite lived intangible asset, as the brand has been in continuous use since 1948 and the Company has no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the brand name in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the consolidated balance sheets include capitalized software licenses with gross carrying amounts of $5,193 and $764 and net carrying amounts of $4,241 and $548 as of December 31, 2007 and December 31, 2006, respectively. The weighted average life for the Capitalized Software is 2 years. The Company recorded amortization expense of $736 for fiscal year 2007 and $216 for the period from April 27, 2006 to December 31, 2006, respectively. The Predecessor recorded amortization expense of $487 for the period from January 1, 2006 to April 26, 2006, and $1,463 for the year ended December 31, 2005.

8. Restructuring Costs

Restructuring programs consist of the following:

2003 Plan

In fiscal year 2003, S&C announced a plan to move certain production lines from Attleboro, Massachusetts, to other sites in order to be geographically closer to customers and their markets and to reduce manufacturing

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

costs (“the 2003 Plan”). This restructuring action affected 903 jobs through voluntary retirement and involuntary termination programs through 2006, primarily in manufacturing operations at the Attleboro facility. The total amount recognized was $65,909 through April 26, 2006. In connection with the terms of the Acquisition, all liabilities relating to the 2003 plan were retained by TI.

2005 Plan

In fiscal year 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition to a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions affected 208 jobs, 96 of which were in Holland. The total cost of this restructuring action is expected to be $14,102, of which $13,907 has been incurred since the inception of the 2005 Plan. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company. Upon the application of purchase accounting, the Company recognized an additional liability of $907 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), relating to the remaining future severance and outplacement costs for the 2005 Plan. The 2005 Plan is substantially complete and the remaining payments are expected to be paid through fiscal year 2009.

The following table outlines the restructuring liabilities associated with the 2003 and 2005 Plans:

	2003 Plan	2005 Plan
Balance—December 31, 2004	$12,989	$—
Severance charges	12,186	10,679
Non-cash acceleration of depreciation	—	131
Severance payments	(17,055)	(4,451)
Non-cash transfer to accumulated depreciation	—	(131)

Balance—December 31, 2005	8,120	6,228
Severance charges	105	2,351
Severance payments	(3,142)	(3,336)

Balance—April 26, 2006	5,083	5,243
Liabilities assumed by TI at April 27, 2006	(5,083)	—
Purchase accounting—severance	—	907
Severance payments	—	(5,752)

Balance—December 31, 2006	—	398
Charges	—	5
Payments	—	(237)
Impact of foreign currency	—	29

Balance—December 31, 2007	$—	$195

Employees terminated as of December 31, 2007	903	204

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

The following amounts related to the 2003 and 2005 Plans were recognized in the consolidated and combined statement of operations:

	2003 Plan	2005 Plan
Predecessor Periods:
Fiscal year 2005 charges classified to:
Cost of revenues	$9,616	$9,880
SG&A	2,570	930

Total	$12,186	$10,810

January 1, 2006—April 26, 2006 charges classified to:
Cost of revenues	$96	$2,332
SG&A	9	19

Total	$105	$2,351

Successor Periods:
Fiscal year 2007 charges classified to:
Cost of revenues	$—	$5
Currency translation (loss) gain and other	—	29

Total	$—	$34

FTAS Plan

In December 2006, the Company acquired FTAS from Honeywell. In January 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites will move to the Dominican Republic and other Sensata sites. In accordance with EITF 95-3, the Company recognized restructuring liabilities of approximately $10,109 related to these actions, which relate primarily to exit and related severance costs. The FTAS Plan will affect 146 jobs and total costs associated with the FTAS Plan are expected to total $10,109 (sensors $4,762, controls $2,476, corporate $2,871). These charges were reflected as a component of goodwill through the Company’s purchase price allocation. The total amount paid through December 31, 2007 was $2,227.

The Company anticipates the actions described above associated with the FTAS Plan to be completed in 2008, and remaining payments to be paid through 2014.

The total amount of severance costs and facility exit and other costs expected to be incurred in connection with the FTAS Plan is $4,350 and $5,759, respectively. The total amount of severance costs and facility exit and other costs recognized as purchase accounting adjustments during the fiscal year 2007 was $1,283 and $3,468, respectively. The total cumulative amount of severance costs and facility exit and other costs recognized to date was $4,350 and $5,759, respectively.

The total amount of costs expected to be incurred in the sensors and controls segments, as well as corporate, is $4,762, $2,476 and $2,871, respectively. The total amount of costs recognized as purchase accounting adjustments during the fiscal year 2007 in the sensors and controls segments, and corporate, was $2,892, $920 and $939, respectively. The total cumulative amount of costs recognized to date in the sensors and controls segments, and corporate, was $4,762, $2,476 and $2,871, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

The following table outlines the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance—April 27, 2006	$—	$—	$—
Purchase accounting	3,067	2,291	5,358
Payments	—	—	—

Balance—December 31, 2006	3,067	2,291	5,358
Purchase accounting adjustments	1,283	3,468	4,751
Payments	(1,069)	(1,158)	(2,227)

Balance—December 31, 2007	$3,281	$4,601	$7,882

Employees terminated as of December 31, 2007	21

The following table outlines the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance—April 27, 2006	$—	$—	$—	$—
Purchase accounting	1,870	1,556	1,932	5,358
Payments	—	—	—	—

Balance—December 31, 2006	1,870	1,556	1,932	5,358
Purchase accounting adjustments	3,491	—	1,260	4,751
Reclassification of charges	(599)	920	(321)	—
Payments	(1,545)	—	(682)	(2,227)

Balance—December 31, 2007	$3,217	$2,476	$2,189	$7,882

The reclassification of charges between segments above relates primarily to severance and reflects the Company’s current estimate based on the finalized restructuring plan.

Airpax Plan

In August 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland, China and Mexico. In September 2007, the Company announced plans to terminate certain employees at the Cambridge, Maryland facility. In accordance with EITF 95-3, the Company recognized restructuring liabilities of $11,034 related to these actions, which relate primarily to exit and related severance costs. The Airpax Plan is expected to affect 860 jobs and costs associated with the Airpax Plan are expected to total $11,034 (controls $9,801, corporate $1,233). These charges were reflected as a component of goodwill through the Company’s purchase price allocation. No amounts were paid by the Company related to the Airpax Plan as of December 31, 2007.

The Company’s restructuring plan is not final. Certain aspects of the Airpax Plan are being finalized including the number of affected employees and additional potential site closures. Adjustments to the restructuring reserve within one year of the acquisition date will be accounted for as purchase accounting adjustments.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

The Company expects the actions described above associated with the Airpax Plan to be completed during 2009.

The total amount of severance costs and facility exit and other costs expected to be incurred in connection with the Airpax Plan is $8,942 and $2,092, respectively. The total amount of severance costs and facility exit and other costs recognized through purchase accounting during fiscal year 2007, and the cumulative amount recognized to date, was $8,942 and $2,092, respectively.

For the controls segment and corporate, the total amount of costs expected to be incurred, the total amount of costs recognized during fiscal year 2007, and the cumulative amount of costs recognized to date was $9,801 and $1,233, respectively.

The following table outlines the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance—December 31, 2006	$—	$—	$—
Purchase accounting	8,942	2,092	11,034
Payments	—	—	—

Balance—December 31, 2007	$8,942	$2,092	$11,034

Employees terminated as of December 31, 2007	0

The following table outlines the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance—December 31, 2006	$—	$—	$—
Purchase accounting	9,801	1,233	11,034
Payments	—	—	—

Balance—December 31, 2007	$9,801	$1,233	$11,034

The following table outlines the current and long-term components of the restructuring liabilities for all plans at December 31:

	2007	2006
Current liabilities	$14,616	$3,033
Long-term liabilities	4,495	2,723

	$19,111	$5,756

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2007	December 31, 2006
Accrued interest	$32,570	$27,608
Accrued bonuses	9,264	7,342
Accrued salaries, wages and vacation pay	20,583	17,553
Accrued taxes	7,355	7,698
Accrued restructuring expenses	14,616	3,033
Accrued professional fees	4,184	5,797
Accrued freight, utility and insurance charges	6,484	5,694
Current portion of pension and post-retirement benefit obligations	1,632	585
Deferred income	7,257	2,918
Other accrued expenses and current liabilities	17,483	18,333

Total	$121,428	$96,561

10. Debt

The Company’s debt consists of the following:

	Weighted- Average Interest Rate	December 31, 2007	December 31, 2006
Senior secured term loan facility (denominated in U.S. dollars)	7.05%	$935,750	$945,250
Senior secured term loan facility (Euro 392.4 million)	6.08%	577,804	523,176
Senior subordinated term loan (Euro 141.0 million)	8.89%	207,623	—
Revolving credit facility		—	—
Senior Notes (denominated in U.S. dollars)	8.00%	450,000	450,000
Senior Subordinated Notes (Euro 245.0 million)	9.00%	360,763	323,375
Less: current portion of long-term debt		(15,361)	(14,754)

Long-term debt, less current portion		$2,516,579	$2,227,047

Capital lease obligations	9.00%	$30,540	$30,832
Less: current portion		(558)	(449)

Long-term portion of capital lease		$29,982	$30,383

Senior Secured Credit Facility

On April 27, 2006, the Company entered into a multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as joint lead arrangers (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $150.0 million revolving credit facility, under which there is $121.6 million of availability (net of $28.4 million in letters of credit issued as of December 31, 2007); a $950.0 million U.S. dollar term loan facility; and a Euro 325.0 million term loan facility ($400.1 million, at issuance). The Company’s outstanding letters of credit are issued primarily for the benefit of a consignment arrangement and certain other operating activities. At

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

December 31, 2007, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are stated to expire at varying dates between February 2008 and May 2008.

Revolving loans may be borrowed, repaid and re-borrowed to fund the Company’s working capital needs. Term loans may only be borrowed on the closing date and no amount of term loans once repaid may be reborrowed.

The Senior Secured Credit Facility provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million. The Company issued Euro 73.0 million ($95.4 million, at issuance) on December 19, 2006 to finance the purchase of FTAS, reducing the amount which may be borrowed under the incremental facility to $154.6 million as of December 31, 2007. The incremental facilities rank pari passu in right of payment and security with the other Senior Secured Credit Facilities and mature at the final maturity of the term loan facility and the revolving facility, respectively. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

Borrowers under the Senior Secured Credit Facility include Sensata and Sensata Technologies Finance Company, LLC. All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of the Company’s U.S. subsidiaries (with the exception of those subsidiaries acquired in the FTAS acquisition) and certain subsidiaries located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains financial covenants that, among other things, limit the Company’s maximum total leverage ratio (total indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization and certain other costs (“Adjusted EBITDA”), as defined by the terms of the Senior Secured Credit Facility) and requires Sensata to maintain a minimum interest coverage ratio (Adjusted EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. In addition, non-financial covenants confer limitations on Sensata’s ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

The Senior Secured Credit Facility also stipulates certain events and conditions which may require the Company to use excess cash flow, as defined by the terms of the agreement, generated by operating, investing or financing activities to be used to prepay some or all of outstanding borrowings under the Senior Secured Credit Facility beginning in 2008.

As per the terms of the Senior Secured Credit Facility, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2007 and 2006, for purposes of the Senior Secured Credit Facility, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

The final maturity of the revolving credit facility is on April 27, 2012. Loans made pursuant to the revolving credit facility must be repaid in full on or prior to such date, and all letters of credit issued thereunder will terminate unless cash collateralized prior to such time. The final maturity of the term loan facility is on April 27, 2013. The term loan must be repaid during the final year of the term loan facility in equal quarterly amounts, subject to amortization of approximately 1 percent per year prior to such final year.

The revolving credit facility bears interest at LIBOR plus 2 percent subject to a pricing grid based on total leverage, and carries a commitment fee of 50 basis points on the unused portion of the facility. The term loan facility bears interest at LIBOR plus 1.75 percent in the case of borrowings denominated in U.S. dollars and EURIBOR plus 2.0 percent in the case of borrowings denominated in Euros. The interest payments on the Senior Secured Credit Facility are due quarterly starting July 27, 2006. The revolving credit facility is payable in full at maturity. All borrowings under the Senior Secured Credit Facility are pre-payable at the Company’s option at par.

Pursuant to the Senior Secured Credit Facility, the Company is required to pay to its lender on a quarterly basis a commitment fee on the undrawn line of credit. For the fiscal year 2007, the Company paid $601 to its lender.

Senior Subordinated Term Loan

In July 2007, the Company entered into a Senior Subordinated Term Loan Agreement with an existing group of lenders for an aggregate principal amount of Euro 141.0 million ($195.0 million, at issuance). The loan bears interest, due quarterly, at a per annum rate equal to EURIBOR plus an applicable margin. The applicable margin was 4.50% at December 31, 2007 and will increase by 0.50% commencing on the date that is six months following July 27, 2007 and on each three-month anniversary of such data thereafter; provided that the interest rate on the loan shall not exceed 10.50% per annum. The maturity date of the loan is October 27, 2013. The loan is guaranteed by the same entities described above for the Senior Secured Credit Facility. The loan is prepayable, in whole or in part, without premium or penalty upon proper notice to the lenders’ administrative agent. The loan may be accelerated upon customary events of default (including upon the occurrence of a change of control of the Company). The loan agreement contains covenants and representations and warranties that the Company considers customary for an agreement of this type. The loan ranks pari passu with the Company’s existing senior subordinated Euro notes. Per the terms of the loan agreement, the Company is required to pay an anniversary fee equal to 2.25% of the balance outstanding one year from the date of the initial funding, or July 27, 2008. At the December 31, 2007 foreign currency exchange rate, the amount due would total $4.7 million.

Senior Notes

The outstanding senior notes (“Senior Notes”) were issued under an indenture dated as of April 27, 2006 among the Company, as issuer, The Bank of New York, as trustee, and the Guarantors (“Senior Notes Indenture”). The Senior Notes mature on May 1, 2014. Interest is payable semiannually (at 8 percent per annum) in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the Acquisition of the S&C business from TI.

In addition, the indentures governing the Notes limit, under certain circumstances, the Company’s ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the Company’s capital stock, redeem the Company’s capital stock, make

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2006 and December 31, 2007, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Notes.

Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations.

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

Senior Subordinated Notes

The outstanding Senior Subordinated Notes (“Senior Subordinated Notes”) were issued under an indenture dated as of April 27, 2006 among the Company, as issuer, The Bank of New York as trustee and the Guarantors (“Senior Subordinated Notes Indenture”). The Senior Subordinated Notes mature on May 1, 2016. Interest is payable semi-annually (at 9 percent per annum) in cash to holders of Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Subordinated Notes were issued in an aggregate principal amount of Euro 245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the Senior Subordinated Notes were used to fund a portion of the acquisition of the S&C business from TI.

In addition, the indentures governing the Notes limit, under certain circumstances, the Company’s ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the Company’s capital stock, redeem the Company’s capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2006 and December 31, 2007, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Subordinated Notes.

Additional securities may be issued under the Senior Subordinated Notes Indenture in one or more series from time to time, subject to certain limitations.

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

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Subordinated Notes or the guarantees, the Company may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100 percent of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

The Company also has local lines of credit with commercial lenders at certain of its subsidiaries to fund working capital and other operating requirements of $7.8 million. No amounts were drawn on these lines at December 31, 2007 or December 31, 2006.

During the year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded foreign currency translation losses of $111,946 and $52,077, respectively, on the Euro denominated debt in the consolidated and combined statements of operations.

Debt Maturities

Remaining mandatory principal repayments of long-term debt, excluding capital leases, in each of the years ended December 31, 2008 through 2012 and thereafter are as follows:

Year Ending December 31,	Aggregate Maturities
2008	$15,361
2009	15,361
2010	15,361
2011	15,361
2012	729,626
Thereafter	1,740,870

Total long-term debt principal payments	$2,531,940

Compliance with Financial and Non-Financial Covenants

On September 29, 2006, Sensata executed, with its lenders, a letter amendment and waiver to the Senior Secured Credit Facility (the “Waiver”), whereby the lenders agreed to waive compliance with certain

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

requirements of the Senior Secured Credit Facility. Under the terms of the Waiver, the lenders agreed that for the purposes of computing any of the Company’s financial covenants provided to the lenders, all DPCs issued by the Company were to be classified as Additional paid-in capital for all periods.

In addition, the lenders agreed to waive any event of default arising from Sensata’s failure to deliver to the lenders, within the deadline set forth in the Senior Secured Credit Facility, the Company’s financial statements and compliance certificate for the quarter ended June 30, 2006. In connection with the Waiver, the Company incurred a fee of $675 which is included in interest expense during the period from April 27, 2006 to December 31, 2006.

As of November 23, 2006, the Company failed to comply with the requirement under the Senior Notes and Senior Subordinated Notes to file an exchange offer registration statement with the SEC, on or prior to the 210th day after the original issue date of the Notes (April 27, 2006), and began to incur additional cash interest in the amount of 0.25 percent per annum of the principal amount of the Senior Notes and Senior Subordinated Notes. The additional interest expense totaled $193. The Company stopped accruing for the additional 0.25 percent on December 29, 2006, the date of filing the Form S-4 Registration Statement with the SEC, as per the terms of the indentures governing the notes.

As of December 14, 2006, the Company failed to comply with the requirement under the Senior Notes and the Senior Subordinated Notes to furnish to the noteholders its financial information for the quarter ended September 30, 2006, and other financial and non-financial disclosures that would be required to be contained in a filing with the SEC on Form 10-Q. The failure to furnish this report to the noteholders did not constitute an event of default as defined in the Senior Notes Indenture and the Senior Subordinated Notes Indenture, as the Company had a 60 day cure period to remedy its non-compliance with this covenant.

The filing on December 29, 2006 of the Company’s unaudited financial statements as of and for the period ended September 30, 2006, with the SEC in the Registration Statement on Form S-4 constituted a cure within the required period set forth in the Senior Notes Indenture and Senior Subordinated Notes Indenture and, as a result, as of the date of the issuance of the Registration Statement and as of December 31, 2006, the Company was in compliance with all financial and non-financial covenants of its Senior Secured Credit Facility, Senior Notes Indenture, and Senior Subordinated Notes Indenture.

During fiscal year 2007 and at December 31, 2007, the Company was in compliance with all of the covenants and default provisions.

11. Income Taxes

Successor

Effective April 27, 2006 and concurrent with the Sensata Acquisition, the Company and its Dutch subsidiaries are taxable entities in the Netherlands and will file a tax return under Dutch fiscal unity (i.e., consolidation). The Company’s United States subsidiaries will file a consolidated tax return in the United States and the remaining non-Dutch subsidiaries of the Company will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including Japan, China, Brazil, South Korea, Malaysia and Mexico. The Sensata Acquisition purchase accounting and the related debt and equity capitalization of the various members of the consolidated group, and the realignment of the functions performed and risks assumed by the various members are of significant consequence to the determination of future book and taxable income of the respective group members and Sensata as a whole.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

(Loss)/income before provision for income taxes was as follows:

	U.S.	Non-U.S.	Total
Fiscal year 2007	$(100,504)	$(89,501)	$(190,005)
For the period April 27, 2006 to December 31, 2006	$(58,188)	$(105,556)	$(163,744)
For the period January 1, 2006 to April 26, 2006	$4,583	$66,583	$71,166
Fiscal year 2005	$62,735	$162,072	$224,807

Provision for income taxes was as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
Fiscal year 2007:
Current	$—	$16,040	$338	$16,378
Deferred	14,618	30,043	1,465	46,126

Total	$14,618	$46,083	$1,803	$62,504

For the period April 27, 2006 to December 31, 2006:
Current	$—	$18,412	$—	$18,412
Deferred	10,767	18,308	1,073	30,148

Total	$10,767	$36,720	$1,073	$48,560

For the period January 1, 2006 to April 26, 2006:
Current	$2,887	$16,497	$72	$19,456
Deferred	1,237	4,675	428	6,340

Total	$4,124	$21,172	$500	$25,796

Fiscal year 2005:
Current	$22,286	$54,143	$1,009	$77,438
Deferred	2,166	1,404	382	3,952

Total	$24,452	$55,547	$1,391	$81,390

Principal reconciling items from income tax computed at the U.S. statutory tax rate were as follows:

	Successors
	For the year ended December 31, 2007	For the period April 27 to December 31, 2006
Tax computed at statutory rate of 35%	$(66,502)	$(57,311)
Foreign rate tax differential	9,589	7,149
Unrealized foreign exchange gains and losses	5,368	18,152
Change in tax law or rates	8,084	—
Withholding taxes not creditable	4,514	3,446
Non-deductible DPCs interest	—	11,992
Losses not tax benefited	95,362	64,040
State taxes, net of federal benefit	1,131	655
Non-deductible in-process research and development	1,995	—
Other	2,963	437

	$62,504	$48,560

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

	Predecessor
	For the period January 1 to April 26, 2006	For the year ended December 31, 2005
Tax computed at statutory rate of 35%	$24,908	$78,682
Research and development tax credits	—	(1,443)
Effect of operations in non-U.S. jurisdictions	(2,865)	—
U.S. tax on repatriation of foreign earnings	2,907
Tax benefit from export sales and domestic manufacturing	—	(1,071)
Losses not tax benefited	776	—
State taxes, net of federal benefit	325	1,391
Other	(255)	3,831

	$25,796	$81,390

The primary components of deferred income tax assets and liabilities were as follows:

	December 31, 2007	December 31, 2006
Deferred tax assets:
Inventories and related reserves	$914	$4,555
Accrued expenses	25,177	15,310
Unrealized foreign exchange loss	352	1,345
NOL and interest expense carryforwards	164,398	64,548
Other	2,046	164

Total deferred tax assets	192,887	85,922

Valuation allowance	(154,601)	(58,443)

Net deferred tax asset	$38,286	$27,479

Deferred tax liabilities:
Property, plant and equipment	(20,981)	—
Intangible assets and goodwill	(106,834)	(58,328)
Other	—	(2,964)

Total deferred tax liabilities	(127,815)	(61,292)

Net deferred tax liability	$(89,529)	$(33,813)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2007 and December 31, 2006 will be allocated as follows:

	December 31,
	2007	2006
Income tax benefit recognized in the consolidated statement of operations	$(146,788)	$(51,650)
Other comprehensive loss	(4,007)	(2,987)
Goodwill	(3,806)	(3,806)

	$(154,601)	$(58,443)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses, in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, $1,381,500 of the Company’s goodwill and $59,100 of the indefinite lived intangibles are amortizable over 6 to 20 years. For book purposes, goodwill and indefinite lived intangibles are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite lived intangibles will result in a taxable temporary difference which will not be reversed until the related book intangible asset is impaired or written off. Therefore, it may not be offset by deductible temporary differences, such as net operating loss carryforwards, which expire within a definite period. As a result, the company must recognize a net deferred tax liability. The net change in the total valuation allowance for 2007 was an increase of $96,158.

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

The Company’s subsidiary in Changzhou, China, is eligible for a 5 year tax holiday. Due to a new tax law enacted in 2007, the tax holiday will begin in 2008.

In April 2007, the Company’s subsidiary in Malaysia was granted a five year tax exemption, retroactive to April 2006. The tax exemption is conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The current exemption will end in April 2011, but the subsidiary may petition the Ministry of Finance for an additional exemption period at that time.

On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. In accordance with FASB Statement No. 109, Accounting for Income Taxes, the effect of the new tax law on deferred taxes must be included in tax expense in the period that includes the enactment date. The deferred tax impact of $8,525 is reflected in the Company’s tax provision in 2007.

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

As of December 31, 2007, the Company has U.S. federal and state net operating loss carryforwards of $104,860 and non-U.S. net operating loss carryforwards of $331,564. The U.S. federal net operating loss carryforward will expire from 2026 to 2027 and the state net operating loss carryforward will expire from 2011 to 2027. The non-U.S. net operating loss carryforward will expire from 2011 to 2016.

The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $664 in the liability for unrecognized tax benefits and $5 of related interest and penalties, the total of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The Company also recorded $7,832 of unrecognized tax benefits relating to income tax uncertainties acquired in purchase business combinations. The total liability for unrecognized tax benefits was $8,496 at January 1, 2007. The Company recorded an increase to unrecognized tax benefits of $1,525 for the fiscal year ended December 31, 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

The following table summarizes the activity related to the Company’s unrecognized tax benefits:

Liability for Unrecognized Tax Benefits
Balance at January 1, 2007	$8,496
Increases related to current year tax positions	1,525

Balance at December 31, 2007	$10,021

Included in the unrecognized tax benefits at December 31, 2007 is $1,626 of tax benefits that, if recognized, would reduce the Company’s annual effective tax rate.

The Company has accrued potential interest and penalties relating to unrecognized tax benefits. The Company classifies interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. For the year ended December 31, 2007, the Company recognized approximately $1,747 and $78 of interest and penalties respectively in the consolidated and combined statement of operations and approximately $2,190 and $1,752 of interest and penalties respectively in the statement of financial position.

Due to the expiration of certain statutes of limitation, it is reasonably possible that the Company’s total liability for unrecognized tax benefits may decrease within the next twelve months by a range of zero to $3,000.

The Company’s major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, Korea, and Malaysia. Tax returns previously filed in these jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2002 through 2007.

The Company has various indemnification provisions in place with TI, Honeywell, Cypress and William Blair. These provisions provide for the reimbursement by TI, Honeywell, Cypress and William Blair of future tax liabilities paid by the Company which relate to the pre-acquisition periods of the acquired businesses including the S&C business, FTAS, SMAL and Airpax, respectively.

On April 10, 2007, the Company received an inquiry from the State Tax Bureau of Baoying County, The People’s Republic of China (“Tax Bureau”), regarding the equity transfer price that was determined for Sensata Technologies Baoying Co., Limited at the time of the Acquisition on April 27, 2006. The Company has reviewed the issue with the Tax Bureau and has been informed by the Tax Bureau that the matter has been resolved and no further action will be taken.

Predecessor

Prior to April 27, 2006, the operations of the S&C business were included in the consolidated tax returns of TI. The income tax provisions included in the accompanying combined statements of operations have been determined as if the S&C business was a separate taxpayer. Cash payments for income taxes in the Predecessor period were made by either TI on a consolidated basis or directly by certain S&C Business jurisdictions which were exclusively S&C business locations. Provision for income tax expense for the year ended December 31, 2005 and the period January 1, 2006 to April 26, 2006 was $81,390 and $25,796, respectively.

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

United States Benefit Plans

The principal retirement plans in the U.S. include a) a qualified defined benefit pension plan, b) a defined contribution plan and c) an enhanced defined contribution plan. In addition, the Company provides post-retirement medical coverage and nonqualified benefits to certain employees.

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

The Company intends to contribute amounts to this plan to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. For the year ended December 31, 2007, no contributions were made to the qualified defined benefit plan. The Company expects to contribute approximately $3.5 million to the qualified defined benefit plan during 2008.

The Company also sponsors a non-qualified plan which is closed to new participants and is unfunded.

Defined Contribution Plans

Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices. Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, may participate in the enhanced defined contribution plan, where employer-matching contributions are provided for up to 4 percent of the employee’s annual eligible earnings. In addition, this plan provides for an additional fixed employer contribution of 2 percent of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003. Employees who remain in the qualified defined benefit plan may participate in a defined contribution plan, where 50% employer-matching contributions are provided for up to 2 percent of the employee’s annual eligible earnings.

The aggregate expense for U.S. employees under the defined contribution plans was $2,393 and $1,610 for the year ended December 31, 2007 and the period from April 27, 2006 to December 31, 2006.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

U.S. Retiree Health Care Benefit Plan

The Company offers access to group medical coverage during retirement to some of its U.S. employees. The Company makes contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D. For the year ended December 31, 2007, the Company did not, and does not expect to, receive any amount of Federal subsidy. For the year ended December 31, 2007, the Company did not contribute toward the cost of any retiree medical benefits. Obligations to the U.S. Retiree Health Care Benefit Plan for employees that retired prior to the Acquisition have been assumed by TI.

Retiree health benefits are partially funded through a Voluntary Employee Benefit Association (“VEBA”) trust. As a term of the Acquisition, TI was bound to transfer a portion of the assets in their VEBA trust to the Sensata VEBA trust. The plan assets included in the financial statements reflect the final asset transfer. For fiscal year 2007 and the period from April 27, 2006 to December 31, 2006, the Company made no contributions to the Sensata VEBA trust. The Company does not expect to make any contributions to the VEBA trust in 2008.

Non-U.S. Retirement Plans

Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For fiscal year 2007 and the period from April 27, 2006 to December 31, 2006 the Company contributed $4,159 and $2,403, respectively, to non-U.S. defined benefit plans. The Company expects to contribute approximately $3.2 million to non-U.S. retirement plans during 2008.

As a term of the Purchase Agreement, TI was bound to transfer a portion of the assets related to the Japan defined benefit plan to the Sensata trust. This transfer was based on regulations effective in Japan. The final asset amount transferred from the TI plan amounted to $23,134. The final actuarial valuation indicated the acquired benefit obligation as of April 27, 2006 was $7,449 lower than estimated as of December 31, 2006. Accordingly, the Company decreased the long-term pension benefit obligation by $2,939, increased the non-current prepaid pension asset by $4,510 and decreased goodwill by $7,449. In addition, and as a result of the change in the pension benefit obligation as of April 26, 2006, the Company also reduced net periodic pension cost by $547 and increased accumulated other comprehensive loss by $732.

During fiscal year 2007, the Company implemented voluntary early retirement programs in certain foreign operations. These programs offered eligible employees special termination benefits in exchange for their early retirement from the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007. The Company recognized a charge of $5,161, of which $4,820 was recorded within cost of revenue and $341 was recorded within selling, general and administrative expenses.

Adoption of SFAS 158

In September 2006, the FASB issued SFAS 158 which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

financial statements effective as of the fiscal year ending December 31, 2007 for non-public entities and entities with public debt only, with early adoption encouraged. Effective December 31, 2006, the Company early adopted SFAS 158 and began to fully recognize its retirement and postretirement plan obligations on its statement of financial position. The Company’s measurement date for benefit obligations and plan assets was December 31, 2006.

The following table illustrates the effects that the application of SFAS 158 had on the Company’s December 31, 2006 statement of financial position relative to the amounts that would have been reported before the application of SFAS 158:

	Before Application of SFAS 158	Adjustments	After Application of SFAS 158
Liability for pension benefits	$24,694	$6,410	$31,104
Deferred income taxes, net of valuation allowance	$33,813	—	$33,813
Total liabilities	$2,541,250	$6,410	$2,547,660
Accumulated other comprehensive loss	$(2,490)	$(6,410)	$(8,900)
Total shareholder’s equity	$831,042	$(6,410)	$824,632

Predecessor

Prior to the Sensata Acquisition, TI managed its employee benefit retirement plans on a consolidated basis, and separate information for the S&C business was not readily available. Therefore, the S&C business share of the TI employee benefit plans’ assets and liabilities is not included in the combined balance sheets for periods prior to April 27, 2006. The combined statements of operations for periods prior to April 27, 2006 include an allocation of the costs of the employee benefit plans. These costs were allocated based on the S&C business employee population for each period presented. Net periodic benefit cost allocated from TI for the respective plans was as follows:

	For the period from January 1, 2006 to April 26, 2006	For the year ended December 31, 2005

Defined benefit pension expense	$1,793	$5,274
Defined contribution plans expense	$894	$5,948
Retiree health care expense	$379	$1,349

Successor

In connection with the Sensata Acquisition, the Company recorded benefit obligations equal to the difference between the projected benefit obligation and the fair value of plan assets. Upon the Sensata Acquisition, Sensata acquired the plan assets and assumed the pension obligations for all active S&C employees covered by the TI defined benefit plans who elected to continue to participate in the plans. TI retained the assets and obligations associated with those individuals who elected to retire under the defined benefit pension plan as of April 26, 2006. As of April 27, 2006, the benefit obligation and plan assets were as follows:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Projected benefit obligation at April 27, 2006	$45,319	$7,786	$32,058
Fair value of plan assets at April 27, 2006	$34,039	$4,611	$23,245

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

The projected benefit obligation for the non-U.S. defined benefit plan of $32,058 as of April 27, 2006 does not reflect the reduction of $7,449 as a result of the finalization of the valuation for purchase accounting which occurred during the first quarter of 2007.

Net periodic benefit cost of the defined benefit and retiree health care benefit plans was as follows:

	For the year ended December 31, 2007			For the period from April 27, 2006 to December 31, 2006
	U.S Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$2,265	$326	$2,730	$1,283	$188	$2,273
Interest cost	2,836	509	641	1,786	324	656
Expected return on plan assets	(2,380)	(156)	(1,136)	(1,558)	(215)	(907)
Amortization of net loss	109	—	—	—	—	—

Net periodic benefit cost	$2,830	$679	$2,235	$1,511	$297	$2,022

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Obligation and asset data for the defined benefit and retiree health care benefit plans were as follows:

	For the year ended December 31, 2007			For the period April 27 to December 31, 2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Benefit obligation—Beginning	$53,150	$8,853	$34,364	$45,319	$7,786	$32,058
Service cost	2,265	326	2,730	1,283	188	2,273
Interest cost	2,836	509	641	1,786	324	656
Plan participants’ contributions	—	—	67	—	—	118
Business combinations	—	—	(2,831)
Actuarial (gain)/loss	(93)	—	158	5,130	555	19
Benefits paid	(1,776)	—	(2,209)	(368)	—	(321)
Foreign currency exchange rate changes	—	—	1,673	—	—	(439)

Benefit obligation—Ending	$56,382	$9,688	$34,593	$53,150	$8,853	$34,364

Change in Plan Assets
Fair value of plan assets—Beginning	$36,255	$4,753	$24,255	$34,039	$4,611	$23,245
Actual return on plan assets	1,321	78	(2,025)	2,584	142	(668)
Employer contribution	73	—	4,159	—	—	2,403
Plan participants’ contributions	—	—	67	—	—	118
Business combinations	—	—	4,642	—	—	—
Benefits paid	(1,776)	—	(2,209)	(368)	—	(321)
Foreign currency exchange rate changes	—	—	1,723	—	—	(522)

Fair value of plan assets—Ending	$35,873	$4,831	$30,612	$36,255	$4,753	$24,255

Funded status at end of year	$(20,509)	$(4,857)	$(3,981)	$(16,895)	$(4,100)	$(10,109)

Accumulated benefit obligation at end of year	$41,860	$—	$26,524	$38,201	$—	$27,171

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Amounts recognized in the statement of financial position at December 31 consist of:

	2007			2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$4,200	$—	$—	$—
Current liabilities	(60)	—	(1,572)	—	—	(585)
Noncurrent liabilities	(20,449)	(4,857)	(6,609)	(16,895)	(4,100)	(9,524)

	$(20,509)	$(4,857)	$(3,981)	$(16,895)	$(4,100)	$(10,109)

Balances recognized within accumulated other comprehensive loss at December 31 that have not been recognized as components of net periodic benefit costs consist of:

	2007			2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss	$4,961	$706	$4,946	$4,104	$628	$1,678

The Company expects to amortize $284 from accumulated other comprehensive loss to net periodic benefit costs during fiscal year 2008.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2007		December 31, 2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$56,382	$10,077	$53,150	$8,634
Accumulated benefit obligation	$41,860	$8,677	$38,201	$8,187
Plan assets	$35,873	$1,896	$36,255	$1,837

Information for defined benefit plans with a projected benefit obligation in excess of plan assets is presented below:

	December 31, 2007		December 31, 2006
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$56,382	$10,077	$53,150	$34,364
Plan assets	$35,873	$1,896	$36,255	$24,255

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Other changes in plan assets and benefit obligations recognized in other comprehensive loss are presented below:

	For the year ended December 31, 2007			For the period April 27 to December 31, 2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss	$966	$78	$2,536	$—	$—	$—
Amortization of net loss	(109)	—	—	—	—	—

Total recognized in other comprehensive loss	$857	$78	$2,536	$—	$—	$—

Assumptions and Investment Policies

Weighted-average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension and retiree health care plans were as follows:

	December 31, 2007			December 31, 2006
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	5.50%	5.75%		5.50%	5.75%
Non-U.S. assumed discount rate	3.14%	—		2.55%	—
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.12%	—	(1)	2.85%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree health care benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension and retiree health care plans were as follows:

	For the year ended December 31, 2007			For the period April 27 to December 31, 2006
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	5.50%	5.75%		6.00%	6.25%
Non-U.S. assumed discount rate	2.76%	—		2.53%	—
U.S. average long-term rate of return on plan assets	7.00%	3.25%		7.00%	7.00%
Non-U.S. average long-term rate of return on plan assets	4.20%	—		4.05%	—
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	2.88%	—	(1)	2.86%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree health care benefits as compensation levels do not impact earned benefits.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities. For the U.S. plans an analysis is performed in which the projected cash flows from the defined benefit and retiree health care plans are matched with a yield curve based on an appropriate universe of high quality corporate bonds. The results of the yield curve analysis are used to select the discount rate that matches the payment stream of the benefits in each plan. Each rate is rounded to the nearest quarter of a percent.

The expected long-term rate of return on plan assets assumptions are based upon actual historical returns, future expectations for returns for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payment of reasonable expenses of the plan from plan assets. The Company believes these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.

The table below shows target allocation ranges for the plans that hold a substantial majority of the defined benefit assets. The asset allocations for the retiree health care benefit plan are intended to represent the long-term targeted mix rather than a current mix.

	For the year ended December 31, 2007			For the period April 27 to December 31, 2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
Asset Category	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Equity securities	50% – 75%	—	40% – 90%	50% – 75%	75%	40% – 90%
Fixed income securities and cash	25% – 50%	100%	10% – 60%	25% – 50%	25%	10% – 60%

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

As of December 31, 2007 and 2006, the actual allocation of the U.S. pension assets was 55% equity and 45% fixed income and 53% equity and 47% fixed income, respectively.

Assumed health care cost trend rates for the U.S. retiree health care plan :

	Retiree Health Care
	December 31, 2007	December 31, 2006	April 27, 2006
Assumed health care trend rate for next year:
Attributed to less than age 65	9%	10%	10%
Attributed to age 65 or greater	10%	11%	11%
Ultimate trend rate	5%	5%	5%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2011	2011	2011
Attributed to age 65 or greater	2012	2012	2012

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pensions and Other Post Retirement Benefits—(Continued)

Assumed health care trend rates could have a significant effect on the amounts reported for health care plans. A one percentage point change in the assumed health care trend rates for the year ended December 31, 2007 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost component	$14	$(21)
Effect on postretirement benefit obligations	$115	$(170)

The following table projects the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Health Care	U.S. Medicare D Reimbursement	Non-U.S. Defined Benefit
2008	$2,850	$82	$(2)	$1,760
2009	3,210	142	(4)	1,015
2010	3,740	244	(5)	1,122
2011	4,450	349	(7)	1,142
2012	5,240	498	(8)	1,294
2013 - 2017	38,300	4,967	(93)	8,645

13. Share-Based Payment Plans

Successor

On April 27, 2006, the Company, in connection with the Sensata Acquisition, implemented management compensation plans to align compensation for certain key executives with the performance of the Company. The objective of the plans is to promote the long-term growth and profitability of the Company and its subsidiaries by providing those persons who are involved in the Company with an opportunity to acquire an ownership interest in the Company. The following plans were in effect on the date of the Sensata Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent, Sensata Technologies Holding B.V., the holding company that owns Sensata Technologies Intermediate Holding B.V. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

No tax benefit was realized during the period as no stock options were exercised nor did any restrictions lapse on management’s restricted shares.

Stock Options

A summary of stock option activity for the year ended December 31, 2007 is presented below:

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousand)
Tranche 1 Options
Balance December 31, 2006	3,425,479	$6.99
Granted—March 28, 2007	459,887	7.30
Granted—June 8, 2007	20,887	7.30
Granted—September 7, 2007	150,000	7.50
Granted—November 1, 2007	50,000	7.50
Forfeited	(41,774)	6.99
Exercised	—	—

Balance December 31, 2007	4,064,479	$7.05	8.55	$17,592

Expected to vest at December 31, 2007(1)	3,861,255	$7.05	8.55	$16,712

Tranche 2 and 3 Options
Balance December 31, 2006	6,850,958	$6.99
Granted—March 28, 2007	919,774	7.30
Granted—June 8, 2007	41,775	7.30
Granted—September 7, 2007	300,000	7.50
Granted—November 1, 2007	100,000	7.50
Forfeited	(83,548)	6.99
Exercised	—	—

Balance December 31, 2007	8,128,959	$7.05	8.55	$35,183

Expected to vest at December 31, 2007(1)	7,722,511	$7.05	8.55	$33,424

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

No options vested or expired during the year ended December 31, 2007. No options are exercisable at December 31, 2007. As of December 31, 2007, there were approximately 338,797 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

Sensata Technologies Holding B.V. 2006 Management Option Plan

Under this plan, participants were granted 2,205,675 options in three separate tranches. Each option entitled the holder to acquire an “equity strip” comprised of 1 Sensata Technologies Holding B.V. ordinary share and 19.5 DPCs at an aggregate strike price of Euro 25.00. These options were classified as liability awards based on features of the options as well as the underlying securities. Each tranche of awards had different vesting provisions and are further described below.

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

Tranche 1 Options: Tranche 1 grants vest over a period of 5 years (40 percent vesting year 2, 60 percent vesting year 3, 80 percent vesting year 4 and 100 percent vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant unless the grantee’s employment with the Company is terminated for other than good cause, in which case all the unvested options expire on termination. Upon termination for any reason, the Company has a right, but not the obligation, to purchase all or any portion of award securities issued to the participant at the then current fair market value.

The weighted-average grant date fair value per share for Tranche 1 options granted during the year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006 was $2.57 and $2.32, respectively.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Ordinary Share Portion		DPC Portion
	For the year ended December 31, 2007	For the period April 27, 2006 to December 31, 2006
Dividend yield / interest yield	0%	0%	14.00%
Expected volatility	25.00%	19.64%	6.65 – 12.00%
Risk-free interest rate	4.52%	5.13%	5.13%
Expected term (years)	6.6	6.6	3 – 5
Forfeiture rate	5.00%	5.00%	5.00%

The expected term of the time vesting options was based upon the “simplified” methodology prescribed by SAB 107. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilizes the simplified method for options granted during fiscal year 2007 and the period April 27, 2006 to December 31, 2007. The Company utilitized the simplified method due to the lack of historical exercise data to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options.

The Company recognized non-cash compensation expense of $1,812 and $981 for fiscal year 2007 and the period April 27, 2006 and December 31, 2006, respectively. The Company did not recognize a tax benefit

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

associated with these expenses during fiscal year 2007 and the period April 27, 2006 to December 31, 2006. Unrecognized compensation expense on these options as of December 31, 2007 is $6,903, and the Company expects to recognize this expense over the next 3.5 years.

Tranche 2 and 3 Options: Tranche 2 and 3 grants vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. The only difference between the terms of Tranche 2 and Tranche 3 awards is the amount of the required return on the Sponsors’ investment.

Such liquidity events would include, but not be limited to, an initial public offering of Sensata Technologies B.V., or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more independent third-parties. These options expire ten years from the date of grant unless the grantee’s employment with the Company is terminated for other than good cause, in which case all the unvested options expire on termination.

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

	For the year ended December 31, 2007	For the period April 27 to December 31, 2006
Assumed time to liquidity event (years)	2.7 – 4.7	3 – 5
Assumed vesting per year	20%	20%
Probability IPO vs. disposition	70% / 30%	70% / 30%
Forfeiture Rate	5%	5%

The expected term of the time vesting options was based upon the “simplified” methodology prescribed by SAB 107. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method due to the lack of historical exercise data to provide a reasonable basis upon which to estimate the term.

The weighted-average grant date fair value per share of the Tranche 2 options granted during the fiscal year 2007 and the period April 27, 2006 to December 31, 2006 was $1.10 and $1.68, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the fiscal year 2007 and the period April 27, 2006 to December 31, 2006 was $0.66 and $1.22, respectively. Management has concluded that satisfaction of the market performance conditions is not probable, and as such, no compensation expense has been recorded for these options for the period ending December 31, 2007. In accordance with SFAS 123(R), if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieved the specified returns.

Restricted Securities

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

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $203 and $278 in connection with these restricted securities for the year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006, respectively. The Company did not recognize a tax benefit associated with these expenses during fiscal year 2007 and the period April 27, 2006 to December 31, 2006. Unrecognized compensation in connection with the restricted securities as of December 31, 2007 is $142, and the Company expects to recognize this expense over the next 1.4 years.

A summary of the restricted securities activity for the year ended December 31, 2007 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value
Non-vested balance December 31, 2006	91,023	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	(38,905)	$6.85

Non-vested balance December 31, 2007	52,118	$6.85

Restrictions lapsed as of December 31, 2007	38,905	$6.85

The weighted-average grant date fair value of the restricted securities granted during the period April 27, 2006 to December 31, 2007 was $6.85.

The restricted security aggregate intrinsic value information at December 31 is as follows:

	2007	2006
Vested	$443	$—
Outstanding	$593	$637
Expected to vest	$593	$637

The weighted average remaining periods over which the restrictions will lapse, expressed in years, at December 31 are as follows:

	2007	2006
Outstanding	1.4	1.5
Expected to vest	1.4	1.5

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

Predecessor

During their time as employees of TI, certain employees of Sensata were granted stock options for TI common stock and/or restricted stock units of TI under long-term incentive plans, as well as participating in TI’s employee stock purchase plan.

TI had stock options outstanding to participants under various stock option plans. Option prices per share generally may not be less than 100 percent of the fair market value on the date of the grant. Substantially all the options have a 10 year term. Except for options granted as part of a special retention grant in February 2003 (which vest beginning in the second year after grant at a rate of 50 percent / 25 percent / 25 percent per year), options granted subsequent to 1996 generally vest ratably over four years.

TI managed its share-based compensation plans on an individual participant basis and not on a business entity basis. Therefore, certain separate information necessary to report option activity of the employees of the S&C business participating in the TI plans for all applicable Predecessor periods is not readily available. At December 31, 2005, employees of the S&C business held options on 2,700,884 shares of TI common stock at weighted-average exercise prices per share of $26.53.

Prior to July 1, 2005, TI accounted for awards granted under those plans following the recognition and measurement principles of APB 25 and related interpretations. No compensation cost was reflected in the S&C business operations for stock options, as all options granted under those plans have an exercise price equal to the market value of the underlying common stock on the date of grant (except options granted under TI’s employee stock purchase plans). Compensation cost has been recognized for restricted stock units (RSUs).

Net income for the fiscal year ended December 31, 2005 was $143,417. Had the fair value based method been applied, the pro forma net income for the fiscal year ended December 31, 2005 would have been $142,478.

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized in the year ended December 31, 2005, and the period January 1, 2006 to April 26, 2006 includes the application amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in TI’s pro forma footnote disclosures), and (b) compensation cost of all share-based payments granted subsequent to July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for prior periods have not been restated. There was no cash flow impact as a result of this adoption.

Effect of Adopting SFAS 123(R)

The effect on S&C for the year ended December 31, 2005, from TI’s adoption of SFAS 123(R) as of July 1, 2005, was an increase in share-based compensation expense of $2,749 (recognized in SG&A) and a decrease in net income of $1,967. Compensation expense related to RSUs was already recognized before implementation of SFAS 123(R).

Total share-based compensation expense for the fiscal year ended 2005, and the period from January 1, 2006 to April 26, 2006 was $2,900 and $1,070, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

The amounts above include S&C’s portion of the impact of recognizing compensation expense related to participation in TI’s non-qualified stock options and stock options offered under TI’s employee stock purchase plan. The amounts are based on the relative number of options granted to participating S&C employees to the total number of options granted to all TI employees. Share-based compensation expense has not been allocated to the various segments but is reflected in corporate activities and other.

14. Shareholder’s Equity and TI’s Net Investment

Successor

In connection with the Acquisition, the Company issued 180 ordinary shares with a par value of Euro 100 per share. The Company is authorized to issue up to 900 shares. Upon the close of the Sensata Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Company S.C.A. Sensata Investment Company S.C.A. contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to Sensata and in exchange received 180 Ordinary Shares, Euro 100 nominal value per share, and Euro 616,909 of DPCs. The DPCs were legally issued as debt and provided the holder with a 14 percent yield on the principal amount. As a result, the DPCs were classified as long-term debt as of April 27, 2006 and the accrued yield was recognized as interest expense. In addition, the DPCs and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss. For the period April 27, 2006 to September 21, 2006, the Company recorded DPCs-related interest expense of $44,581 and a foreign currency loss on remeasurement of the DPCs and accrued yield of $13,442.

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

On July 28, 2006, certain members of management participated in the Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan. In connection with this plan, certain members of management contributed $1,557 to Sensata Investment Company S.C.A. and received an equity interest in Sensata Investment Company S.C.A. On September 29, 2006, $1,557 was contributed to Sensata as a capital contribution from its Parent.

Predecessor

TI’s investment in the S&C business is shown as TI’s net investment in lieu of Shareholder’s equity in the combined financial statements because no direct ownership relationship existed among the entities that comprised the S&C business. TI used a centralized approach to cash management and the financing of its operations. Cash deposits from the S&C business were transferred to TI on a regular basis and were netted against TI’s net investment account. Consequently, none of TI’s cash, cash equivalents or debt has been allocated to the S&C business in the Predecessor combined financial statements.

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

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, and expired no later than April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For fiscal year 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded $10,504 and $21,077 within selling, general, and administrative expense related to these administrative arrangements. As of June 30, 2007, the Company was no longer relying on TI for many of the information technology services outlined in the Transition Services Agreement.

At December 31, 2007, amounts due to TI were $140.

Cross-License Agreement

In connection with the Acquisition, the Company entered into a cross-license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the Company and TI grant each other a license to use certain technology used in connection with the other party’s business.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). Pursuant to this agreement, the Company paid an aggregate of $30,000 to the Sponsors in connection with the costs of the Acquisition (and capitalized as part of the allocation of purchase price and capitalized debt issuance costs). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee (a “Periodic Fee”) equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For the year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded $4,000 and $2,667, respectively, related to the Advisory Agreement within selling, general and administrative expense related to the Advisory Agreement.

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

Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the FTAS Acquisition and SMaL Acquisition the Company paid and capitalized as part of the acquisition cost advisory fees of $900 and $114, respectively, to the Sponsors. In connection with the Airpax Acquisition, the Company paid advisory fees of $2,755 to the Sponsors, of which $1,653 was recorded in selling, general and administrative expense and $1,102 was recorded as part of the acquisition cost of Airpax. No amounts were capitalized to deferred financing costs associated with the financing of the Airpax Acquisition.

The Advisory Agreement also requires the Company to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from the Advisory Agreement. The Advisory Agreement continues in full force and effect until April 26, 2016, renewable, unless terminated, in one year extensions provided, however, that Bain Capital may cause the agreement to terminate upon a change of control or mutual public offering. In the event of the termination of the Advisory Agreement, the Company shall pay each of the Sponsors any unpaid portion of the Periodic Fees, any Subsequent Fees and any expenses due with respect to periods prior to the date of termination plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the Periodic Fees that would have been payable with respect to the period from the date of termination until April 26, 2016 or any extension period.

Other Arrangements with the Investor Group and its Affiliates

During 2007, the Company paid an aggregate of $2,682 to one of Sensata Investment Company S.C.A.’s shareholders for legal services rendered in connection with the SMaL Acquisition, Airpax Acquisition or corporate-related matters, of which $1,284 was capitalized as purchase price. During 2006, the Company paid an aggregate of $11,211 to this same shareholder for legal services rendered in connection with the Sensata Acquisition, the FTAS Acquisitions and corporate-related matters, of which $7,063 was capitalized as purchase price and $3,900 was capitalized as debt issue costs. In addition, for the year ended December 31, 2007 and the period from April 27, 2006 to December 31, 2006, the Company recorded $1,782 and $509, respectively, of expenses in selling, general and administrative expenses for legal services provided by this shareholder.

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

Types of Expenses	Basis of Allocation	For the period from January 1, 2006 to April 26, 2006	Year ended December 31, 2005

Employee benefits	Headcount	$3,703	$11,110
Corporate support functions	Revenue	5,868	17,344
IT services	Headcount	2,394	7,658
Facilities	Square footage	1,994	5,983

Total		$13,959	$42,095

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

15. Related Party Transactions—(Continued)

Intercompany sales to TI were approximately $1,100 and $5,254 for the Predecessor period ended April 26, 2006 and the year ended December 31, 2005, respectively, primarily for test hardware used in TI’s semiconductor business.

16. Commitments and Contingencies

Lease Obligations

The Company operates in leased facilities with terms generally ranging from two to ten years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and also require that the Company pay taxes, insurance and maintenance costs. Rent and lease expense was $6,383 for fiscal year 2007, $3,069 for the period from April 27, 2006 to December 31, 2006, $971 for the period from January 1, 2006 to April 26, 2006 and $3,128 for fiscal year 2005.

Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases.

In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease will mature in 2026. The capital lease obligation outstanding was $30,382 and $30,832 at December 31, 2007 and 2006, respectively.

In conjunction with its acquisition of Airpax, the Company recognized capital leases for equipment each with a 5-year term. These capital leases will mature between 2010 and 2011. The capital lease obligations were $158 at December 31, 2007.

Future minimum annual lease payments for capital leases and noncancelable operating leases in effect at December 31, 2007 are shown in the table below.

	Future Minimum Rental Payments
	Capital Leases	Operating Leases	Total
Fiscal
2008	$3,311	$6,307	$9,618
2009	3,344	3,636	6,980
2010	3,377	3,045	6,422
2011	3,382	2,523	5,905
2012	3,390	1,893	5,283
2013 and thereafter	47,262	12,237	59,499

Net minimum rentals	64,066	29,641	93,707
Less interest portion	(33,526)	—	(33,526)

Present value of future minimum rentals	$30,540	$29,641	$60,181

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Non-cancelable purchase agreements exist with various suppliers for goods and services. At December 31, 2007, the Company had the following purchase commitments

2008	$9,264
2009	5,107
2010	4,551
2011	4,221
2012	4,056
2013 and thereafter	13,333

Total	$40,532

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

Indemnifications provided as part of contracts and agreements

The Company is a party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:

Sponsors: On the closing date of the Acquisition, the Company entered into customary indemnification agreements with the Sponsors pursuant to which the Company will indemnify the Sponsors, against certain liabilities arising out of performance of a consulting agreement with the Company and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

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

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary. The Company and Videoton currently operate under a Manufacturing Agreement dated July 1, 2001 that has been amended subsequently and remains in effect. In the event that the Company was to terminate the agreement with Videoton, the Company would be required to provide six months notice and reimburse Videoton for six months of labor charges. Management estimates that labor charges for six months of Videoton service would total approximately Euro 1,500 (or $2,209, based on the December 31, 2007 exchange rate). The Company has no current plans to terminate the arrangement.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Intellectual Property and Product Liability Indemnification: The Company routinely sell products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities resulting from these indemnities cannot reasonably be estimated or accrued.

Product Warranty Liabilities

The Company accrues for product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty and historically S&C has experienced a low rate of payments on product claims. Consistent with general industry practice, the Company enters into formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of the Company’s products.

Environmental Remediation Liabilities

The Company’s operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and the Company’s employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at the Company’s facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving the Company or its operations.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. No amounts have been accrued for this item at December 31, 2007.

Control Devices Incorporated (CDI), a wholly-owned subsidiary of STI acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (GTE), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The Company does not expect the costs to comply with the post-closure license to be material.

Supplier Consignment Arrangement

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). This facility replaced an earlier facility that had been provided by TI. STI, as consignee, entered into a consignment arrangement with a commercial bank, as consignor, to consign in silver the lesser of $25.0 million or ninety percent of the aggregate undrawn face value on issued letters of credits. STI, as consignor, also entered into a consignment agreement with EMSI, as consignee, to consign up to $21.5 million of the above commercial bank consignment to EMSI. Purchases from EMSI for the year ended December 31, 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $31.8 million, $18.4 million and $10.2 million, respectively. STI and the commercial bank have a security interest in the silver contained in raw materials, work-in-process, and finished goods inventory. STI’s obligations to the commercial bank are supported by (a) a letter of credit issued by an issuing bank in the amount of $23.5 million; (b) a guarantee of STI’s performance by Sensata Technologies Holding Company U.S., B.V.; and (c) a guarantee of STI’s performance by Sensata Technologies B.V. As of December 31, 2007, STI had approximately $12.4 million of consignment silver with EMSI.

In October 2007, EMSI was acquired by a U.S. subsidiary of Wickeder Westfalenstahl GmbH. In conjunction with this transaction, STI assigned these agreements to the U.S. subsidiary. The nature of the supplier consignment agreement did not change as a result of the transaction.

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, a minimum loss contingency amount is recorded. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves at December 31, 2007 of approximately $4.5 million for various legal proceedings.

The Company is involved in litigation from time to time in the ordinary course of business. The Company believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company.

As of December 31, 2007, Sensata was party to 48 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007,

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Ford issued six separate recalls of vehicles, amounting in aggregate to approximately 10 million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues and expressed concern over the durability of the switch. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $1.7 million as of December 31, 2007. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against us alleging defects in certain of our products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to dismiss the lawsuit without prejudice. The customer may refile as the agreement continues to toll the statute of limitations until the earlier of (1) January 15, 2009 or (2) the ninety-first day following proper notice of termination by any party under an agreement. During 2007, Sensata held discussions with the customer and anticipates that discussions with the customer will continue during 2008. Although Sensata has paid the customer for certain costs associated with third party claims, external engineering costs, and service parts and may do so in the future, the Company believes that any such payments related to these costs would not have a material adverse effect on its financial condition.

In connection with the alleged defect, the customer has made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007, the customer informed the Company that the CPSC had closed the file on the matter and would not require any corrective action. The customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators. Despite this recent development, the outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on the Company’s financial condition.

The Company, in cooperation with its customers, regularly engages in examinations of potential quality and or safety issues as part of its ongoing effort to delivery quality products. The Company is currently engaged in such an examination with a significant automotive customer, but management does not believe a material loss is probable.

TI has agreed to indemnify the Company for certain claims and litigation, including the matters described above. With regard to these matters, and certain other matters, TI is not required to indemnify the Company for claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify the company for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million.

Italy’s Istituto Nazionale di Providenzia Sociale (‘INPS”) issued a decision in September 2007 that Texas Instruments Italy, the predecessor to Sensata Technologies Italy, failed to make adequate social security payments for employees of TI Italy’s Avezanno wafer fabrication facility during the years 1995 - 1998 in the amount of Euro 5.7 million. TI has agreed to defend and indemnify the Company in this matter and has filed suit in Italian civil courts believing that it has meritorious defenses. Accordingly, the Company does not believe that loss is probable. The

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

deductible referenced above does not apply to this proceeding as this matter represents an excluded liability under the Company’s acquisition agreement with TI. The Company does not consider it probable that it will incur any non-reimbursable costs in this matter.

17. Financial Instruments

Cash and Cash Equivalents

The fair value amounts for cash and cash equivalents at December 31, 2007 approximates the carrying amounts on the balance sheet due to the short-term maturities of these instruments.

Accounts Receivable

The carrying amount of accounts receivable approximates fair value.

Debt

The Company determined the fair value of debt by using quoted market prices for publicly traded securities or by obtaining market or dealer quotes for loans with similar characteristics.

The fair value of the term loans under the Senior Secured Credit Facility and the Senior Subordinated Term Loan was $1,430,929 and $184,784, respectively, at December 31, 2007. The fair values, as of December 31, 2007, of the Senior Notes of $416,250 and Senior Subordinated Notes of $315,667 were estimated based on quoted market prices.

Derivatives and Hedging Activities

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net loss or comprehensive loss, depending on the timing and designated purpose of the derivative.

During fiscal year 2007, the Company entered into forward contracts with a third party to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, copper and aluminum, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with SFAS 133, the Company recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation (loss)/ gain and other. During fiscal year 2007, the Company recognized a net loss of $0.6 million associated with these derivatives.

Cash Flow Hedges

In June 2006, the Company executed a U.S. dollar interest rate swap contract covering $485.0 million of its variable rate debt. This initiative is consistent with the Company’s risk management objective to reduce exposure to variability in cash flows relating to interest payments on its outstanding debt. The interest rate swap amortizes from $485.0 million as of June 2006 to $25.0 million at maturity in January 2011. The notional amount as of December 31, 2007 was $365.0 million. The Company entered into the interest rate swap to hedge a portion of the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

Company’s exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of the Company’s variable rate debt to fixed rates.

The critical terms of the interest rate swap are identical to those of the designated floating rate debt under the Company’s Senior Secured Credit Facility.

The terms of the swaps are shown in the following table (in millions):

Notional Principal Amount	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$ 365.0	January 27, 2011	3 Month LIBOR	5.377%

Further, consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on its outstanding debt, in June 2006 the Company executed Euro interest rate collar contracts covering Euro 250.0 million of variable rate debt. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of the EURIBOR-based debt. In other words, the Company is protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, the Company will make payments on its EURIBOR-based variable rate debt at prevailing market rates. The EURIBOR rate was 4.65 percent as of December 31, 2007.

The terms of the collars are shown in the following table (in millions):

Notional Principal Amount	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
(in Euro)
250.0	None	July 27, 2007	July 27, 2008	4.30%	3.15%-4.30%	3.15%
250.0 to 160.0	Amortizing	July 27, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

The following table summarizes the net derivative gains or losses recognized as a component of accumulated other comprehensive loss and reclassified to net loss for the fiscal year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006:

	2007	2006
Accumulated derivative loss at beginning of period	$2,490	$—
Net derivative losses recorded in other comprehensive loss	3,101	2,347
Reclassification of net derivative (loss) gain to net loss	(156)	143

Accumulated derivative loss at end of period	$5,435	$2,490

The Company did not recognize a tax benefit associated with the net derivative losses discussed above. During the year ended December 31, 2007 and period April 27, 2006 to December 31, 2006, there were no gains or losses from cash flow hedges due to ineffectiveness. No amounts were excluded from the assessment of hedge effectiveness. No cash flow hedges were derecognized or discontinued during fiscal year 2007 and the period April 27, 2006 to December 31, 2006. The Company expects to reclassify approximately $2,857 from Accumulated other comprehensive loss to net loss within the next twelve months due to payments for interest on the underlying hedged debt to be made during fiscal year 2008.

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

The carrying values and fair values of financial instruments at December 31 are shown in the following table. The classification of the derivative instrument within the consolidated balance sheets is shown parenthetically:

	2007		2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Interest rate collars (prepaid expenses and other current assets)	$700	$700	$—	$—
Interest rate collars (other assets)	1,619	1,619	607	607

Liabilities:
Senior secured term loans	$1,513,554	$1,430,929	$1,468,426	$1,466,252
Senior subordinated term loan	207,623	184,784	—	—
Senior Notes and Senior Subordinated Notes	810,763	731,917	773,375	762,389
Interest rate swap (other long-term liabilities)	7,754	7,754	3,097	3,097
Commodity forward contracts (accrued expenses and other current liabilities)	47	47	—	—

Concentration of Credit Risk

The Company is subject to counterparty risk on financial instruments such as cash equivalents, trade and other receivables, and derivative instruments. The Company manages its counterparty credit risk on cash equivalents by investing in highly rated, marketable instruments and/or financial institutions. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, and their dispersion across different businesses and geographic areas. No single customer accounted for greater than 10 percent of combined Sensata revenues. The Company performs ongoing credit evaluations of its customers’ financial condition. As of December 31, 2007, the Company had no significant concentration of credit risk. However, because Sensata is a global company with substantial operations in emerging markets, it is subject to sovereign risks as well as the increased counterparty risk of customers and financial institutions in those jurisdictions.

By using derivative instruments, the Company is subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of the end of each reporting period. If a counterparty fails to fulfill its performance obligations under a derivative contract, the Company’s credit risk will equal the fair value of the derivative. Generally, when the fair value of a derivative contract is positive, the counterparty owes the Company, thus creating a receivable risk for the Company. The Company minimizes counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

The Company organizes its business into two reporting segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data

markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages its sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of depreciation and amortization expenses associated with assets recorded in connection with the Sensata, FTAS, SMaL and Airpax Acquisitions. These corporate costs are separately stated below and include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2.

The sensors segment is a manufacturer of pressure, force, vision and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems.

The controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, arc-fault circuit protectors, power inverters and precision switches and thermostats. The controls reporting segment has two operating segments—Electrical Protection and Power Controls—which have been aggregated to form the controls reportable segment. These two operating segments have been combined into one reportable segment due to the economic similarities of the businesses.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

The tables below present information about reported segments for the year ended December 31, 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and the year ended December 31, 2005.

	Successor		Predecessor
	For the year ended December 31, 2007	For the periods		For the year ended December 31, 2005
		April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Net revenues:
Sensors	$874,371	$496,332	$223,280	$617,310
Controls	529,642	302,175	152,320	443,361

Total net revenues	$1,404,013	$798,507	$375,600	$1,060,671

Segment operating income (as defined above):
Sensors	$217,440	$131,523	$54,139	$157,358
Controls	121,912	82,586	39,566	114,854

Total segment operating income	339,352	214,109	93,705	272,212

Corporate / other	(94,008)	(42,870)	(18,609)	(21,846)
Restructuring and other costs, net	(5)	—	(2,456)	(22,996)
Acquired in-process research and development	(5,700)	—	—	—
Turn-around effect of step-up in inventory to fair value	(4,454)	(25,017)	—	—
Amortization of intangibles and capitalized software	(131,129)	(82,740)	(1,078)	(2,458)

Profit from operations	104,056	63,482	71,562	224,912
Interest expense, net	(188,587)	(163,593)	(511)	(105)
Currency transaction (loss)/gain and other	(105,474)	(63,633)	115	—

(Loss) / income before income taxes	$(190,005)	$(163,744)	$71,166	$224,807

No customer exceeded 10% or more of the Company’s net revenue in any of the periods presented.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

The table below presents depreciation and amortization expense for the reported segments for the year ended December 31, 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005.

	Successor		Predecessor
	For the year ended December 31, 2007	For the periods		For the year ended December 31, 2005
		April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Total depreciation and amortization
Sensors	$18,913	$10,692	$4,008	$16,416
Controls	14,409	7,487	2,746	12,872
Corporate / other(1)	156,060	93,009	2,855	1,870

Total	$189,382	$111,188	$9,609	$31,158

(1)	Included within Corporate / other during the Successor periods is all the depreciation and all the amortization expense associated with the fair value step-up recognized in the Sensata, FTAS, SMaL and Airpax Acquisitions. The Company does not allocate the additional depreciation and amortization expense associated with the step-up in fair value of the property, plant and equipment and intangible assets associated with the acquisitions in the Successor periods to its segments. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

The table below presents total assets for the reported segments as of December 31, 2007 and 2006.

	December 31,
	2007	2006
Total assets
Sensors	$325,041	$274,538
Controls	224,395	217,589
Corporate / other(1)	3,006,055	2,880,165

Total	$3,555,491	$3,372,292

(1)	Included within Corporate / other as of December 31, 2007 and 2006 is $1,559,997 and $1,442,726, respectively, of goodwill, $1,181,214 and $1,175,124, respectively, of intangible assets and $98,457 and $85,114, respectively, of property, plant and equipment. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

The table below presents capital expenditures for the reported segments for the year ended December 31, 2007, the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005.

	Successor		Predecessor
	For the year ended December 31, 2007	For the periods		For the year ended December 31, 2005
		April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Total capital expenditures
Sensors	$35,961	$17,874	$7,980	$25,041
Controls	8,819	8,934	3,022	14,529
Corporate / other	21,969	2,822	5,703	2,648

Total	$66,749	$29,630	$16,705	$42,218

The following geographic area data includes net revenue, based on the Company’s revenue recognition, policies, and property, plant and equipment, based on the location of the respective entities.

Geographic Area Information

Net revenue by geographic area and by significant countries are shown in the tables below:

	Net Revenue
	Successor		Predecessor
	For the year ended December 31, 2007	For the Periods
		April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	For the year ended December 31, 2005
Americas	$685,421	$399,265	$179,505	$525,433
Asia Pacific	363,400	206,012	103,184	274,670
Europe	355,192	193,230	92,911	260,568

Total	$1,404,013	$798,507	$375,600	$1,060,671

	Net Revenue
	For the year ended December 31, 2007	For the period April 27 (inception) to December 31, 2006
United States	$635,613	$351,584
The Netherlands	342,816	192,179
Japan	202,565	87,056
All Other	223,019	167,688

	$1,404,013	$798,507

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Business Segment Data—(Continued)

Long-lived assets by geographic area and by significant countries are shown in the tables below:

	Long-Lived Assets
	December 31,
	2007	2006
Americas	$126,096	$132,088
Asia Pacific	122,179	92,645
Europe	20,098	21,621

Total	$268,373	$246,354

	Long-Lived Assets
	December 31,
	2007	2006
United States	$70,135	$72,626
Malaysia	53,618	32,152
Mexico	51,183	56,261
Korea	22,467	30,406
The Netherlands	19,822	21,147
All Other	51,148	33,762

	$268,373	$246,354

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes (the “Notes”) as described in Note 10. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on an senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the FTAS acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, described in Note 10.

The following condensed consolidating and combining financial statements are presented for the information of the holders of the Notes and present the Condensed Consolidating Balance Sheets as of December 31, 2007 and December 31, 2006 and the Condensed Consolidating and Combining Statements of Operations and Statements of Cash Flows for the year ended December 31, 2007, the periods April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006 and for the year ended December 31, 2005, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate or combine the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

For the Successor period, intercompany profits from the sale of inventory between the Company’s Non-Guarantor subsidiaries and Company’s Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor Statement of Operations, and are eliminated to arrive at the Sensata Consolidated and Combined Statement of Operations. It is Sensata’s policy to expense intercompany profit margin through cost of revenue when an intercompany sale takes place. Therefore, in the Condensed Consolidating Balance Sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s legal entities.

Certain reclassifications have been made to prior period amounts to conform to current year presentations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated

Assets
Current assets:
Cash and cash equivalents	$15,590	$32,441	$12,026	$—	$60,057
Accounts receivable, net of allowances	—	196,019	16,215	—	212,234
Intercompany accounts receivable	318,030	355,516	63,933	(737,479)	—
Inventories	—	133,564	22,178	—	155,742
Deferred income tax assets	—	5,800	1,066	—	6,866
Prepaid and other current assets	1,687	18,519	2,669	—	22,875
Asset held for sale	—	—	1,634	—	1,634

Total current assets	335,307	741,859	119,721	(737,479)	459,408
Property, plant and equipment, net	—	222,049	46,324	—	268,373
Goodwill	—	1,445,598	114,399	—	1,559,997
Other intangible assets, net	—	1,115,324	65,890	—	1,181,214
Investment in subsidiaries	849,182	113,473	—	(962,655)	—
Advances to subsidiaries	2,235,635	—	—	(2,235,635)	—
Other assets	63,335	7,572	15,592	—	86,499

Total assets	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long term debt and capital lease	$15,361	558	$—	$—	$15,919
Accounts payable	—	107,715	18,878	—	126,593
Accrued expenses and other current liabilities	24,690	78,233	25,552	—	128,475
Intercompany liabilities	339,348	356,162	41,969	(737,479)	—
Accrued profit sharing	—	7,708	744	—	8,452

Total current liabilities	379,399	550,376	87,143	(737,479)	279,439
Pension and other post-retirement benefit obligations	—	31,549	366	—	31,915
Capital lease obligations	—	29,887	95	—	29,982
Long-term intercompany liabilities	—	2,201,823	33,812	(2,235,635)	—
Long-term debt, less current portion	2,516,579	—	—	—	2,516,579
Other long-term liabilities	9,878	88,465	32,912	—	131,255
Commitments and contingencies

Total liabilities	2,905,856	2,902,100	154,328	(2,973,114)	2,989,170
Shareholder’s equity
Shareholder’s equity	577,603	743,775	207,598	(962,655)	566,321

Total liabilities and shareholder’s equity	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated

Assets
Current assets:
Cash and cash equivalents	$40,380	$33,960	$10,413	$—	$84,753
Accounts receivable, net of allowances	—	175,909	15,432	—	191,341
Intercompany accounts receivable	119,368	174,442	12,831	(306,641)	—
Inventories	—	95,978	19,877	—	115,855
Deferred income tax assets	—	5,038	192	—	5,230
Prepaid and other current assets	926	32,409	2,339	—	35,674
Assets held for sale	—	—	2,134	—	2,134

Total current assets	160,674	517,736	63,218	(306,641)	434,987
Property, plant and equipment, net	—	216,204	30,150	—	246,354
Goodwill	—	1,327,510	115,216	—	1,442,726
Other intangible assets, net	—	1,123,694	51,430	—	1,175,124
Investment in subsidiaries	924,969	53,606	—	(978,575)	—
Advances to subsidiaries	2,129,467	—	—	(2,129,467)	—
Other assets	68,207	3,111	1,783	—	73,101

Total assets	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long term debt and capital lease	$14,754	$449	$—	$—	$15,203
Accounts payable	—	64,730	14,632	—	79,362
Accrued expenses and other current liabilities	30,193	68,115	14,621	—	112,929
Intercompany liabilities	167,762	122,846	16,033	(306,641)	—
Accrued profit sharing	—	5,715	269	—	5,984

Total current liabilities	212,709	261,855	45,555	(306,641)	213,478
Pension and other post-retirement benefit obligations	—	29,823	696	—	30,519
Capital lease obligations	—	30,383	—	—	30,383
Long-term intercompany liabilities	—	2,094,819	34,648	(2,129,467)	—
Long-term debt, less current portion	2,227,047	—	—	—	2,227,047
Other long-term liabilities	12,519	25,272	8,442	—	46,233
Commitment and contingencies

Total liabilities	2,452,275	2,442,152	89,341	(2,436,108)	2,547,660
Shareholder’s equity
Shareholder’s equity	831,042	799,709	172,456	(978,575)	824,632

Total liabilities and shareholder’s equity	$3,283,317	$3,241,861	$261,797	$(3,414,683)	$3,372,292

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,324,379	$195,624	$(115,990)	$1,404,013
Operating costs and expenses:
Cost of revenue	—	893,194	179,129	(115,990)	956,333
Research and development	—	43,066	1,996	—	45,062
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	6,512	256,291	30,059	—	292,862

Total operating costs and expenses	6,512	1,198,251	211,184	(115,990)	1,299,957

(Loss)/profit from operations	(6,512)	126,128	(15,560)	—	104,056
Interest (expense) income, net	(20,714)	(164,123)	(3,750)	—	(188,587)
Currency translation (loss)/gain and other	(109,519)	(10,763)	14,808	—	(105,474)

Income before income taxes and equity in earnings (losses) of subsidiaries	(136,745)	(48,758)	(4,502)	—	(190,005)
Equity in earnings (losses) of subsidiaries	(53,260)	872	—	52,388	—
Provision/(benefit) for income taxes	62,504	54,895	4,376	(59,271)	62,504

Net (loss)/income	$(252,509)	$(102,781)	$(8,878)	$111,659	$(252,509)

Condensed Consolidating Statements of Operations

For the Period From April 27, 2006 (inception) to December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	774,725	61,234	(37,452)	$798,507
Operating costs and expenses:
Cost of revenue	—	528,870	47,449	(37,452)	538,867
Research and development	—	20,989	62	—	21,051
Selling, general and administrative	7,969	156,776	10,362	—	175,107

Total operating costs and expenses	7,969	706,635	57,873	(37,452)	735,025

(Loss)/profit from operations	(7,969)	68,090	3,361	—	63,482
Interest expense, net	(51,618)	(110,828)	(1,147)	—	(163,593)
Currency translation (loss)/gain and other	(63,746)	(7,194)	7,307	—	(63,633)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(123,333)	(49,932)	9,521	—	(163,744)
Equity in earnings (losses) of subsidiaries	(40,411)	—	—	40,411	—
Provision/(benefit) for income taxes	48,560	33,736	3,926	(37,662)	48,560

Net (loss)/income	$(212,304)	$(83,668)	$5,595	$78,073	$(212,304)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Operations

For the Period From January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$364,481	$27,232	$(16,113)	$375,600
Operating costs and expenses:
Cost of revenue	—	250,345	21,224	(16,113)	255,456
Research and development	—	8,802	—	—	8,802
Selling, general and administrative	—	34,438	5,342	—	39,780

Total operating costs and expenses	—	293,585	26,566	(16,113)	304,038

Profit from operations	—	70,896	666	—	71,562
Currency translation (loss)/gain and other	—	(414)	18	—	(396)

Income before income taxes and equity in earnings (losses) of subsidiaries	—	70,482	684	—	71,166
Provision for income taxes	—	23,513	2,283	—	25,796

Net income/(loss)	$—	$46,969	$(1,599)	$—	$45,370

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

Condensed Combining Statements of Operations

For the Year Ended December 31, 2005

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$1,033,107	$68,432	$(40,868)	$1,060,671
Operating costs and expenses:	—
Cost of revenue	—	689,412	52,935	(40,868)	701,479
Research and development	—	32,176	—	—	32,176
Selling, general and administrative	—	86,248	15,856	—	102,104

Total operating costs and expenses	—	807,836	68,791	(40,868)	835,759

Profit/(loss) from operations	—	225,271	(359)	—	224,912
Currency translation (loss)/gain and other	—	(13,927)	13,822	—	(105)

Income before income taxes and equity in earnings (losses) of subsidiaries	—	211,344	13,463	—	224,807
Provision for income taxes	—	75,978	5,412	—	81,390

Net income	$—	$135,366	$8,051	$—	$143,417

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ending December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$58,080	$76,473	$20,725	$—	$155,278

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(45,723)	(21,026)	—	(66,749)
Proceeds from sale of assets	—	123	—	—	123
Acquisition of FTAS business	—	419	—	—	419
Acquisition of SMaL business	—	(11,982)	—	—	(11,982)
Acquisition of Airpax business, net of cash received	—	(277,521)	—	—	(277,521)
Intercompany investment in subsidiaries	(47,823)	—	—	47,823	—
Dividends received by issuer	5,963	—	—	(5,963)	—

Net cash used in investing activities	(41,860)	(334,684)	(21,026)	41,860	(355,710)

Cash flows from financing activities:
Proceeds from issuance of Euro term loan	195,010	—	—	—	195,010
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,548)	—	—	—	(5,548)
Payments on capitalized lease	—	(454)	(14)	—	(468)
Payments of debt issuance cost	(3,758)	—	—	—	(3,758)
Proceeds from (payments on) intercompany loans	(217,214)	217,214	—	—	—
Proceeds from intercompany investment in subsidiaries	—	45,895	1,928	(47,823)	—
Dividends paid to issuer	—	(5,963)	—	5,963	—

Net cash (used in) / provided by financing activities	(41,010)	256,692	1,914	(41,860)	175,736

Net change in cash and cash equivalents	(24,790)	(1,519)	1,613	—	(24,696)
Cash and cash equivalents, beginning of period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$15,590	$32,441	$12,026	$—	$60,057

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Period From April 27, 2006 (inception) to December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$(1,120)	$121,872	$9,154	$—	$129,906
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(27,422)	(2,208)	—	(29,630)
Acquisition of the S&C business, net of cash received	(3,018,018)	(2,907,318)	(113,483)	3,017,715	(3,021,104)
Acquisition of FTAS business	(91,809)	(53,606)	—	53,606	(91,809)
Dividend received by issuer	8,287	—	—	(8,287)	—

Net cash used in investing activities	(3,101,540)	(2,988,346)	(115,691)	3,063,034	(3,142,543)
Cash flows from financing activities:
Proceeds from issuance of U.S. term loan facility	950,000	—	—	—	950,000
Proceeds from issuance of Euro term loan facility	495,455	—	—	—	495,455
Proceeds from issuance of Senior Notes	450,000	—	—	—	450,000
Proceeds from issuance of Senior Subordinated Notes	301,605	—	—	—	301,605
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on Euro term loan facility	(2,101)	—	—	—	(2,101)
Payments on capitalized lease	—	(256)	—	—	(256)
Payments of debt issuance cost	(79,117)	—	—	—	(79,117)
Proceeds from issuance of Deferred Payment Certificates	768,298	—	—	—	768,298
Proceeds from issuance of Ordinary Shares	216,699	—	—	—	216,699
Capital contribution from Sensata Technologies Intermediate Holding	1,557	—	—	—	1,557
Proceeds from (payments on) intercompany loans	45,394	(45,394)	—	—	—
Proceeds from intercompany investment in subsidiaries	—	2,949,081	122,240	(3,071,321)	—
Dividends paid to issuer	—	(2,997)	(5,290)	8,287	—

Net cash provided by financing activities	3,143,040	2,900,434	116,950	(3,063,034)	3,097,390

Net change in cash and cash equivalents	40,380	33,960	10,413	—	84,753
Cash and cash equivalents, beginning of the period	—	—	—	—	—

Cash and cash equivalents, end of the period	$40,380	$33,960	$10,413	$—	$84,753

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Cash Flows

For the Period From January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$—	$43,306	$(2,707)	$—	$40,599

Cash flows from investing activities:
Additions to property, plant and equipment	—	(16,025)	(680)	—	(16,705)

Net cash used in investing activities	—	(16,025)	(680)	—	(16,705)

Cash flows from financing activities:
Payments on capitalized lease	—	(96)	—	—	(96)
Net transfers (to) from Texas Instruments	—	(27,185)	3,387	—	(23,798)

Net cash (used in) provided by financing activities	—	(27,281)	3,387	—	(23,894)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Cash Flows

For the Years Ended December 31, 2005

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash flows from operating activities:
Net cash provided by operating activities	$—	$152,290	$20,986	$—	$173,276

Cash flows from investing activities:
Additions to property, plant and equipment	—	(35,381)	(6,837)	—	(42,218)
Proceeds from sale of assets	—	4,661	—	—	4,661
Acquisition of business, net of cash acquired	—	(13,973)	(4,975)	—	(18,948)

Net cash used in investing activities	—	(44,693)	(11,812)	—	(56,505)

Cash flow from financing activity:
Net transfers to Texas Instruments	—	(107,597)	(9,174)	—	(116,771)

Net cash used in financing activity	—	(107,597)	(9,174)	—	(116,771)

Net change in cash and cash equivalents	—	—	—	—	—
Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

20. Unaudited Quarterly Data

A summary of the unaudited quarterly results of operations is as follows

	Successor
	Quarter ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2007
Net revenue	$373,018	$357,427	$345,564	$328,004
Gross profit	$114,990	$114,454	$111,512	$106,724
Net loss	$(80,198)	$(86,767)	$(44,889)	$(40,655)

	Successor			Predecessor
	For the Periods ended
	December 31	September 30	April 27 to June 30	April 1 to April 26	March 31
Year Ended December 31, 2006
Net revenue	$294,565	$287,251	$216,691	$81,439	$294,161
Gross profit	$103,754	$96,498	$59,388	$22,813	$97,331
Net (loss) income	$(65,050)	$(75,699)	$(71,555)	$5,767	$39,603

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Year Ended December 31, 2007

For the Periods April 27, 2006 to December 31, 2006, and January 1, 2006 to April 26, 2006, and

For the Year Ended December 31, 2005

(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions			Deductions	Balance at the end of the period
		Charged to cost and expenses	Charged to other accounts
2007
Allowance for doubtful accounts	$1,555	$2,565	$312	(a)	$(742)	$3,690
Allowance for price adjustments	3,021	5,449	—		(4,124)	4,346
Return reserves	611	526	266	(a)	(370)	1,033

	$5,187	$8,540	$578		$(5,236)	$9,069

April 27, 2006 - December 31, 2006
Allowance for doubtful accounts	$2,356	$371	$989	(a)	$(2,161)	$1,555
Allowance for price adjustments	3,834	3,937	—		(4,750)	3,021
Return reserves	558	683	—		(630)	611

	$6,748	$4,991	$989		$(7,541)	$5,187

January 1, 2006 - April 26, 2006
Allowance for doubtful accounts	$1,992	$743	$—		$(379)	$2,356
Allowance for price adjustments	2,891	2,553	—		(1,610)	3,834
Return reserves	589	370	—		(401)	558

	$5,472	$3,666	$—		$(2,390)	$6,748

2005
Allowance for doubtful accounts	$2,156	$919	$—		$(1,083)	$1,992
Allowance for price adjustments	1,874	6,248	—		(5,231)	2,891
Return reserves	590	872	—		(873)	589

	$4,620	$8,039	$—		$(7,187)	$5,472

(a)	Amounts represent pre-acquisition balances that were recognized by Sensata upon the acquisition of the respective entity.

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2008.

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on February 19, 2008.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE Thomas Wroe	Principal Executive Officer	February 19, 2008

/S/ JEFFREY COTE Jeffrey Cote	Principal Financial and Accounting Officer	February 19, 2008

/S/ AMACO MANAGEMENT SERVICES B.V. Amaco Management Services B.V.	Director	February 19, 2008
By:
Its:

/S/ GEERT BRAAKSMA Geert Braaksma	Director	February 19, 2008