Form 10-Q
period 2008-03-31
Sensata Technologies B.V.
filed 2008-05-01
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2008, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

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

We believe that the following factors, among others (including those described in “Item 1A. Risk Factors” caption in the “Part II—Other Information” section of this report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: competition in our markets; fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; continued pricing and other pressures from our customers; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing business arrangements; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; general economic, political, business and market risks associated with our non-U.S. operations; fluctuations in foreign currency exchange and interest rates; fluctuations in the cost and/or availability of manufactured components and raw materials; non-performance by our suppliers; the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and responding to potential liabilities under these laws; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; our ability to attract and retain key personnel; material disruptions at any of our manufacturing facilities; risks associated with future acquisitions, joint ventures or asset disposition, as well as risks associated with integration of acquired companies; the possibility that our controlling shareholder’s interests will conflict with ours or yours; risks associated with our substantial indebtedness, leverage and debt service obligations; risks associated with maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; and our ability to operate as a stand-alone company, including our ability to raise additional funds when needed.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$83,568	$60,057
Accounts receivable, net of allowances of $10,249 and $9,069 at March 31, 2008 and December 31, 2007, respectively	234,145	212,234
Inventories	164,966	155,742
Deferred income tax assets	6,833	6,866
Prepaid expenses and other current assets	23,311	22,875
Assets held for sale	950	1,634

Total current assets	513,773	459,408
Property, plant and equipment at cost	364,558	354,390
Accumulated depreciation	(101,955)	(86,017)

Property, plant and equipment, net	262,603	268,373
Goodwill	1,559,430	1,559,997
Other intangible assets, net	1,145,135	1,181,214
Deferred income tax assets	2,233	2,169
Deferred financing costs	58,728	61,717
Other assets	22,051	22,613

Total assets	$3,563,953	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$16,348	$15,919
Accounts payable	149,568	126,593
Income taxes payable	5,989	3,277
Accrued expenses and other current liabilities	145,233	121,428
Accrued profit sharing	2,428	8,452
Deferred income tax liabilities	3,791	3,770

Total current liabilities	323,357	279,439
Deferred income tax liabilities	105,018	94,794
Pension and post-retirement benefit obligations	32,098	31,915
Capital lease obligation	29,863	29,982
Long-term debt, less current portion	2,595,569	2,516,579
Other long-term liabilities	45,246	36,461
Commitment and contingencies

Total liabilities	3,131,151	2,989,170
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at March 31, 2008	22	22
Additional paid-in capital	1,048,349	1,047,829
Accumulated deficit	(592,370)	(465,482)
Accumulated other comprehensive loss	(23,199)	(16,048)

Total shareholder’s equity	432,802	566,321

Total liabilities and shareholder’s equity	$3,563,953	$3,555,491

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2008	March 31, 2007
Net revenue	$388,514	$328,004
Operating costs and expenses:
Cost of revenue	273,320	221,280
Research and development	12,933	9,798
Acquired in-process research and development	—	5,700
Selling, general and administrative	82,239	67,889

Total operating costs and expenses	368,492	304,667

Profit from operations	20,022	23,337
Interest expense	(51,083)	(44,061)
Interest income	280	626
Currency translation loss and other, net	(80,217)	(7,004)

Loss before taxes	(110,998)	(27,102)
Provision for income taxes	15,890	13,553

Net loss	$(126,888)	$(40,655)

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net loss	$(126,888)	$(40,655)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	16,181	13,593
Amortization of deferred financing costs	2,989	1,940
Currency translation loss on debt	84,334	7,965
Share-based compensation	520	490
Amortization of intangible assets and capitalized software	36,164	31,347
Turn-around effect of inventory step-up to fair market value	—	2,158
Loss on sale and disposal of assets	44	49
Loss on asset held for sale	684	—
Deferred income taxes	10,214	6,865
Noncash charge for acquired in-process research and development	—	5,700
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(21,911)	(20,264)
Inventories	(9,224)	(6,359)
Prepaid expenses and other current assets	(1,658)	11,867
Accounts payable and accrued expenses	46,144	31,216
Income taxes payable	2,712	(2,158)
Accrued profit sharing and retirement	(5,642)	(4,371)
Other	3,472	467

Net cash provided by operating activities	38,135	39,850
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(10,567)	(18,021)
Proceeds from sale of assets	32	—
Acquisition of FTAS business	—	(981)
Acquisition of SMaL business	—	(11,982)

Net cash used in investing activities	(10,535)	(30,984)
Cash flows from financing activities:
Payments on U.S. term loan facility	(2,375)	(2,375)
Payments on Euro term loan facility	(1,572)	(1,325)
Payments on capitalized lease	(142)	(112)

Net cash used in financing activities	(4,089)	(3,812)

Net change in cash and cash equivalents	23,511	5,054
Cash and cash equivalents, beginning of period	60,057	84,753

Cash and cash equivalents, end of period	$83,568	$89,807

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

Sensata Technologies B.V. (“Sensata” or the “Company”) is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct wholly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct wholly owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by Bain Capital Partners, LLC (“Bain”), a leading global private investment firm, co-investors (Bain and co-investors collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006, investment funds associated with the Sponsors completed the acquisition of the Sensors & Controls business (“S&C”) of Texas Instruments Incorporated (“TI”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “Acquisition” or “Sensata Acquisition”). The Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

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

The controls business includes motor protectors, circuit breakers, arc-fault circuit protectors, power inverters and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, cars, lighting and other industrial applications.

All dollar amounts in the financial statements and tables in the notes, except share and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

3. New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company, with early application encouraged. SFAS 161 shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. The Company is currently reviewing the provisions of SFAS 161.

In February 2008, the FASB issued Financial Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157, Fair Value Measurements, (“SFAS 157”). In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. As discussed in Note 14, the Company adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160” ). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for the Company. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company will adopt this standard on January 1, 2009 but does not believe SFAS 160 will have any impact on its financial position or results of operations since it does not currently hold any minority interest in its subsidiaries.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)” ). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under SFAS No. 141, Business Combinations (“SFAS 141”). SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company will adopt SFAS 141(R) for its fiscal year beginning January 1, 2009 and is currently evaluating what impact, if any, its adoption will have on the Company’s financial position or results of operations.

4. Acquisitions and Dispositions

Airpax Holdings, Inc.

On July 27, 2007, Sensata Technologies, Inc. (“STI”), the Company’s primary U.S. operating subsidiary, acquired 100% of the outstanding stock of Airpax Holdings, Inc. (“Airpax” or “Power Controls”) from William Blair Capital Partners VII QP, L.P., (“William Blair”) and other stockholders for $276.8 million plus fees and

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

expenses of $4.2 million (the “Airpax Acquisition”). The Company believes the acquisition of Airpax provides the Company with leading customer positions in electrical protection for network power and critical, high-reliability mobile power applications, and further secures its position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets. The Airpax Acquisition was funded by a Euro 141.0 million term loan ($195.0 million, at issuance) and cash on hand. The results of operations of Airpax are included in the unaudited Condensed Consolidated Statement of Operations from the date of acquisition.

The Company has accounted for the Airpax Acquisition as a purchase in accordance with SFAS 141. Goodwill recorded in relation to the Airpax Acquisition is not deductible for tax purposes, since the companies comprising the Airpax group were acquired in a stock purchase transaction, which did not establish tax basis in the entities’ goodwill.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Airpax Acquisition:

Accounts receivables	$25,234
Inventories	25,114
Prepaid expenses and other current assets	1,541
Property, plant and equipment	20,361
Other assets	1,009
Other intangible assets	128,880
Goodwill	118,117
Accounts payable and accrued liabilities	(23,905)
Pension and post-retirement obligations, net	(12,206)
Capitalized lease obligations	(171)
Other long-term liabilities	(6,453)

Fair value of net assets acquired, excluding cash and cash equivalents	$277,521
Cash and cash equivalents	3,498

Fair value of net assets acquired	$281,019

Cash consideration and transaction fees and expenses	$281,019

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price of the assets acquired and liabilities assumed will be completed when the valuations are completed and estimates finalized, which is expected to occur during fiscal year 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets with determinable lives, including preliminary estimates of completed technologies, customer relationships, non-compete agreements and a tradename. In addition, an amount totaling $9,370 has been allocated to the Airpax® tradename. The Company believes the Airpax® tradename has an indefinite life and therefore will be assessed on an annual basis for impairment. Intangible assets associated with the Airpax Acquisition consist of the following:

		Weighted- Average Life (years)
Intangible Assets With Determinable Lives:
Completed technologies	$31,570	15
Customer relationships	86,890	10
Non-compete agreements	330	2
Tradename	720	10

	$119,510	11

Intangible Assets with Indefinite Life:
Airpax® Tradename	9,370

	$128,880

The Company has determined based upon preliminary estimates there is no residual value associated with its acquired intangible assets above.

See Note 7 for further discussion of goodwill and other intangible assets.

5. Comprehensive Net Loss

Comprehensive net loss includes net loss, net unrealized loss for the effective portion of the Company’s designated cash flow hedges and a net unrealized loss associated with the Company’s defined benefit and retiree healthcare plans. The components of comprehensive net loss, net of tax, are as follows:

	For the three months ended
	March 31, 2008	March 31, 2007
Net loss	$(126,888)	$(40,655)
Net unrealized loss on derivatives	(7,034)	(602)
Defined benefit and retiree healthcare plans	(117)	—

Comprehensive net loss	$(134,039)	$(41,257)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

6. Inventories

Inventories consist of the following:

	March 31, 2008	December 31, 2007
Finished goods	$69,421	$67,809
Work-in-process	25,685	21,126
Raw materials	69,860	66,807

Total	$164,966	$155,742

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill by segment:

	Sensors	Controls	Total
Balance—December 31, 2007	$1,153,057	$406,940	$1,559,997
Reclassification	11,812	(11,812)	—
Airpax Acquisition—Purchase accounting adjustments	—	(567)	(567)

Balance—March 31, 2008	$1,164,869	$394,561	$1,559,430

As discussed in Note 4, goodwill attributed to the Airpax Acquisition reflects the Company’s preliminary allocation of the purchase price to the estimated fair values of the assets acquired and the liabilities assumed. The purchase accounting adjustments above reflect changes primarily in preliminary estimates associated with exit and severance restructuring reserves.

As a result of changes in the manner in which the Company manages its recently acquired Power Controls operating segment, the Company reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors business reporting segment.

Definite-lived intangible assets have been amortized on an accelerated (economic benefit) basis over their estimated lives. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

		March 31, 2008			December 31, 2007
	Weighted- Average Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,810	$54,690	$214,120	$268,810	$35,463	$233,347
Customer relationships	10	1,027,460	192,876	834,584	1,027,460	176,364	851,096
Non-compete agreements	6	24,230	1,310	22,920	24,230	1,044	23,186
Tradename	10	920	72	848	920	46	874

	11	$1,321,420	$248,948	$1,072,472	$1,321,420	$212,917	$1,108,503

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Amortization expense on definite-lived intangibles for the three months ended March 31, 2008 and 2007 was $36,031 and $30,933, respectively. Amortization of these acquisition-related intangibles is estimated to be $111,794 for the remainder of 2008, $153,608 in 2009, $145,946 in 2010, $134,217 in 2011 and $122,534 in 2012.

In connection with the Sensata Acquisition, the Company concluded that its Klixon® tradename is an indefinite lived intangible asset, as the brand has been in continuous use since 1927, and the Company has no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the tradename in the Company’s purchase price allocation.

In connection with the Airpax Acquisition, the Company concluded that its Airpax® tradename is an indefinite lived intangible asset, as the brand has been in continuous use since 1948, and the Company has no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the tradename in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the unaudited Condensed Consolidated Balance Sheets include capitalized software licenses with gross carrying amounts of $5,279 and $5,193 and net carrying amounts of $4,193 and $4,241 as of March 31, 2008 and December 31, 2007, respectively. The weighted average life for the capitalized software is 3 years. Amortization expense on capitalized software for the three months ended March 31, 2008 and 2007 was $133 and $414, respectively.

8. Restructuring Costs

Restructuring programs consist of the 2005 Plan, the FTAS Plan and the Airpax Plan.

2005 Plan

In fiscal year 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions affected 208 employees, 96 of whom were in Holland. The total cost of this restructuring action is expected to be $14,114, of which $13,955 has been incurred since the inception of the 2005 Plan. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company. The 2005 Plan is substantially complete and the remaining payments are expected to be paid though fiscal year 2009.

The following table shows the reserve balance as of March 31, 2008:

	Severance	Total
Balance at December 31, 2007	$195	$195
Payments	(48)	(48)
Impact of changes in foreign currency exchange rates	12	12

Balance at March 31, 2008	$159	$159

Employees terminated as of March 31, 2008	205

The Company recognized $12 in Currency translation loss and other, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008 due to the impact of changes in foreign currency exchange rates.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

FTAS Plan

In December 2006, the Company acquired FTAS from Honeywell International Inc. (“Honeywell”). In January 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), the Company recognized restructuring liabilities of $10,109 (sensors $4,762, controls $2,476, corporate $2,871) related to these actions, which relate primarily to exit and related severance costs and will affect 146 employees.

The Company anticipates the actions described above associated with the FTAS Plan to be completed in 2008, and remaining payments to be paid through 2014.

The total cumulative amount of severance costs and facility exit and other costs incurred to date and expected to be incurred in connection with the FTAS Plan total $4,350 and $5,759, respectively.

The following table shows the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2007	$3,281	$4,601	$7,882
Payments	(638)	(413)	(1,051)
Charges	—	—	—

Balance at March 31, 2008	$2,643	$4,188	$6,831

Employees terminated as of March 31, 2008	51

The following table outlines the restructuring liabilities by segment associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2007	$3,217	$2,476	$2,189	$7,882
Payments	(254)	(362)	(435)	(1,051)
Charges	—	—	—	—

Balance at March 31, 2008	$2,963	$2,114	$1,754	$6,831

In addition, during the three months ended June 30, 2007, the Company classified assets associated with its manufacturing facility in Grand Blanc, Michigan as held for sale. At December 31, 2007, the net carrying value of these assets was $1,634. During the three months ended March 31, 2008, the Company recognized an impairment loss of $684. This loss was recognized as a component of Currency translation loss and other, net in the condensed consolidated statement of operations. The net carrying value of the assets at March 31, 2008 was $950. These assets are part of the sensors business reporting segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Airpax Plan

In July 2007, the Company acquired Airpax. In August 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland, China and Mexico. In September 2007, the Company announced plans to terminate certain employees at the Cambridge, Maryland facility. In accordance with EITF 95-3, the Company recognized restructuring liabilities of $10,891 (controls $9,292, corporate $1,599) related to these actions and other exit activities still being finalized, which relate primarily to exit and related severance costs and are expected to affect 845 employees.

The following table shows the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2007	$8,942	$2,092	$11,034
Payments	(688)	(64)	(752)
Purchase accounting adjustments	(433)	(187)	(620)
Impact of changes in foreign currency exchange rates	460	17	477

Balance at March 31, 2008	$8,281	$1,858	$10,139

Employees terminated as of March 31, 2008	24

The total amount of costs incurred to date and expected to be incurred in connection with the Airpax Plan is $10,891 (controls $9,292, corporate $1,599). During the three months ended March 31, 2008, the Company recognized adjustments totaling ($620) (controls ($433) and corporate ($187)) through purchase accounting.

The following table outlines the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance at December 31, 2007	$9,801	$1,233	$11,034
Purchase accounting adjustments	(986)	366	(620)
Payments	(464)	(288)	(752)
Impact of foreign currency	477	—	477

Balance at March 31, 2008	$8,828	$1,311	$10,139

The Company recognized $477 in Currency translation loss and other, net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2008 due to the impact of changes in foreign currency exchange rates.

The Company’s total restructuring plan for Airpax is not final. Certain aspects of the Airpax Plan are being finalized, including the number of affected employees and additional potential site closures. The Company expects to finalize the restructuring plan for Airpax during the third quarter of fiscal 2008. Any adjustments to the Airpax Plan prior to its finalization will be accounted for as purchase accounting adjustments.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

9. Income Taxes

The Company recorded a tax provision for the three months ended March 31, 2008 of $15,890. The Company’s tax provision for the three months ended March 31, 2008 consists of current tax expense associated with the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense attributable to amortization of tax deductible goodwill.

10. Pensions and Other Post-Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans.

The components of net periodic benefit cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended March 31, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$605	$85	$787
Interest cost	758	140	243
Expected return on plan assets	(625)	(40)	(226)
Amortization of net loss	25	—	—
Loss on settlement	—	—	190

Net periodic benefit cost	$763	$185	$994

During the three months ended March 31, 2008, the Company terminated the employment of 158 employees at one of its foreign subsidiaries. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a settlement loss associated with the event of $190. The termination of the employees did not meet the criteria for a curtailment.

The components of net periodic benefit cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended March 31, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$565	$85	$802
Interest cost	716	125	162
Expected return on plan assets	(600)	(85)	(255)

Net periodic benefit cost	$681	$125	$709

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company expects to contribute approximately $4.2 million to its U.S. qualified defined benefit plan during fiscal year 2008. The Company does not expect to make any contributions to the Voluntary Employee Benefit Association trust or the non-qualified defined benefit plan during fiscal year 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $3.5 million to non-U.S. defined benefit plans during fiscal year 2008.

11. Share-Based Payment Plans

In 2006, in connection with the Sensata Acquisition, the Company implemented management compensation plans to align compensation for certain key executives with the performance of the Company. The objective of the plans is to promote the long-term growth and profitability of the Company and its subsidiaries by providing those persons who are involved in the Company with an opportunity to acquire an ownership interest in the Company.

The following plans have been in effect since September 2006: 1) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent, Sensata Technologies Holding B.V., the holding company that owns Sensata Technologies Intermediate Holding B.V. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

The Company’s share-based payment plans are described in the notes to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Stock Options

A summary of stock option activity for the three months ended March 31, 2008 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2007	4,064,479	$7.05
Granted	73,334	11.38
Forfeited	—	—
Exercised	—	—

Balance March 31, 2008	4,137,813	$7.13	8.33	$17,592

Expected to vest at March 31, 2008 (1)	3,930,922	$7.13	8.33	$16,712

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance December 31, 2007	8,128,959	$7.05
Granted	146,666	11.38
Forfeited	—	—
Exercised	—	—

Balance March 31, 2008	8,275,625	$7.13	8.33	$35,183

Expected to vest at March 31, 2008 (1)	7,861,844	$7.13	8.33	$33,424

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total outstanding options.

No options vested or expired during the three months ended March 31, 2008. No options are exercisable as of March 31, 2008. As of March 31, 2008, there were 118,797 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

Tranche 1 Options: Tranche 1 options vest over a period of 5 years (40 percent vesting year 2, 60 percent vesting year 3, 80 percent vesting year 4 and 100 percent vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The weighted-average grant date fair value per share of the Tranche 1 options granted during the three months ended March 31, 2008 and the three months ended March 31, 2007 was $3.55 and $2.57, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Dividend Yield / Interest Yield	0%	0%
Expected Volatility	25.00%	25.00%
Risk-free interest rate	2.99%	4.70%
Expected term (years)	6.6	6.6
Forfeiture Rate	5.00%	5.00%

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by SAB 107. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the three months ended March 31, 2008 and March 31, 2007 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options.

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. The Company concluded that it will continue to use the simplified method until sufficient historical data becomes available.

The Company recognized non-cash compensation expense of $494 and $398, respectively, for the three months ended March 31, 2008 and March 31, 2007. As of March 31, 2008, there was $6,668 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 3.3 years. The Company did not recognize a tax benefit associated with these expenses during the three months ended March 31, 2008 and March 31, 2007.

Tranche 2 and 3 Options: Tranche 2 and 3 options vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. The only difference between the terms of Tranche 2 and Tranche 3 awards is the amount of the required return on the Sponsors’ investment.

Such liquidity events would include, but not be limited to, an initial public offering of Sensata Technologies B.V., or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more independent third-parties. These

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended March 31, 2008	For the three months ended March 31, 2007
Assumed time to liquidity event (years)	1.88	3 – 5
Assumed vesting per year	20%	20%
Probability IPO vs. disposition	70% / 30%	70% / 30%
Forfeiture Rate	5%	5%

The weighted-average grant date fair value per share of the Tranche 2 options granted during the three months ended March 31, 2008 and the three months ended March 31, 2007 was $1.93 and $1.19, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the three months ended March 31, 2008 and the three months ended March 31, 2007 was $1.24 and $0.74, respectively. Management has concluded that satisfaction of the performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three months ended March 31, 2008. In accordance with SFAS No.123(R), Share-Based Payment, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieve the specified returns.

Restricted Securities

A summary of the restricted securities activity for the three months ended March 31, 2008 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousand)
Non-vested balance December 31, 2007	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Non-vested balance March 31, 2008	52,118	$6.85	$593

Restrictions lapsed as of March 31, 2008	38,905	$6.85	$443

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $26 and $92 in connection with

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

these restricted securities during the three months ended March 31, 2008 and March 31, 2007, respectively. As of March 31, 2008, unrecognized compensation associated with the restricted securities was $116. The Company expects to recognize this expense over the next 1.1 years.

12. Related Party Transactions

The nature of the Company’s related party transactions has changed as the Company has migrated from a wholly owned operation of TI for all periods prior to the closing of the Acquisition, effective as of April 27, 2006, to a stand-alone independent company. The following discussion of related party transactions highlights the Company’s significant related party relationships and transactions.

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, and expired April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the three months ended March 31, 2008 and March 31, 2007, the Company recorded $189 and $6,728, respectively, within selling, general, and administrative expense related to these administrative arrangements.

As of March 31, 2008, the Company was no longer receiving services from TI under the Transition Services Agreement. Amounts due to TI at March 31, 2008 were not significant.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee for each fiscal quarter of the Company equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the three months ended March 31, 2008 and March 31, 2007, the Company recorded $1,000 within selling, general and administrative expense related to the Advisory Agreement.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. During the three months ended March 31, 2007, in connection with the SMaL Acquisition, the Company paid advisory fees of $114 to the Sponsors. No amounts were paid during the three months ended March 31, 2008.

Other Arrangements with the Investor Group and its Affiliates

During the three months ended March 31, 2008 and March 31, 2007, the Company recorded $300 and $158, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the three months ended March 31, 2008 and March 31, 2007, the Company made payments to this shareholder totaling $1,087 and $158, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

13. Commitments and Contingencies

Off-balance sheet commitments

The Company executes contracts involving indemnifications standard in the relevant industry, and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

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

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary (“Videoton”). The Company and Videoton currently operate under a Manufacturing Agreement dated July 1, 2001 that has been amended subsequently and remains in effect. In the event that the Company were to terminate the agreement with Videoton, the Company would be required to provide six months notice and reimburse Videoton for six months of labor charges. Management estimates that labor charges for six months of Videoton service would total approximately Euro 1,500 (or $2,370, based on the March 31, 2008 exchange rate).

Intellectual Property and Product Liability Indemnifications: The Company routinely sells products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities resulting from these indemnities cannot reasonably be estimated or accrued.

Product Warranty Liabilities

The Company accrues for product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

except as disclosed in the “Legal Proceedings” section of this note, and historically S&C has experienced a low rate of payments on product claims. Consistent with general industry practice, the Company enters into formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of the Company’s products.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. No amounts have been accrued at March 31, 2008.

Control Devices Incorporated (“CDI”), a wholly owned subsidiary of STI acquired through its acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The Company does not expect the costs to comply with the post-closure license to be material.

Supplier Consignment Arrangement

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). In October 2007, EMSI was acquired by a U.S. subsidiary of Wickeder

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Westalenstahl GmbH (“Wickeder”). In conjunction with this transaction, STI assigned these agreements to the U.S. subsidiary of Wickeder. The nature of the supplier consignment agreement did not change as a result of the transaction. In January 2008, both STI and EMSI terminated this consignment arrangement. At March 31, 2008, STI had approximately $8.5 million in outstanding letters of credit supporting its obligation under the original agreement. The remaining letters of credit will expire during the second quarter of 2008.

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves at March 31, 2008 of approximately $16.1 million for various litigation and claims, including the ones described below.

The Company is involved in litigation from time to time in the ordinary course of business. Most of the Company’s litigation involves third party claims for property damage or personal injury allegedly caused by products of the Company. At any given time the Company will be a party to twenty to thirty lawsuits or claims of this nature typically involving property damage claims only, although the Company is currently involved in a small number of claims involving wrongful death allegations. The Company believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company.

As of March 31, 2008, Sensata was party to 49 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately 10 million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues, and expressed concern over the durability of the switch. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $1.8 million as of March 31, 2008. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against the Company alleging defects in certain of the Company’s products that are incorporated into certain of the customer’s refrigerators. The customer has

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

agreed to dismiss the lawsuit without prejudice. The customer may refile its claim as the agreement continues to toll the statute of limitations until the earlier of (1) January 15, 2009 or (2) the ninety-first day following proper notice of termination by any party under an agreement. Discussions with the customer have taken place in the quarter ended March 31, 2008 and will continue during the year. Although Sensata has paid the customer for certain costs associated with third party claims, external engineering costs, and service parts and may do so in the future, the Company believes that any such payments related to these costs would not have a material adverse effect on its financial condition. In connection with the alleged defect, the customer made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007, the customer informed the Company that the CPSC had closed the file on the matter and would not require any corrective action. The customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators. Despite this recent development, the outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

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

A significant automotive customer has alleged defects in certain of the Company’s products used in the customer’s systems installed in automobiles. During the three months ended March 31, 2008, the Company recognized a charge for this claim partially as a reduction to net revenue, and partially as an increase to cost of revenue. Although the Company contests the customer’s allegations, it believes its accrued estimate represents the most likely outcome of this matter. The Company and the customer are continuing to negotiate a potential settlement. There can be no assurance the reserve will be sufficient to cover the extent of potential liability. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition. The Company believes that this quality claim is subject to the TI indemnity described above. This reserve is included in the disclosed litigation reserve balance of $16.1 million, noted above.

Italy’s Istituto Nazionale di Providenzia Sociale (“INPS”) issued a decision in September 2007 that Texas Instruments Italy, the predecessor to Sensata Technologies Italy, failed to make adequate social security payments for employees of TI Italy’s Avezanno wafer fabrication facility during the years 1995—1998 in the amount of Euro 5.7 million. TI has agreed to defend and indemnify the Company in this matter and has filed suit in Italian civil courts believing that it has meritorious defenses. Accordingly, the Company does not believe that loss is probable. The deductible referenced above does not apply to this proceeding as this matter represents an excluded liability under the Company’s acquisition agreement with TI. The Company does not consider it probable that it will incur any non-reimbursable costs in this matter.

14. Financial Instruments

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. SFAS 157 clarifies that a fair value measurement for a liability should reflect the risk that the obligation will not be fulfilled (i.e., non-performance risk). A reporting entity’s credit risk is a component of the non-performance risk associated

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

with its obligations and, therefore, should be considered in measuring fair value of its liabilities. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with SFAS 157. The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that the Company has the ability to access at the measurement date.

•

Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance— March 31, 2008
Assets
Interest rate collars (prepaid expenses and other current assets)	$—	$372	$—	$372
Commodity forward contracts (prepaid expenses and other current assets)	—	1,040	—	1,040

Total	—	$1,412	—	$1,412

Liabilities
Interest rate swap (other long-term liabilities)	$—	$12,474	$—	$12,474
Interest rate collars (accrued expenses and other current liabilities)	—	367	—	367

Total	$—	$12,841	$—	$12,841

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2008.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The Company adopted SFAS 159 as of January 1, 2008 but chose not to elect to apply the fair value measurement. This adoption had no impact on the Company’s operating results or its financial position.

15. Business Segment Data

The Company organizes its business into two reporting segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and all of the amortization expenses associated with assets recorded in connection with the Sensata, FTAS, SMaL and Airpax Acquisitions. These corporate costs are separately stated below and include costs that are primarily related to corporate functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The sensors segment is a manufacturer of pressure, force and other sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems. As a result of changes in the manner in which the Company manages its recently acquired Power Controls operating segment, the Company reclassified the portion of the operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors reporting segment. Amounts presented for the three months ended March 31, 2007 were not affected by this reclassification as the acquisition occurred in July 2007, the Company’s third quarter.

The controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, arc-fault circuit protectors, power inverters and precision switches and thermostats. The controls reporting segment has two operating segments—Electrical Protection and Power Controls—which have been aggregated to form the controls reportable segment. These two operating segments have been combined into one reporting segment due to the economic similarities of the businesses.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The table below presents information about reported segments for the three months ended March 31, 2008 and 2007, respectively.

	For the three months ended
	March 31, 2008	March 31, 2007
Net revenue:
Sensors	$235,369	$209,743
Controls	153,145	118,261

Total net revenue	$388,514	$328,004
Segment operating income (as defined above):
Sensors	46,927	55,664
Controls	35,732	28,386

Total segment operating income	82,659	84,050
Corporate and other	26,473	21,508
Acquired in-process research and development	—	5,700
Turn-around effect of step-up in inventory to fair value	—	2,158
Amortization of intangibles and capitalized software	36,164	31,347

Profit from operations	$20,022	$23,337
Interest expense, net	(50,803)	(43,435)
Currency transaction loss and other	(80,217)	(7,004)

Loss before taxes	$(110,998)	$(27,102)

16. Supplemental Guarantor Condensed Consolidating Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes (the “Notes”) as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly owned subsidiaries in the U.S., (with the exception of those subsidiaries acquired in the FTAS Acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, as described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of March 31, 2008 and December 31, 2007 and the unaudited Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2008 and 2007, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Investments in subsidiaries are accounted for using the equity method for purposes of the condensed consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary guarantors have not been provided as management believes the following information is sufficient, as the guarantor subsidiaries are 100 percent owned by the parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of Sensata’s general creditors.

Intercompany profits from the sale of inventory between the Company’s Non-Guarantor subsidiaries and the Company’s Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor unaudited Condensed Consolidating Statement of Operations, and are eliminated to arrive at the Sensata unaudited Condensed Consolidated Statement of Operations. It is Sensata’s policy to expense intercompany profit margin through cost of revenue when an intercompany sale occurs. Therefore, in the unaudited Condensed Consolidating Balance Sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor Subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s legal entities.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$9,450	$62,977	$11,141	$—	$83,568
Accounts receivable, net of allowances	—	216,674	17,471	—	234,145
Intercompany accounts receivable	468,624	493,055	82,722	(1,044,401)	—
Inventories	—	136,445	28,521	—	164,966
Deferred income tax assets	—	5,767	1,066	—	6,833
Prepaid and other current assets	2,043	17,430	3,838	—	23,311
Assets held for sale	—	—	950	—	950

Total current assets	480,117	932,348	145,709	(1,044,401)	513,773
Property, plant and equipment, net	—	217,971	44,632	—	262,603
Goodwill	—	1,445,031	114,399	—	1,559,430
Other intangible assets, net	—	1,081,308	63,827	—	1,145,135
Investment in subsidiaries	831,809	111,398	—	(943,207)	—
Advances to subsidiaries	2,235,635	—	—	(2,235,635)	—
Other assets	58,727	8,818	15,467	—	83,012

Total assets	$3,606,288	$3,796,874	$384,034	$(4,223,243)	$3,563,953

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,787	$561	$—	$—	$16,348
Accounts payable	—	123,680	25,888	—	149,568
Accrued expenses and other current liabilities	59,039	74,013	21,961	—	155,013
Intercompany liabilities	476,418	515,833	52,150	(1,044,401)	—
Accrued profit sharing	—	2,056	372	—	2,428

Total current liabilities	551,244	716,143	100,371	(1,044,401)	323,357
Pension and other post-retirement benefit obligations	—	31,761	337	—	32,098
Capital lease obligations	—	29,755	108	—	29,863
Long-term intercompany liabilities	—	2,201,823	33,812	(2,235,635)	—
Long-term debt, less current portion	2,595,569	—	—	—	2,595,569
Other long-term liabilities	15,274	100,880	34,110	—	150,264
Commitments and contingencies

Total liabilities	3,162,087	3,080,362	168,738	(3,280,036)	3,131,151
Shareholder’s equity
Shareholder’s equity	444,201	716,512	215,296	(943,207)	432,802

Total liabilities and shareholder’s equity	$3,606,288	$3,796,874	$384,034	$(4,223,243)	$3,563,953

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2007

(audited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,590	$32,441	$12,026	$—	$60,057
Accounts receivable, net of allowances	—	196,019	16,215	—	212,234
Intercompany accounts receivable	318,030	355,516	63,933	(737,479)	—
Inventories	—	133,564	22,178	—	155,742
Deferred income tax assets	—	5,800	1,066	—	6,866
Prepaid and other current assets	1,687	18,519	2,669	—	22,875
Assets held for sale	—	—	1,634	—	1,634

Total current assets	335,307	741,859	119,721	(737,479)	459,408
Property, plant and equipment, net	—	222,049	46,324	—	268,373
Goodwill	—	1,445,598	114,399	—	1,559,997
Other intangible assets, net	—	1,115,324	65,890	—	1,181,214
Investment in subsidiaries	849,182	113,473	—	(962,655)	—
Advances to subsidiaries	2,235,635	—	—	(2,235,635)	—
Other assets	63,335	7,572	15,592	—	86,499

Total assets	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,361	$558	$—	$—	$15,919
Accounts payable	—	107,715	18,878	—	126,593
Accrued expenses and other current liabilities	24,690	78,233	25,552	—	128,475
Intercompany liabilities	339,348	356,162	41,969	(737,479)	—
Accrued profit sharing	—	7,708	744	—	8,452

Total current liabilities	379,399	550,376	87,143	(737,479)	279,439
Pension and other post-retirement benefit obligations	—	31,549	366	—	31,915
Capital lease obligations	—	29,887	95	—	29,982
Long-term intercompany liabilities	—	2,201,823	33,812	(2,235,635)	—
Long-term debt, less current portion	2,516,579	—	—	—	2,516,579
Other long-term liabilities	9,878	88,465	32,912	—	131,255
Commitments and contingencies

Total liabilities	2,905,856	2,902,100	154,328	(2,973,114)	2,989,170
Shareholder’s equity
Shareholder’s equity	577,603	743,775	207,598	(962,655)	566,321

Total liabilities and shareholder’s equity	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$370,681	$66,195	$(48,362)	$388,514
Operating costs and expenses:
Cost of revenue	—	265,814	55,868	(48,362)	273,320
Research and development	—	13,281	(348)	—	12,933
Selling, general and administrative	1,692	70,669	9,878	—	82,239

Total operating costs and expenses	1,692	349,764	65,398	(48,362)	368,492

(Loss)/profit from operations	(1,692)	20,917	797	—	20,022
Interest expense, net	(7,728)	(42,325)	(750)	—	(50,803)
Currency translation (loss)/gain and other, net	(82,818)	(278)	2,879	—	(80,217)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(92,238)	(21,686)	2,926	—	(110,998)
Equity in losses of subsidiaries	(18,760)	(2,075)	—	20,835	—
Provision/(benefit) for income taxes	15,890	12,273	2,421	(14,694)	15,890

Net (loss)/income	$(126,888)	$(36,034)	$505	$35,529	$(126,888)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$310,710	$43,614	$(26,320)	$328,004
Operating costs and expenses:
Cost of revenue	—	209,675	37,925	(26,320)	221,280
Research and development	—	9,340	458	—	9,798
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	1,053	59,649	7,187	—	67,889

Total operating costs and expenses	1,053	284,364	45,570	(26,320)	304,667

(Loss)/profit from operations	(1,053)	26,346	(1,956)	—	23,337
Interest expense, net	(3,811)	(38,372)	(1,252)	—	(43,435)
Currency translation (loss)/gain and other, net	(7,945)	(1,870)	2,811	—	(7,004)

(Loss)/income before income taxes and equity in losses of subsidiaries	(12,809)	(13,896)	(397)	—	(27,102)
Equity in losses of subsidiaries	(14,293)	(829)	—	15,122	—
Provision/(benefit) for income taxes	13,553	12,060	721	(12,781)	13,553

Net (loss)/income	$(40,655)	$(26,785)	$(1,118)	$27,903	$(40,655)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(3,378)	$40,777	$736	$—	$38,135
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(8,946)	(1,621)	—	(10,567)
Proceeds from sales of fixed assets	—	32	—	—	32
Dividend received by Issuer	1,185	—	—	(1,185)	—

Net cash used in investing activities	1,185	(8,914)	(1,621)	(1,185)	(10,535)
Cash flows from financing activities:
Payments on U.S. term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,572)	—	—	—	(1,572)
Payments on capitalized lease	—	(142)	—	—	(142)
Dividends paid to Issuer	—	(1,185)	—	1,185	—

Net cash used in financing activities	(3,947)	(1,327)	—	1,185	(4,089)

Net change in cash and cash equivalents	(6,140)	30,536	(885)	—	23,511
Cash and cash equivalents, beginning of the period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of the period	$9,450	$62,977	$11,141	$—	$83,568

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(11,009)	$47,465	$3,394	$—	$39,850
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(13,811)	(4,210)	—	(18,021)
Acquisition of the SMaL business	—	(11,982)	—	—	(11,982)
Additional consideration in connection with the acquisition of FTAS business	—	—	(981)	—	(981)

Net cash used in investing activities	—	(25,793)	(5,191)	—	(30,984)
Cash flows from financing activities:
Payments on US term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,325)	—	—	—	(1,325)
Payments on capitalized lease	—	(112)	—	—	(112)
Dividends paid to Issuer	462	(462)	—	—	—

Net cash used in financing activities	(3,238)	(574)	—	—	(3,812)

Net change in cash and cash equivalents	(14,247)	21,098	(1,797)	—	5,054
Cash and cash equivalents, beginning of the period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$26,133	$55,058	$8,616	$—	$89,807

17. Other

Included as a component of Accrued Expenses and Other Current Liabilities in the accompanying condensed consolidated balance sheet is accrued interest associated with the Company’s outstanding debt, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. At March 31, 2008 and December 31, 2007, accrued interest totaled $48,132 and $32,570, respectively.

18. Subsequent Event

On February 28, 2008, the Company’s Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd) signed a series of agreements to sell and leaseback the land, building and certain equipment associated with the Company’s manufacturing facility in Kuala Lumpur, Malaysia. The closing of this transaction, which is valued at 41.0 million Malaysian Ringgit (or $12.7 million based on the exchange rate at March 31, 2008), is conditioned upon approval of the Malaysian government but that approval was not obtained as of March 31, 2008. The Company expects this transaction to close during the second quarter of fiscal year 2008. Based upon the terms of the agreement, the Company will account for this transaction as a financing. Accordingly, the land, building and equipment will remain on the Company’s condensed consolidated balance sheet and the cash, when received, will be recorded as a liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The following table and discussion sets forth the Company’s results of operations in millions of dollars and as a percent of net revenue. The data in the table has been derived from the unaudited condensed consolidated financial statements included in this report. Percentages and dollar changes are based on unrounded numbers and have been calculated based on unrounded numbers.

	For the three months ended
	March 31, 2008		March 31, 2007
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$235.4	60.6%	$209.7	63.9%
Controls	153.1	39.4	118.3	36.1

Net revenue	388.5	100.0%	328.0	100.0%
Operating costs and expenses:
Cost of revenue	273.3	70.4	221.3	67.5
Research and development	12.9	3.3	9.8	3.0
Acquired in-process research and development	—	—	5.7	1.7
Selling, general and administrative	82.2	21.2	67.9	20.7

Total operating costs and expenses	368.5	94.8	304.7	92.9

Profit from operations	20.0	5.2	23.3	7.1
Interest expense, net	(50.8)	(13.1)	(43.4)	(13.2)
Currency translation loss and other, net	(80.2)	(20.6)	(7.0)	(2.1)

Loss before taxes	(111.0)	(28.6)	(27.1)	(8.3)
Provision for income taxes	15.9	4.1	13.6	4.1

Net loss	$(126.9)	(32.7)%	$(40.7)	(12.4)%

Net revenue. Net revenue for the three months ended March 31, 2008 increased $60.5 million, or 18.4%, to $388.5 million from $328.0 million for the three months ended March 31, 2007. Net revenue increased 11.7% due to the acquisition of Airpax Holdings Inc. (“Power Controls”), 7.0% due to an increase in unit volume, primarily in the sensors business, and 3.6% due to favorable foreign currency exchange rates. The increase in net revenue was partially offset by other items including a reduction in pricing and a charge associated with a claim from a customer which is discussed further below under the sensors business segment net revenue section. Net revenue excluding Airpax would have increased $22.0 million, or 6.7%.

Sensors business segment net revenue for the three months ended March 31, 2008 increased $25.6 million, or 12.2%, to $235.4 million from $209.7 million for the three months ended March 31, 2007. Sensors net revenue increased 11.5% due to an increase in unit volumes, 4.2% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate and 2.1% due to the acquisition of Power Controls. As a result of changes in the manner in which we manage the recently acquired Power Controls operating segment, we reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors business reporting segment. Amounts reported for the three months ended March 31, 2007 were not affected by this reclassification as Power Controls was acquired in July 2007, our third quarter. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. The increase in net revenue was partially offset by other items including a reduction in pricing and a charge associated with a potential settlement with a customer. During the three months ended March 31, 2008, the Company recognized a charge of which a portion was recorded as a reduction to net revenue and the balance was recorded in cost of revenue, for the potential settlement of a claim made by a significant automotive customer. The customer alleged defects in certain of our products used in the customer’s systems which are installed in automobiles. Although we contest the customer’s allegations, we believe our estimate represents the most likely outcome of this matter. The reduction in pricing is primarily due to pricing incentives under long-term contracts with customers. Sensors net revenue increased in each of our major geographic areas, including the Americas, Europe and Asia Pacific.

Controls business segment net revenue for the three months ended March 31, 2008 increased by $34.9 million, or 29.5%, to $153.1 million from $118.3 million for the three months ended March 31, 2007. Controls net revenue increased 28.9% due to the acquisition of Power Controls and 2.5% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by other items including a reduction in pricing and a decline in volume. The reduction in pricing was primarily due to a reduction in pricing. We believe the decline in unit volumes was due to overall softness in certain of the Controls business segment’s end markets, primarily the U.S. housing market. As a result, the decline in controls net revenue was most significant in the Americas. Controls net revenue excluding Power Controls would have increased by $0.7 million, or 0.6%.

Cost of revenue. Cost of revenue for the three months ended March 31, 2008 and 2007 was $273.3 million and $221.3 million, respectively. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2008 and 2007 was 70.4% and 67.5%, respectively. Cost of revenue increased due primarily to the acquisition of Power Controls, the increase in unit volumes in the sensors business segment, the charge for the customer claim described above and an increase in certain manufacturing costs. Cost of revenue for the three months ended March 31, 2007 included the turn-around effect of the step-up in fair value of inventory of $2.2 million. There were no similar amounts recorded during the quarter ended March 31, 2008. Cost of revenue as a percentage of net revenue increased due primarily to the addition of the Power Controls business (which has a higher cost of revenue as a percentage of net revenue), the charge for the customer claim described above, the increase in manufacturing costs, and the reduction in pricing, partially offset by the leverage effect of higher sales on a fixed manufacturing cost base and the absence of any charges for the turn-around effect of the step-up in fair value of inventory during the three months ended March 31, 2008.

Research and development expense. Research and development (“R&D”) expense for the three months ended March 31, 2008 and 2007 were $12.9 million and $9.8 million, respectively. R&D expense as a percentage of net revenue for the three months ended March 31, 2008 and 2007 was 3.3% and 3.0%, respectively. R&D expense and R&D expense as a percentage of net revenue increased due primarily to our continued focus on development activities to accelerate long-term revenue growth.

Acquired in-process research and development expense. Acquired in-process research and development expense for the three months ended March 31, 2007 was $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), our primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, for $11.4 million plus fees and expenses. We allocated $5.7 million of the purchase price to acquired in-process research and development projects. There was no acquired in-process research and development expense during the three months ended March 31, 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2008 and 2007 was $82.2 million and $67.9 million, respectively. Selling, general and administrative expense as a percentage of net revenue for the three months ended March 31, 2008 and 2007 was 21.2% and 20.7%, respectively. Selling, general and administrative expense increased due to several factors including the selling, general and administrative expense associated with the Power Control business, higher amortization expense of definite-lived intangible assets incurred as a result of the acquisition of Power Controls and higher payroll and employee related costs. Amortization expense associated with definite-lived intangible assets for the three months ended March 31, 2008 and 2007 was $36.0 million and $30.9 million, respectively. The increase in payroll and employee related expense reflects the building of our infrastructure that occurred during fiscal year 2006 and the early part of fiscal year 2007. We do not expect these costs to increase from the run-rate experienced during the three months ended March 31, 2008. Selling, general and administrative expense as a percentage of net revenue increased for the same reasons discussed above.

Interest expense, net. Interest expense, net for the three months ended March 31, 2008 and 2007 was $50.8 million and $43.4 million, respectively. Interest expense, net, for the three months ended March 31, 2008 consists primarily of interest expense of $45.5 million on our outstanding debt, amortization of the deferred financing costs of $3.0 million, $1.2 million of accrued interest associated with our outstanding derivative instruments, and $0.7 million of interest associated with our capital lease obligations. Interest expense, net, for the three months ended March 31, 2007 consists primarily of interest expense of $40.5 million on our outstanding debt, amortization of the deferred financing costs of $1.9 million and $0.7 million of interest associated with our capital lease obligations. The increase in interest expense associated with our outstanding debt is attributed to the additional debt utilized to finance the acquisition of Power Controls, the increase in the foreign currency exchange rate between the U.S. dollar and the Euro, partially offset by the reduction in interest expense in the U.S. term loan facility, net of the effect of the related interest rate swap.

Currency translation loss and other, net. Currency translation loss and other, net for the three months ended March 31, 2008 and 2007 was $80.2 million and $7.0 million, respectively. The currency translation loss and other consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $84.3 million and $8.0 million, respectively, and net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $3.0 million and $0.6 million, respectively, for the three months ended March 31, 2008 and March 31, 2007. Currency translation loss and other, net for the three months ended March 31, 2008 also includes a net gain of $1.9 million associated with our commodity forward contracts and a $684 thousand impairment loss associated with one of our manufacturing facilities classified as held for sale.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2008 and March 31, 2007 totaled $15.9 million and $13.6 million, respectively. Our tax provision consists of current tax expense associated with our profitable operations in foreign tax jurisdictions and deferred tax expense attributable to amortization of tax deductible goodwill.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash in the periods presented:

	For the three months ended
(Amounts in millions)	March 31, 2008	March 31, 2007
Net cash provided by (used in):
Operating activities:
Net loss adjusted for non-cash items	$24.2	$29.5
Changes in operating assets and liabilities	13.9	10.4

Operating activities	38.1	39.9
Investing activities	(10.5)	(31.0)
Financing activities	(4.1)	(3.8)

Net change	$23.5	$5.1

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2008 totaled $38.1 million compared to $39.9 million for the three months ended March 31, 2007. Changes in operating assets and liabilities for the three months ended March 31, 2008 and 2007 totaled $13.9 million and $10.4 million, respectively. The most significant component to the change in operating assets and liabilities of $13.9 million and $10.4 million was the increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses during the three months ended March 31, 2008 was due to the higher level of overall operating costs and expenses, accrued interest on the outstanding Senior Notes and the outstanding Senior Subordinated Notes which is paid semi-annually and continued improvement surrounding management of cash disbursements.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2008 totaled $10.5 million compared to $31.0 million for the three months ended March 31, 2007. Net cash used in investing activities during the three months ended March 31, 2008 consisted primarily of capital expenditures. Capital expenditures including capitalized software during the three months ended March 31, 2008 totaled $10.6 million. Net cash used in investing activities during the three months ended March 31, 2007 consisted primarily of capital expenditures and the acquisition of SMaL. During the three months ended March 31, 2007, STI acquired SMaL for total consideration, including transaction fees and expenses, of $12.0 million. Capital expenditures during the three months ended March 31, 2007 totaled $18.0 million. In 2008, we anticipate spending approximately $50.0 to $60.0 million on capital expenditures.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2008 totaled $4.1 million compared to $3.8 million for the three months ended March 31, 2007. During the three months ended March 31, 2008 we made principal payments totaling $3.9 million on our U.S. term loan and Euro term loan facilities. During the three months ended March 31, 2007 we made principal payments totaling $3.7 million on our U.S. term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of March 31, 2008, we had $2,641.8 million in outstanding indebtedness, including our outstanding capital lease obligations.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of March 31, 2008, after adjusting for letters of credit with an aggregate value of $13.4 million, we had $136.6 million of borrowing capacity available under the revolving credit facility. The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, to finance the acquisition of First Technology Automotive and Special Products, we borrowed Euro 73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity of the incremental revolving facility to $154.6 million.

A summary of our indebtedness is as follows:

(Dollars in thousands)	Weighted- Average Interest Rate	Outstanding balance as of March 31, 2008
Senior secured term loan facility (denominated in U.S. dollars)	5.60%	$933,375
Senior secured term loan facility (Euro 391.4 million)	6.46%	618,255
Senior subordinated term loan (Euro 141.0 million)	9.30%	222,724
Revolving credit facility	—	—
Senior Notes (denominated in U.S. dollars)	8.00%	450,000
Senior Subordinated Notes (Euro 245.0 million)	9.00%	387,002
Less: current portion of long-term debt		(15,787)

Long term debt less current portion		$2,595,569

Capital lease obligations	9.00%	$30,424
Less: current portion		(561)

Long-term portion of capital lease		$29,863

On February 28, 2008, our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd) signed a series of agreements to sell and leaseback the land, building and certain equipment associated with our manufacturing facility in Kuala Lumpur, Malaysia. The closing of this transaction, which is valued at 41.0 million Malaysian Ringgit (or $12.7 million based on the exchange rate at March 31, 2008), is conditioned upon approval of the Malaysian government but that approval was not obtained as of March 31, 2008. We expect this transaction to close during the second quarter of fiscal year 2008. Based upon the terms of the agreement, we will account for this transaction as a financing. Accordingly, the land, building and equipment will remain on our condensed consolidated balance sheet and the cash, when received, will be recorded as a liability.

The fair value of our interest rate swap at December 31, 2007 and March 31, 2008 was $7.8 million and $12.5 million, respectively. The change in the fair value is primarily due to changes in the LIBOR-rate and EURIBOR-rate yield curves during that period.

Our public debt instruments and documents for our private funding transactions contain, among other provisions, certain covenants and default provisions. At March 31, 2008, we were in compliance with all of these covenants and default provisions. For information on our indebtedness and related covenants and default provisions, see Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe we have adequate sources of liquidity, including but not limited to, cash on hand, anticipated cash flows from operations and amounts available under the Senior Secured Credit Facility, to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things.

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 establishes, among other things, the disclosure requirements for derivative instruments and for hedging activities. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2008 for us, with early application is encouraged. SFAS 161 shall be applied prospectively as of the beginning of the fiscal period in which it is initially applied. We are currently reviewing the provisions of SFAS 161.

In February 2008, the FASB issued Financial Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157, Fair Value Measurements, (“SFAS 157”). In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, or January 1, 2009 for us. We adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160” ). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for us. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We will adopt this standard on January 1, 2009 but does not believe SFAS 160 will have any impact on its financial position or results of operations since we do not currently hold any minority interest in its subsidiaries.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations¸ (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under SFAS No. 141, Business Combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We will adopt SFAS 141(R) for our fiscal year beginning January 1, 2009 and are currently evaluating what impact, if any, its adoption will have on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For “Quantitative and Qualitative Disclosures about Market Risk” affecting the Company, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal controls over financial reporting and change in internal controls over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

Changes in Internal Control over Financial Reporting. There were no significant changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls. There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with accounting principles generally accepted in the United States of America. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

There has been no material change to the matters discussed in Part I, Item 3—Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 1A.	Risk Factors.

Information regarding risk factors appears in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
By: Its:	Thomas Wroe Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on May 1, 2008.

SIGNATURE	TITLE	DATE

/s/ Thomas Wroe Thomas Wroe	Principal Executive Officer	May 1, 2008

/s/ Jeffrey Cote Jeffrey Cote	Principal Financial and Accounting Officer	May 1, 2008

/s/ Amaco Management Services B.V. Amaco Management Services B.V.	Director	May 1, 2008

/s/ Geert Braaksma Geert Braaksma	Director	May 1, 2008