Form 10-Q
period 2008-06-30
Sensata Technologies B.V.
filed 2008-08-07
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 30, 2008, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

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

We believe that the following factors, among others (including those described in “Item 1A. Risk Factors” caption in the “Part II—Other Information” section of this report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: competition in our markets; fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; continued pricing and other pressures from our customers; general economic, political, business and market risks associated with our non-U.S. operations; fluctuations in foreign currency exchange and interest rates; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing business arrangements; fluctuations in the cost and/or availability of manufactured components and raw materials; non-performance by our suppliers; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws; our ability to attract and retain key personnel; risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies; risks associated with our substantial indebtedness, leverage and debt service obligations; risks associated with maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the possibility that our controlling shareholder’s interests will conflict with ours or yours; and our ability to operate as a stand-alone company, including our ability to raise additional funds when needed.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2007 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	June 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$97,512	$60,057
Accounts receivable, net of allowances of $10,916 and $9,069 at June 30, 2008 and December 31, 2007, respectively	234,911	212,234
Inventories	166,501	155,742
Deferred income tax assets	6,704	6,866
Prepaid expenses and other current assets	23,866	22,875
Assets held for sale	950	1,634

Total current assets	530,444	459,408
Property, plant and equipment at cost	374,378	354,390
Accumulated depreciation	(114,182)	(86,017)

Property, plant and equipment, net	260,196	268,373
Goodwill	1,558,838	1,559,997
Other intangible assets, net	1,108,719	1,181,214
Deferred income tax assets	2,147	2,169
Deferred financing costs	56,400	61,717
Other assets	30,435	22,613

Total assets	$3,547,179	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$17,360	$15,919
Accounts payable	133,115	126,593
Income taxes payable	10,913	3,277
Accrued expenses and other current liabilities	135,120	121,428
Accrued profit sharing	4,449	8,452
Deferred income tax liabilities	3,791	3,770

Total current liabilities	304,748	279,439
Deferred income tax liabilities	116,808	94,794
Pension and post-retirement benefit obligations	38,345	31,915
Capital lease and other financing obligations, less current portion	42,459	29,982
Long-term debt, less current portion	2,591,391	2,516,579
Other long-term liabilities	34,690	36,461
Commitment and contingencies

Total liabilities	3,128,441	2,989,170
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at June 30, 2008	22	22
Additional paid-in capital	1,048,875	1,047,829
Accumulated deficit	(620,304)	(465,482)
Accumulated other comprehensive loss	(9,855)	(16,048)

Total shareholder’s equity	418,738	566,321

Total liabilities and shareholder’s equity	$3,547,179	$3,555,491

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net revenue	$406,644	$345,564	$795,158	$673,568
Operating costs and expenses:
Cost of revenue	266,207	232,972	539,527	454,252
Research and development	12,790	10,259	25,723	20,057
Acquired in-process research and development	—	—	—	5,700
Selling, general and administrative	80,964	73,481	162,893	141,370
Restructuring	4,895	1,375	5,205	1,375

Total operating costs and expenses	364,856	318,087	733,348	622,754

Profit from operations	41,788	27,477	61,810	50,814
Interest expense	(50,600)	(45,043)	(101,683)	(89,104)
Interest income	285	780	565	1,406
Currency translation gain/(loss) and other, net	315	(11,522)	(79,902)	(18,526)

Loss before taxes	(8,212)	(28,308)	(119,210)	(55,410)
Provision for income taxes	19,722	16,581	35,612	30,134

Net loss	$(27,934)	$(44,889)	$(154,822)	$(85,544)

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the six months ended June 30, 2008	For the six months ended June 30, 2007
Cash flows from operating activities:
Net loss	$(154,822)	$(85,544)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	28,706	27,370
Amortization of deferred financing costs	5,805	3,907
Currency translation loss on debt	83,885	19,822
Share-based compensation	1,046	1,009
Amortization of intangible assets and capitalized software	73,470	63,424
Turn-around effect of inventory step-up to fair market value	—	2,158
(Gain)/loss on disposition of assets	(300)	273
Loss on assets held for sale	684	—
Deferred income taxes	22,219	16,753
Non-cash charge for acquired in-process research and development	—	5,700
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(22,677)	(17,570)
Inventories	(11,512)	(3,568)
Prepaid expenses and other current assets	1,648	13,564
Accounts payable and accrued expenses	15,086	41,499
Income taxes payable	5,384	(9,365)
Accrued profit sharing and retirement	688	(1,207)
Other	2,948	(1,058)

Net cash provided by operating activities	52,258	77,167
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(20,563)	(36,783)
Proceeds from sale of assets	1,852	—
Acquisition of FTAS business	—	419
Acquisition of SMaL business	—	(11,982)
Acquisition of Airpax business	175	—

Net cash used in investing activities	(18,536)	(48,346)
Cash flows from financing activities:
Proceeds from financing obligations	12,597	—
Payments on U.S. term loan facility	(4,750)	(4,750)
Payments on Euro term loan facility	(3,143)	(2,663)
Payments of debt issuance costs	(489)	—
Payments on capitalized lease and other financing obligations	(482)	(224)

Net cash provided by (used in) financing activities	3,733	(7,637)

Net change in cash and cash equivalents	37,455	21,184
Cash and cash equivalents, beginning of period	60,057	84,753

Cash and cash equivalents, end of period	$97,512	$105,937

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”) is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct, wholly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct, wholly owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by Bain Capital Partners, LLC (“Bain”), a leading global private investment firm, co-investors (Bain and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

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

Sensata was incorporated in the Netherlands in 2005 and currently conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the United Kingdom, the Netherlands and Japan; and manufacturing operations in Brazil, China, Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

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

The controls business includes motor protectors, circuit breakers, power inverters and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, cars, lighting and other industrial applications.

All dollar amounts in the financial statements and tables in the notes, except share and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

Certain amounts have been reclassified to conform to current period presentation.

3. New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, operations and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company, with early application encouraged. SFAS 161 shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. The Company is currently reviewing the provisions of SFAS 161 but does not anticipate its adoption to have a material effect on the Company’s financial position, results of operations or cash flows.

In February 2008, the FASB issued Financial Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157, Fair Value Measurements, (“SFAS 157”). In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. As discussed in Note 16, the Company adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for the Company. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company will adopt this standard on January 1, 2009 but does not believe SFAS 160 will have any impact on its financial position or results of operations since it does not currently hold any minority interest in its subsidiaries.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

4. Acquisitions and Dispositions

Airpax Holdings, Inc.

On July 27, 2007, Sensata Technologies, Inc. (“STI”), the Company’s primary U.S. operating subsidiary, acquired 100% of the outstanding stock of Airpax Holdings, Inc. (“Airpax” or “Power Controls”) from William Blair Capital Partners VII QP, L.P., and other stockholders for $276.6 million plus fees and expenses of $4.2 million (the “Airpax Acquisition”). The Company believes the acquisition of Airpax provides the Company with leading customer positions in electrical protection for network power and critical, high-reliability mobile power applications, and further secures its position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets. The Airpax Acquisition was funded by a Euro 141.0 million term loan ($195.0 million, at issuance) and cash on hand. The results of operations of Airpax are included in the unaudited Condensed Consolidated Statement of Operations from the date of acquisition.

The Company has accounted for the Airpax Acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets, acquired and liabilities assumed be recorded at fair value with the excess recorded as goodwill. Goodwill recorded in relation to the Airpax Acquisition is not deductible for tax purposes, since the companies comprising the Airpax group were acquired in a stock purchase transaction, which did not establish tax basis in the entities’ goodwill.

The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Airpax Acquisition:

Accounts receivables	$25,234
Inventories	25,114
Prepaid expenses and other current assets	1,607
Property, plant and equipment	19,795
Other assets	1,009
Other intangible assets	129,030
Goodwill	118,396
Accounts payable and accrued liabilities	(23,793)
Pension and post-retirement obligations, net	(12,206)
Capitalized lease obligations	(171)
Other long-term liabilities	(6,669)

Fair value of net assets acquired, excluding cash and cash equivalents	277,346
Cash and cash equivalents	3,498

Fair value of net assets acquired	$280,844

Cash consideration and transaction fees and expenses	$280,844

The allocation of the purchase price is preliminary and is based on management’s judgment after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. During the three months ended June 30, 2008, the Company revised its estimates of the fair value of certain acquired assets and assumed liabilities. The final allocation of the purchase price of the assets acquired and liabilities assumed will be completed when the valuations are completed and estimates finalized, which is expected during the third quarter of fiscal year 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The Airpax Acquisition resulted in $118,396 of goodwill, which reflects value associated with the Company’s expectation of market expansion associated with acquired technologies, enhancements to existing product offerings and future technological development. Goodwill associated with the Airpax Acquisition has been primarily allocated to the controls segment.

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

		Weighted- Average Life (years)
Intangible Assets With Determinable Lives:
Completed technologies	$31,570	15
Customer relationships	87,040	10
Non-compete agreements	330	2
Tradename	720	10

	119,660	11

Intangible Assets with Indefinite Life:
Airpax® Tradename	9,370

	$129,030

The Company has determined based upon preliminary estimates there is no residual value associated with its acquired intangible assets above.

See Note 7 for further discussion of goodwill and other intangible assets.

5. Comprehensive Net Loss

Comprehensive net loss includes net loss, net unrealized gain for the effective portion of the Company’s designated cash flow hedges and a net unrealized gain/(loss) associated with the Company’s defined benefit and retiree healthcare plans. The components of the comprehensive net loss, net of tax of $0, are as follows:

	For the three months ended
	June 30, 2008	June 30, 2007
Net loss	$(27,934)	$(44,889)
Net unrealized gain on derivatives	13,319	6,452
Defined benefit and retiree healthcare plans	25	—

Comprehensive net loss	$(14,590)	$(38,437)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

	For the six months ended
	June 30, 2008	June 30, 2007
Net loss	$(154,822)	$(85,544)
Net unrealized gain on derivatives	6,285	5,850
Defined benefit and retiree healthcare plans	(92)	—

Comprehensive net loss	$(148,629)	$(79,694)

6. Inventories

Inventories consist of the following:

	June 30, 2008	December 31, 2007
Finished goods	$73,895	$67,809
Work-in-process	27,001	21,126
Raw materials	65,605	66,807

Total	$166,501	$155,742

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill by segment:

	Sensors	Controls	Total
Balance—December 31, 2007	$1,164,869	$395,128	$1,559,997
Airpax Acquisition—Purchase Accounting Adjustments and Other	—	(1,159)	(1,159)

Balance—June 30, 2008	$1,164,869	$393,969	$1,558,838

As discussed in Note 4, goodwill attributed to the Airpax Acquisition reflects the Company’s preliminary allocation of the purchase price to the estimated fair values of certain assets acquired and the liabilities assumed. The purchase accounting adjustments above reflect changes in preliminary estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and property, plant and equipment.

As a result of changes in the manner in which the Company manages its recently acquired Power Controls operating segment, the Company reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors business reporting segment. This change has been reflected in the December 31, 2007 balances noted above.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Definite-lived intangible assets have been amortized on an accelerated (economic benefit) basis over their estimated lives. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of acquisition-related definite-lived intangible assets, excluding goodwill, that are subject to amortization:

		June 30, 2008			December 31, 2007
	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,810	$48,019	$220,791	$268,810	$35,463	$233,347
Customer relationships	10	1,027,610	236,270	791,340	1,027,460	176,364	851,096
Non-compete agreements	6	24,230	1,746	22,484	24,230	1,044	23,186
Tradename	10	920	139	781	920	46	874

	11	$1,321,570	$286,174	$1,035,396	$1,321,420	$212,917	$1,108,503

Amortization expense on definite-lived intangible assets for the three and six months ended June 30, 2008 and June 30, 2007 was $37,226 and $73,257, and $31,962 and $62,895, respectively. Amortization of these acquisition-related definite-lived intangible assets is estimated to be $74,493 for the remainder of 2008, $153,582 in 2009, $145,896 in 2010, $134,164 in 2011 and $122,489 in 2012.

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

In addition, other intangible assets recognized on the unaudited Condensed Consolidated Balance Sheets include capitalized software licenses with gross carrying amounts of $5,666 and $5,193 and net carrying amounts of $4,853 and $4,241 as of June 30, 2008 and December 31, 2007, respectively. The weighted average life for the capitalized software is 3 years. Amortization expense on capitalized software for the three and six months ended June 30, 2008 and June 30, 2007 was $80, $213, $115 and $529, respectively.

8. Restructuring Costs

Restructuring programs consist of the 2005 Plan, the FTAS Plan, the Airpax Plan and the 2008 Plan.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

2005 Plan

In fiscal year 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition into a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions affected 208 jobs, 96 of whom were in Holland. The total cost of this restructuring action is expected to be $14,116, of which $13,955 has been incurred since the inception of the 2005 Plan. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company. The 2005 Plan is substantially complete and the remaining payments are expected to be paid through fiscal year 2009.

The following table shows the rollforward of the restructuring liabilities associated with the 2005 Plan:

	Severance	Total
Balance at December 31, 2007	$195	$195
Payments	(48)	(48)
Impact of changes in foreign currency exchange rates	14	14

Balance at June 30, 2008	$161	$161

Employees terminated as of June 30, 2008	205

The Company recognized $14 in Currency translation gain/(loss) and other, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2008 due to the impact of changes in foreign currency exchange rates.

FTAS Plan

In December 2006, the Company acquired First Technology Automotive and Special Products (“FTAS”) from Honeywell International Inc. (“Honeywell”). In January 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), total costs incurred to date and expected to be incurred by the Company in connection with the FTAS Plan was $10,109 (sensors $4,762, controls $2,476, corporate $2,871). Restructuring liabilities related to these actions, which relate primarily to exit and related severance costs, will affect 146 employees. The Company anticipates the actions described above associated with the FTAS Plan to be completed in 2008, and the remaining payments to be paid through 2014.

The total cumulative amount of severance costs and facility exit and other costs incurred to date and expected to be incurred in connection with the FTAS Plan total $4,350 and $5,759, respectively. The following table shows the rollforward of the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2007	$3,281	$4,601	$7,882
Payments	(1,062)	(920)	(1,982)

Balance at June 30, 2008	$2,219	$3,681	$5,900

Employees terminated as of June 30, 2008	69

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The following table shows the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2007	$3,217	$2,476	$2,189	$7,882
Payments	(363)	(616)	(1,003)	(1,982)

Balance at June 30, 2008	$2,854	$1,860	$1,186	$5,900

In addition, during the three months ended June 30, 2007, the Company classified assets associated with its manufacturing facility in Grand Blanc, Michigan as held for sale. At December 31, 2007, the net carrying value of these assets was $1,634. During the three months ended March 31, 2008, the Company recognized an impairment loss of $684. This loss was recognized as a component of Currency translation gain/(loss) and other, net in the unaudited condensed consolidated statement of operations. The net carrying value of the asset at June 30, 2008 was $950. The assets are part of the sensors business reporting segment.

Airpax Plan

In July 2007, STI acquired Airpax. In August 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico. In September 2007, the Company announced plans to terminate certain employees at the Cambridge, Maryland facility. In June 2008, the Company announced plans to close its facility in China. In accordance with EITF 95-3, total costs incurred to date and expected to be incurred by the Company in connection with the Airpax Plan are $10,839 (controls $9,316, corporate $1,523). Restructuring liabilities related to these actions and other exit activities are still being finalized and are expected to affect 845 employees.

The following table shows the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2007	$8,942	$2,092	$11,034
Payments	(2,115)	(148)	(2,263)
Purchase accounting adjustments	(396)	(8)	(404)
Impact of changes in foreign currency exchange rates	202	7	209

Balance at June 30, 2008	$6,633	$1,943	$8,576

Employees terminated as of June 30, 2008	87

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The following table shows the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance at December 31, 2007	$9,801	$1,233	$11,034
Payments	(1,358)	(905)	(2,263)
Purchase accounting adjustments	(694)	290	(404)
Impact of changes in foreign currency exchange rates	209	—	209

Balance at June 30, 2008	$7,958	$618	$8,576

The Company recognized $209 in Currency translation gain/(loss) and other, net in the accompanying unaudited condensed consolidated statement of operations for the six months ended June 30, 2008 due to the impact of changes in foreign currency exchange rates.

The Company’s total restructuring plan for Airpax is not final. Certain aspects of the Airpax Plan are being finalized, including the number of affected employees. The Company expects to finalize the restructuring plan for Airpax during the third quarter of fiscal 2008. Any adjustments to the Airpax Plan prior to the finalization of purchase accounting will be accounted for as purchase accounting adjustments.

2008 Plan

During the quarter ended June 30, 2008, the Company announced plans to reduce the workforce in its U.S. and European operations and to move certain manufacturing operations from Hungary to other Sensata locations. As a result, during the six months ended June 30, 2008 the Company recognized a charge of $5,205 of which $4,754 relates to severance, $218 represents a pension enhancement provided to certain eligible employees under a voluntary retirement program (see Note 10 for further discussion) and $233 relates to other costs. The total cost of these actions are expected to be approximately $8.0 million and affect approximately 100 employees. The Company anticipates these actions, with the exception of the actions associated with the Company’s operations in Hungary described in Note 14, to be completed during fiscal year 2008.

The following table shows the rollforward of the restructuring liabilities associated with the 2008 Plan, excluding the $218 charge for a pension enhancement:

	Severance	Other Costs	Total
Balance at December 31, 2007	$—	$—	$—
Charges	4,754	233	4,987

Balance at June 30, 2008	$4,754	$233	$4,987

Employees terminated as of June 30, 2008	0

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The total amount of costs incurred to date in connection with these actions is $4,987 (sensors $1,018, controls $1,242, corporate $2,727). The following table shows the rollforward of the restructuring liabilities, excluding the $218 charge for a pension enhancement, by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2007	$—	$—	$—	$—
Charges	1,018	1,242	2,727	4,987

Balance at June 30, 2008	$1,018	$1,242	$2,727	$4,987

The following tables show amounts associated with all of the Company’s restructuring programs, including the $218 charge for a pension enhancement, described above and where in the unaudited condensed consolidated statement of operations these amounts were recognized:

	2005 Plan	FTAS Plan	Airpax Plan	2008 Plan	Total
For the three months ended June 30, 2008
Restructuring	$—	$—	$—	$4,895	$4,895
Currency translation (gain)/loss and other, net	2	—	(268)	—	(266)

Total	$2	$—	$(268)	$4,895	$4,629

	2005 Plan	FTAS Plan	Airpax Plan	2008 Plan	Total
For the six months ended June 30, 2008
Restructuring	$—	$—	$—	$5,205	$5,205
Currency translation (gain)/loss and other, net	14	—	209	—	223

Total	$14	$—	$209	$5,205	$5,428

During the three months ended June 30, 2007, the Company implemented a voluntary early retirement plan (the “Plan”) at one of its subsidiaries. Under the terms of the Plan, certain employees could accept early retirement in exchange for special termination benefits, including severance and outplacement service. Twenty-one employees accepted the offer. In accordance with SFAS No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for termination Benefits (“SFAS 88”) the Company recognized a liability and a loss totaling $1,375. No curtailment or settlement gain or loss was recognized as the Company’s retirement obligation was not significantly impacted as a result of the Plan.

9. Income Taxes

The Company recorded tax provisions for the three and six months ended June 30, 2008 and June 30, 2007 of $19,722, $35,612, $16,581 and $30,134, respectively. The Company’s tax provision for the three and six months ended June 30, 2008 consists of current tax expense, which relates primarily to the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense, which relates primarily to amortization of tax deductible goodwill.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

10. Pensions and Other Post Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans.

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended June 30, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$605	$85	$831
Interest cost	758	140	286
Expected return on plan assets	(625)	(40)	(229)
Amortization of net loss	25	—	—
Special termination benefits	218	—	2

Net periodic benefit cost	$981	$185	$890

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the six months ended June 30, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,210	$170	$1,618
Interest cost	1,516	280	529
Expected return on plan assets	(1,250)	(80)	(455)
Amortization of net loss	50	—	—
Special termination benefits	218	—	2
Loss on settlement	—	—	190

Net periodic benefit cost	$1,744	$370	$1,884

During the three months ended March 31, 2008, the Company terminated the employment of 158 employees at one of its foreign subsidiaries. In accordance with SFAS 88, the Company recognized a settlement loss associated with the event of $190. The termination of the employees did not meet the criteria for a curtailment.

During the three months ended June 30, 2008, the Company announced a voluntary retirement program for eligible STI employees in Attleboro, Massachusetts. In accordance with SFAS 88, the Company recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees (see Note 8 for further discussion) of $218. This event did not meet the criteria for a curtailment or settlement.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended June 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$565	$85	$813
Interest cost	716	125	162
Expected return on plan assets	(600)	(85)	(249)

Net periodic benefit cost	$681	$125	$726

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the six months ended June 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,130	$170	$1,615
Interest cost	1,432	250	324
Expected return on plan assets	(1,200)	(170)	(504)

Net periodic benefit cost	$1,362	$250	$1,435

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company expects to contribute approximately $4.2 million to the U.S. qualified defined benefit plan during fiscal year 2008. The Company does not expect to make any contributions to the non-qualified defined benefit plan during fiscal year 2008. Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $3.5 million to non-U.S. defined benefit plans during fiscal year 2008.

During the quarter, the Company amended the terms of the Sensata Technologies Welfare Benefit Trust agreement to allow for the assets held by the trust to be used for medical and dental costs of both active and retired employees. The Company received cash totaling $4.6 million from the trust to pay for active employee medical and dental costs. As a result of the withdrawal of cash from the trust, the Company increased the retiree healthcare benefit liability by $4.6 million.

11. Accrued Expenses and Other Current Liabilities

Included as a component of Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets is accrued interest associated with the Company’s outstanding debt, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. At June 30, 2008 and December 31, 2007, accrued interest totaled $30,615 and $32,570, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

12. Share-Based Payment Plans

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

The following plans have been in effect since September 2006: 1) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

The Company’s share-based payment plans are described in the notes to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Stock Options

A summary of stock option activity for the six months ended June 30, 2008 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2007	4,064,479	$7.05
Granted	76,668	11.38
Forfeited	—	—
Exercised	—	—

Balance June 30, 2008	4,141,147	$7.13	8.08	$17,592

Vested at June 30, 2008	1,336,772	$6.99	7.88	$5,868

Expected to vest at June 30, 2008 (1)	2,664,156	$7.13	8.08	$11,317

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance December 31, 2007	8,128,959	$7.05
Granted	153,332	11.38
Forfeited	—	—
Exercised	—	—

Balance June 30, 2008	8,282,291	$7.13	8.08	$35,183

Vested at June 30, 2008	—	—	—	—

Expected to vest at June 30, 2008 (1)	7,868,176	$7.13	8.08	$33,424

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total unvested outstanding options.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

During the six months ended June 30, 2008, 1,336,772 options vested and are exercisable at June 30, 2008. No options expired during the six months ended June 30, 2008. As of June 30, 2008, there were 108,797 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

Tranche 1 Options: Tranche 1 options vest over a period of 5 years (40 percent vesting year 2, 60 percent vesting year 3, 80 percent vesting year 4 and 100 percent vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more independent third parties. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

The weighted-average grant date fair value per share of the Tranche 1 options granted during the three and six months ended June 30, 2008 and June 30, 2007 was $3.68, $3.55, $2.57 and $2.57, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Dividend Yield / Interest Yield	0%	0%	0%	0%
Expected Volatility	25.00%	25.00%	25.00%	25.00%
Risk-free interest rate	3.39%	4.70%	3.01%	4.70%
Expected term (years)	6.6	6.6	6.6	6.6
Forfeiture Rate	5.00%	5.00%	5.00%	5.00%

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the six months ended June 30, 2008 and June 30, 2007 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate. The dividend yield/interest yield is based on management’s judgment with input from the Company’s Board of Directors.

In December 2007, the Securities and Exchange Commission (“SEC”) issued SAB No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla”

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. The Company concluded that it will continue to use the simplified method until sufficient historical data becomes available.

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and six months ended June 30, 2008 and June 30, 2007 of $501, $995, $460 and $858, respectively. As of June 30, 2008, there was $6,180 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 3 years. The Company did not recognize a tax benefit associated with these expenses during the three or six months ended June 30, 2008 and June 30, 2007.

Tranche 2 and 3 Options: Tranche 2 and 3 options vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. The only difference between the terms of Tranche 2 and Tranche 3 awards is the amount of the required return on the Sponsors’ investment.

Such liquidity events would include a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more independent third parties. These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended		For the six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Dividend Yield / Interest Yield	0%	0%	0%	0%
Expected Volatility	25.00%	25.00%	25.00%	25.00%
Risk-free interest rate	3.39%	4.70%	3.01%	4.70%
Expected term (years)	6.6	6.6	6.6	6.6
Assumed time to liquidity event (years)	1.6	3 – 5	1.9	3 – 5
Probability initial public offering vs. disposition	70% / 30%	70% / 30%	70% / 30%	70% / 30%
Forfeiture Rate	5.00%	5.00%	5.00%	5.00%

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Key assumptions, including the assumed time to liquidity and probability of an initial public offering versus a disposition, were based on management’s judgment with input from the Company’s Board of Directors.

The weighted-average grant date fair value per share of the Tranche 2 options granted during the three and six months ended June 30, 2008 and June 30, 2007 was $1.91, $1.93, $1.19 and $1.19, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the three and six months ended June 30, 2008 and June 30, 2007 was $1.16, $1.24, $0.74 and $0.74, respectively. Management has concluded that satisfaction of the performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three or six months ended June 30, 2008 and June 30, 2007. In accordance with SFAS No.123(R), Share-Based Payment, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieve the specified returns.

Restricted Securities

A summary of the restricted securities activity for the six months ended June 30, 2008 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousand)
Non-vested balance December 31, 2007	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Non-vested balance June 30, 2008	52,118	$6.85	$593

Restrictions lapsed as of June 30, 2008	38,905	$6.85	$443

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $25, $51, $59 and $151, respectively, in connection with these restricted securities during the three and six months ended June 30, 2008 and June 30, 2007. As of June 30, 2008, unrecognized compensation associated with the restricted securities was $90. The Company expects to recognize this expense over the next year.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee for each fiscal quarter of the Company equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the three and six months ended June 30, 2008 and June 30, 2007, the Company recorded $1,000, $2,000, $1,000 and $2,000, respectively, within selling, general and administrative expense related to the Advisory Agreement.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. During the three months ended March 31, 2007, in connection with the SMaL Acquisition, the Company paid advisory fees of $114 to the Sponsors. No amounts were paid during the three or six months ended June 30, 2008 or the three months ended June 30, 2007.

Other Arrangements with the Investor Group and its Affiliates

During the three and six months ended June 30, 2008 and June 30, 2007, the Company recorded $200, $500, $650 and $765, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the three and six months ended June 30, 2008 and June 30, 2007, the Company made payments to this shareholder totaling $0, $1,087, $672 and $830, respectively.

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. All services under the Transition Services Agreement expired as of June 30, 2008, except for information technology services incurred by one of the Company’s foreign subsidiaries. For the three and six month ended June 30, 2008 and June 30, 2007, the Company recorded $18, $207, $3,157 and $9,885, respectively, within selling, general, and administrative expense related to these administrative arrangements.

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

Contract manufacturer commitment: Since 1995, TI and the Company’s Dutch operating company have maintained a contract manufacturing arrangement with Videoton Holding Rta in Szekesfehervar, Hungary (“Videoton”). In June 2008, the Company notified Videoton of its plans to exit the manufacturing arrangement and reduce operations at that site, with certain product manufacturing moving to other Sensata sites. During the quarter, the Company recorded a reserve totaling $178 associated with this action. The total cost of this action is estimated to be $2,363 which will be recognized as services are performed and certain performance objectives are achieved through 2009. This reserve has been included as a component of the 2008 Plan described in Note 8. These actions should be completed by the fourth quarter of fiscal year 2009.

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

Product Warranty Liabilities

The Company accrues for product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty except as disclosed in the “Legal Proceedings” section of this note, and historically S&C has experienced a low rate of payments on product claims. Consistent with general industry practice, the Company enters into formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of the Company’s products.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. No amounts have been accrued at June 30, 2008.

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

Supplier Consignment Arrangement

On October 23, 2006, STI entered into a series of agreements to provide consignment of silver to facilitate production of certain products purchased by STI and other Sensata operating companies from Engineered Materials Solutions Inc. (“EMSI”). In October 2007, EMSI was acquired by a U.S. subsidiary of Wickeder Westalenstahl GmbH (“Wickeder”). In conjunction with this transaction, STI assigned these agreements to the U.S. subsidiary of Wickeder. The nature of the supplier consignment agreement did not change as a result of the transaction. In January 2008, both STI and EMSI terminated this consignment arrangement. As of June 30, 2008, all letters of credit associated with this consignment arrangement have expired.

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves at June 30, 2008 of approximately $15.8 million for various litigation and claims, including the matters described below.

The Company is involved in litigation from time to time in the ordinary course of business. Most of the Company’s litigation involves third party claims for property damage or personal injury allegedly caused by products of the Company. At any given time, the Company will be a party to twenty to thirty lawsuits or claims of this nature typically involving property damage claims only, although the Company is currently involved in a small number of claims involving wrongful death allegations. The Company believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company.

As of June 30, 2008, Sensata was party to 44 lawsuits, two of which involve wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. The cases pending in the state of Texas, which constitute at least 60% of the docket, have been consolidated into a multi-district litigation forum by the 53rd Judicial Court, Travis County (Austin) styled as In re: Ford Motor Company Speed Control Deactivation Switch Litigation. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately 10 million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues, and expressed concern over the durability of the switch. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $1.7 million as of June 30, 2008. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against the Company alleging defects in certain of the Company’s products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to dismiss the lawsuit without prejudice. The customer may refile its claim as the agreement continues to toll the statute of limitations until the earlier of (1) January 15, 2009 or (2) the ninety-first day following proper notice of termination by any party under an agreement. Discussions with the customer have taken place in the quarter ended June 30, 2008 and will continue during the year. Although Sensata has paid the customer for certain costs associated with third party claims, external engineering costs, and service parts and may do so in the future, the Company believes that any such payments related to these costs would not have a material adverse effect on its financial condition. In connection with the alleged defect, the customer made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007, the customer informed the Company that the CPSC had closed the file on the matter and would not require any corrective action. The customer had estimated in March of 2006 that any possible corrective

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

action would involve between 1.4 million and 3.5 million refrigerators. Despite this recent development, the outcome of this matter is uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

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

A significant automotive customer has alleged defects in certain of the Company’s products used in the customer’s systems installed in automobiles. During the three months ended March 31, 2008, the Company recognized a charge for this claim partially as a reduction to net revenue, and partially as an increase to cost of revenue. Although the Company contests the customer’s allegations, it believes its accrued estimate represents the most likely outcome of this matter. The Company and the customer are continuing to negotiate a potential settlement, but no such agreement was reached as of June 30, 2008. There can be no assurance the reserve will be sufficient to cover the extent of potential liability. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition. The Company believes that this quality claim is subject to the TI indemnity described above. This reserve is included in the disclosed litigation reserve balance of $15.8 million, noted above.

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

15. Sale-Leaseback Transaction

On February 28, 2008, the Company’s Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn Bhd) signed a series of agreements to sell and leaseback the land, building and certain equipment associated with the Company’s manufacturing facility in Kuala Lumpur, Malaysia. The transaction, which was valued at 41.0 million Malaysian Ringgit (or $12.6 million based on the closing date exchange rate) closed during the quarter ended June 30, 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the Company’s unaudited condensed consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations.

16. Fair Value Measurements

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with Generally Accepted Accounting Principles and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

performance. SFAS 157 clarifies that a fair value measurement for a liability should reflect the risk that the obligation will not be fulfilled (i.e., non-performance risk). A reporting entity’s credit risk is a component of the non-performance risk associated with its obligations and, therefore, should be considered in measuring fair value of its liabilities. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance— June 30, 2008
Assets
Interest rate collars (prepaid expenses and other current assets)	$—	$156	$—	$156
Interest rate collars (other assets)	—	7,833	—	7,833
Commodity forward contracts (prepaid expenses and other current assets)	—	560	—	560

Total	—	$8,549	—	$8,549

Liabilities
Interest rate swap (other long-term liabilities)	$—	$7,138	$—	$7,138

Total	$—	$7,138	$—	$7,138

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2008.

17. Business Segment Data

The Company organizes its business into two reporting segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and all of the amortization expenses associated with assets recorded in connection with the Sensata, FTAS, SMaL Camera Technologies, Inc. and Airpax Acquisitions. These corporate costs are separately stated below and include costs that are primarily related to corporate functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The sensors segment is a manufacturer of pressure, force and other sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems. As a result of changes in the manner in which the Company manages its recently acquired Power Controls operating segment, the Company reclassified the portion of the Power Controls operating segment involving thermal sensing and exhaust gas recirculation products to the sensors reporting segment. Amounts presented for the three and six months ended June 30, 2007 were not affected by this reclassification as the acquisition occurred in July 2007.

The controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters and precision switches and thermostats. The controls reporting segment has two operating segments—Electrical Protection and Power Controls—which have been aggregated to form the controls reportable segment. These two operating segments have been combined into one reporting segment due to the economic similarities of the businesses, the nature of these products and production processes, the end-user of the product, distribution methods and the underlying regulatory environment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The table below presents information about reported segments for the three months ended June 30, 2008 and 2007, respectively.

	For the three months ended
	June 30, 2008	June 30, 2007
Net revenue:
Sensors	$246,554	$222,476
Controls	160,090	123,088

Total net revenue	$406,644	$345,564

Segment operating income (as defined above):
Sensors	$63,427	$53,861
Controls	39,659	30,876

Total segment operating income	103,086	84,737
Corporate and other	19,097	23,808
Restructuring	4,895	1,375
Amortization of intangibles and capitalized software	37,306	32,077

Profit from operations	41,788	27,477
Interest expense, net	(50,315)	(44,263)
Currency translation gain/(loss) and other, net	315	(11,522)

Loss before income taxes	$(8,212)	$(28,308)

The table below presents information about reported segments for the six months ended June 30, 2008 and 2007, respectively.

	For the six months ended
	June 30, 2008	June 30, 2007
Net revenue:
Sensors	$481,923	$432,219
Controls	313,235	241,349

Total net revenue	$795,158	$673,568

Segment operating income (as defined above):
Sensors	$110,354	$109,716
Controls	75,391	59,321

Total segment operating income	185,745	169,037
Corporate and other	45,260	45,566
Restructuring	5,205	1,375
Acquired in-process research and development	—	5,700
Turn-around effect of step-up in inventory to fair value	—	2,158
Amortization of intangibles and capitalized software	73,470	63,424

Profit from operations	61,810	50,814
Interest expense, net	(101,118)	(87,698)
Currency translation loss and other, net	(79,902)	(18,526)

Loss before income taxes	$(119,210)	$(55,410)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

18. Supplemental Guarantor Condensed Consolidating Financial Statements

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

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of June 30, 2008 and December 31, 2007, the unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2008 and 2007 and the unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2007, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

Intercompany profits from the sale of inventory between the Company’s Non-Guarantor subsidiaries and the Company’s Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor unaudited Condensed Consolidating Statement of Operations, and are eliminated to arrive at the Sensata unaudited Condensed Consolidated Statement of Operations. It is Sensata’s policy to expense intercompany profit margin through cost of revenue when an intercompany sale occurs. Therefore, in the unaudited Condensed Consolidating Balance Sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s Guarantor and Non-Guarantor subsidiaries.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

June 30, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,821	$66,072	$11,619	$—	$97,512
Accounts receivable, net of allowances	209	216,702	18,000	—	234,911
Intercompany accounts receivable	643,779	659,584	102,753	(1,406,116)	—
Inventories	—	137,443	29,058	—	166,501
Deferred income tax assets	—	5,638	1,066	—	6,704
Prepaid and other current assets	1,319	17,798	4,749	—	23,866
Assets held for sale	—	—	950	—	950

Total current assets	665,128	1,103,237	168,195	(1,406,116)	530,444
Property, plant and equipment, net	—	216,966	43,230	—	260,196
Goodwill	—	1,444,143	114,695	—	1,558,838
Other intangible assets, net	—	1,046,817	61,902	—	1,108,719
Investment in subsidiaries	799,759	87,530	—	(887,289)	—
Advances to subsidiaries	2,217,062	—	—	(2,217,062)	—
Other assets	63,750	9,364	15,868	—	88,982

Total assets	$3,745,699	$3,908,057	$403,890	$(4,510,467)	$3,547,179

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$15,786	$1,574	$—	$—	$17,360
Accounts payable	—	110,328	22,787	—	133,115
Accrued expenses and other current liabilities	34,735	83,073	32,016	—	149,824
Intercompany liabilities	663,878	680,869	61,369	(1,406,116)	—
Accrued profit sharing	—	3,913	536	—	4,449

Total current liabilities	714,399	879,757	116,708	(1,406,116)	304,748
Pension and other post-retirement benefit obligations	—	37,353	992	—	38,345
Capital lease and other financing obligations	—	42,358	101	—	42,459
Long-term intercompany liabilities	—	2,183,250	33,812	(2,217,062)	—
Long-term debt, less current portion	2,591,391	—	—	—	2,591,391
Other long-term liabilities	9,823	109,189	32,486	—	151,498
Commitments and contingencies

Total liabilities	3,315,613	3,251,907	184,099	(3,623,178)	3,128,441
Shareholder’s equity
Shareholder’s equity	430,086	656,150	219,791	(887,289)	418,738

Total liabilities and shareholder’s equity	$3,745,699	$3,908,057	$403,890	$(4,510,467)	$3,547,179

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2007

(audited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,590	$32,441	$12,026	$—	$60,057
Accounts receivable, net of allowances	—	196,019	16,215	—	212,234
Intercompany accounts receivable	318,030	355,516	63,933	(737,479)	—
Inventories	—	133,564	22,178	—	155,742
Deferred income tax assets	—	5,800	1,066	—	6,866
Prepaid and other current assets	1,687	18,519	2,669	—	22,875
Assets held for sale	—	—	1,634	—	1,634

Total current assets	335,307	741,859	119,721	(737,479)	459,408
Property, plant and equipment, net	—	222,049	46,324	—	268,373
Goodwill	—	1,445,598	114,399	—	1,559,997
Other intangible assets, net	—	1,115,324	65,890	—	1,181,214
Investment in subsidiaries	849,182	113,473	—	(962,655)	—
Advances to subsidiaries	2,235,635	—	—	(2,235,635)	—
Other assets	63,335	7,572	15,592	—	86,499

Total assets	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$15,361	$558	$—	$—	$15,919
Accounts payable	—	107,715	18,878	—	126,593
Accrued expenses and other current liabilities	24,690	78,233	25,552	—	128,475
Intercompany liabilities	339,348	356,162	41,969	(737,479)	—
Accrued profit sharing	—	7,708	744	—	8,452

Total current liabilities	379,399	550,376	87,143	(737,479)	279,439
Pension and other post-retirement benefit obligations	—	31,549	366	—	31,915
Capital lease and other financing obligations	—	29,887	95	—	29,982
Long-term intercompany liabilities	—	2,201,823	33,812	(2,235,635)	—
Long-term debt, less current portion	2,516,579	—	—	—	2,516,579
Other long-term liabilities	9,878	88,465	32,912	—	131,255
Commitments and contingencies

Total liabilities	2,905,856	2,902,100	154,328	(2,973,114)	2,989,170
Shareholder’s equity
Shareholder’s equity	577,603	743,775	207,598	(962,655)	566,321

Total liabilities and shareholder’s equity	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$385,534	$67,161	$(46,051)	$406,644
Operating costs and expenses:
Cost of revenue	—	256,363	55,895	(46,051)	266,207
Research and development	—	12,653	137	—	12,790
Selling, general and administrative	2,155	68,873	9,936	—	80,964
Restructuring	—	4,000	895	—	4,895

Total operating costs and expenses	2,155	341,889	66,863	(46,051)	364,856

(Loss)/profit from operations	(2,155)	43,645	298	—	41,788
Interest expense, net	(5,934)	(43,588)	(793)	—	(50,315)
Currency translation (loss)/gain and other, net	(54)	(6,768)	7,137	—	315

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(8,143)	(6,711)	6,642	—	(8,212)
Equity in earnings of subsidiaries	(69)	553	—	(484)	—
Provision for income taxes	19,722	16,435	2,148	(18,583)	19,722

Net (loss)/income	$(27,934)	$(22,593)	$4,494	$18,099	$(27,934)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$316,207	$50,368	$(21,011)	$345,564
Operating costs and expenses:
Cost of revenue	—	213,398	40,585	(21,011)	232,972
Research and development	—	9,881	378	—	10,259
Selling, general and administrative	1,830	64,469	7,182	—	73,481
Restructuring	—	1,375	—	—	1,375

Total operating costs and expenses	1,830	289,123	48,145	(21,011)	318,087

(Loss)/profit from operations	(1,830)	27,084	2,223	—	27,477
Interest expense, net	(4,459)	(38,609)	(1,195)	—	(44,263)
Currency translation (loss)/gain and other, net	(11,738)	(3,526)	3,742	—	(11,522)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(18,027)	(15,051)	4,770	—	(28,308)
Equity in (losses) earnings of subsidiaries	(10,281)	1,421	—	8,860	—
Provision for income taxes	16,581	13,738	2,360	(16,098)	16,581

Net (loss)/income	$(44,889)	$(27,368)	$2,410	$24,958	$(44,889)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$756,215	$133,356	$(94,413)	$795,158
Operating costs and expenses:
Cost of revenue	—	522,177	111,763	(94,413)	539,527
Research and development	—	25,934	(211)	—	25,723
Selling, general and administrative	3,847	139,542	19,504	—	162,893
Restructuring	—	4,000	1,205	—	5,205

Total operating costs and expenses	3,847	691,653	132,261	(94,413)	733,348

(Loss)/profit from operations	(3,847)	64,562	1,095	—	61,810
Interest expense, net	(13,662)	(85,913)	(1,543)	—	(101,118)
Currency translation (loss)/gain and other, net	(82,872)	(7,046)	10,016	—	(79,902)

(Loss)/income before income taxes and equity in losses of subsidiaries	(100,381)	(28,397)	9,568	—	(119,210)
Equity in losses of subsidiaries	(18,829)	(1,522)	—	20,351	—
Provision for income taxes	35,612	28,708	4,569	(33,277)	35,612

Net (loss)/income	$(154,822)	$(58,627)	$4,999	$53,628	$(154,822)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$626,917	$93,982	$(47,331)	$673,568
Operating costs and expenses:
Cost of revenue	—	423,073	78,510	(47,331)	454,252
Research and development	—	19,221	836	—	20,057
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	2,883	124,118	14,369	—	141,370
Restructuring	—	1,375	—	—	1,375

Total operating costs and expenses	2,883	573,487	93,715	(47,331)	622,754

(Loss)/profit from operations	(2,883)	53,430	267	—	50,814
Interest expense, net	(8,270)	(76,981)	(2,447)	—	(87,698)
Currency translation (loss)/gain and other, net	(19,683)	(5,396)	6,553	—	(18,526)

(Loss)/income before income taxes and equity in earnings (losses) of subsidiaries	(30,836)	(28,947)	4,373	—	(55,410)
Equity in (losses) earnings of subsidiaries	(24,574)	592	—	23,982	—
Provision for income taxes	30,134	25,798	3,081	(28,879)	30,134

Net (loss)/income	$(85,544)	$(54,153)	$1,292	$52,861	$(85,544)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2008

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$10,939	$38,414	$2,905	$—	$52,258
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(17,242)	(3,321)	—	(20,563)
Proceeds from sale of assets	—	1,843	9	—	1,852
Acquisition of Airpax business	—	175	—	—	175
Dividends received by Issuer	1,185	—	—	(1,185)	—

Net cash provided by (used in) investing activities	1,185	(15,224)	(3,312)	(1,185)	(18,536)
Cash flows from financing activities:
Proceeds from financing obligations	—	12,597	—	—	12,597
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on Euro term loan facility	(3,143)	—	—	—	(3,143)
Payments of debt issuance costs	—	(489)	—	—	(489)
Payments on capitalized lease and other financing obligations	—	(482)	—	—	(482)
Dividends paid to Issuer	—	(1,185)	—	1,185	—

Net cash provided by (used in) financing activities	(7,893)	10,441	—	1,185	3,733

Net change in cash and cash equivalents	4,231	33,631	(407)	—	37,455
Cash and cash equivalents, beginning of period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of period	$19,821	$66,072	$11,619	$—	$97,512

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2007

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$2,891	$64,362	$9,914	$—	$77,167
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(30,157)	(6,626)	—	(36,783)
Acquisition of the SMaL business	—	(11,982)	—	—	(11,982)
Acquisition of FTAS business	—	—	419	—	419
Dividend received by Issuer	2,254	—	—	(2,254)	—

Net cash used in investing activities	2,254	(42,139)	(6,207)	(2,254)	(48,346)
Cash flows from financing activities:
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on Euro term loan facility	(2,663)	—	—	—	(2,663)
Payments on capitalized lease	—	(224)	—	—	(224)
Proceeds from subsidiaries (Repayment of intercompany loans)	5,755	(5,755)	—	—	—
Dividends paid to Issuer	—	(2,254)	—	2,254	—

Net cash used in financing activities	(1,658)	(8,233)	—	2,254	(7,637)

Net change in cash and cash equivalents	3,487	13,990	3,707	—	21,184
Cash and cash equivalents, beginning of period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$43,867	$47,950	$14,120	$—	$105,937

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

19. Subsequent Event

On July 23, 2008, the Company issued Euro 141.0 million of senior subordinated notes (the “Notes”) with a coupon of 11.25% and a maturity date of January 15, 2014. The Notes are unsecured and are subordinated in right of payment to all the Company’s existing and future senior indebtedness and on par with its existing and future senior subordinated notes. The Company used the Notes issued in this offering to repay amounts outstanding under its existing senior subordinated term loan, originally issued as bridge financing for the acquisition of Airpax Holdings, Inc. in July, 2007.

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

	For the three months ended
	June 30, 2008		June 30, 2007
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$246.6	60.6%	$222.5	64.4%
Controls	160.1	39.4	123.1	35.6

Net revenue	406.6	100.0%	345.6	100.0%
Operating costs and expenses:
Cost of revenue	266.2	65.5	233.0	67.4
Research and development	12.8	3.1	10.3	3.0
Selling, general and administrative	81.0	19.9	73.5	21.3
Restructuring	4.9	1.2	1.4	0.4

Total operating costs and expenses	364.9	89.7	318.1	92.0

Profit from operations	41.8	10.3	27.5	8.0
Interest expense, net	(50.3)	(12.4)	(44.3)	(12.8)
Currency translation gain/(loss) and other, net	0.3	0.1	(11.5)	(3.3)

Loss before taxes	(8.2)	(2.0)	(28.3)	(8.2)
Provision for income taxes	19.7	4.8	16.6	4.8

Net loss	$(27.9)	(6.9)%	$(44.9)	(13.0)%

	For the six months ended
	June 30, 2008		June 30, 2007
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$481.9	60.6%	$432.2	64.2%
Controls	313.2	39.4	241.3	35.8

Net revenue	795.2	100.0%	673.6	100.0%
Operating costs and expenses:
Cost of revenue	539.5	67.9	454.3	67.4
Research and development	25.7	3.2	20.1	3.0
Acquired in-process research and development	—	—	5.7	0.8
Selling, general and administrative	162.9	20.5	141.4	21.0
Restructuring	5.2	0.7	1.4	0.2

Total operating costs and expenses	733.3	92.2	622.8	92.5

Profit from operations	61.8	7.8	50.8	7.5
Interest expense, net	(101.1)	(12.7)	(87.7)	(13.0)
Currency translation loss and other, net	(79.9)	(10.0)	(18.5)	(2.8)

Loss before taxes	(119.2)	(15.0)	(55.4)	(8.2)
Provision for income taxes	35.6	4.5	30.1	4.5

Net loss	$(154.8)	(19.5)%	$(85.5)	(12.7)%

Three Months Ended June 30, 2008 Compared to the Three Month Ended June 30, 2007

Net revenue. Net revenue for the three months ended June 30, 2008 increased $61.1 million, or 17.7%, to $406.6 million from $345.6 million for the three months ended June 30, 2007. Net revenue increased 12.3% due to the acquisition of Airpax Holdings Inc. (“Power Controls”), 3.5% due to an increase in unit volume, primarily in the sensors business, and 3.4% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a reduction in pricing. Net revenue excluding Airpax would have increased $18.7 million, or 5.4%.

Sensors business segment net revenue for the three months ended June 30, 2008 increased $24.1 million, or 10.8%, to $246.6 million from $222.5 million for the three months ended June 30, 2007. Sensors net revenue increased 7.4% due to an increase in unit volumes, 4.0% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, and 1.7% due to the acquisition of Power Controls. As a result of changes in the manner in which we manage the recently acquired Power Controls operating segment, we reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors business reporting segment. Amounts reported for the three months ended June 30, 2007 were not affected by this reclassification as Power Controls was acquired in July 2007, our third quarter. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. The increase in net revenue was partially offset by a reduction in pricing. The reduction in pricing is primarily due to pricing incentives under long-term contracts with customers. Sensors net revenue increased in Europe and Asia Pacific. Sensors net revenue decreased in the Americas, primarily due to the decline in the U.S. economy and the U.S. automotive end-market.

Controls business segment net revenue for the three months ended June 30, 2008 increased by $37.0 million, or 30.1%, to $160.1 million from $123.1 million for the three months ended June 30, 2007. Controls net revenue increased 31.4% due to the acquisition of Power Controls and 2.2% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a decline in volume. Unit volume decreased 3.6% due to overall softness in certain of the controls business segment’s end-markets. Controls net revenue excluding Power Controls would have decreased by $1.7 million, or 1.4%.

Cost of revenue. Cost of revenue for the three months ended June 30, 2008 and 2007 was $266.2 million and $233.0 million, respectively. Cost of revenue as a percentage of net revenue for the three months ended June 30, 2008 and 2007 was 65.5% and 67.4%, respectively. Cost of revenue increased due primarily to the acquisition of Power Controls and the increase in unit volumes in the sensors business segment. Cost of revenue as a percentage of net revenue decreased due primarily to the leverage effect of higher sales on a fixed manufacturing cost base, cost savings from our best-cost sourcing and best-cost producing initiatives and lower depreciation resulting from shorter-lived assets becoming fully-depreciated.

Research and development expense. Research and development (“R&D”) expense for the three months ended June 30, 2008 and 2007 was $12.8 million and $10.3 million, respectively. R&D expense as a percentage of net revenue for the three months ended June 30, 2008 and 2007 was 3.1% and 3.0%, respectively. R&D expense and R&D expense as a percentage of net revenue increased due primarily to our continued focus on development activities to accelerate long-term revenue growth.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2008 and 2007 was $81.0 million and $73.5 million, respectively. Selling, general and administrative expense as a percentage of net revenue for the three months ended June 30, 2008 and 2007 was 19.9% and 21.3%, respectively. Selling, general and administrative expense increased due to several factors including the selling, general and administrative expense associated with the Power Control business, higher amortization expense of definite-lived intangible assets incurred in part due to the acquisition of Power Controls, and higher payroll and employee related costs. Amortization expense associated with definite-lived intangible assets for the three months ended June 30, 2008 and 2007 was $37.2 million and $32.0 million, respectively. The increase in payroll and employee related costs reflects the building of our infrastructure that occurred during fiscal year 2006 and the early part of fiscal year 2007. We do not expect these costs to increase from the run-rate experienced during the three and six months ended June 30, 2008. Selling, general and administrative expense as a percentage of net revenue decreased due to growth in net revenue exceeding the growth in selling, general and administrative expense.

Restructuring. Restructuring for the three months ended June 30, 2008 and 2007 was $4.9 million and $1.4 million, respectively. During the quarter ended June 30, 2008, the Company announced plans to reduce the workforce in its U.S. and European operations and to move certain manufacturing operations from Hungary to other Sensata locations. As a result, the Company recognized a charge of $4.9 million, primarily related to severance costs, of which $0.2 million represents a pension enhancement provided to certain eligible employees under a voluntary retirement program. The Company expects the cost of these restructuring activities when complete to total approximately $8.0 million. During the quarter ended June 30, 2007, the Company implemented a voluntary early retirement plan at one of its subsidiaries that resulted in a charge of $1.4 million.

Interest expense, net. Interest expense, net for the three months ended June 30, 2008 and 2007 was $50.3 million and $44.3 million, respectively. Interest expense, net, for the three months ended June 30, 2008 consists primarily of interest expense of $44.9 million on our outstanding debt, amortization of the deferred financing costs of $2.8 million, $1.5 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations. Interest expense, net, for the three months ended June 30, 2007 consists primarily of interest expense of $41.4 million on our outstanding debt, amortization of the deferred financing costs of $2.0 million and $0.7 million of interest associated with our capital lease and other financing obligations. The increase in interest expense associated with our outstanding debt is attributed to the additional debt utilized to finance the acquisition of Power Controls in July 2007 and the increase in the foreign currency exchange rate between the U.S. dollar and the Euro, partially offset by the reduction in interest expense in the U.S. term loan facility.

Currency translation gain /(loss) and other, net. Currency translation gain/(loss) and other, net for the three months ended June 30, 2008 and 2007 was $0.3 million and $(11.5) million, respectively. Currency translation gain/(loss) and other, net for the three months ended June 30, 2008 consists primarily of the currency gains resulting from the re-measurement of our Euro denominated debt which totaled $0.4 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $0.7 million, and a net gain of $0.4 million recognized on the sale of certain assets. Currency translation gain/(loss) and other, net, for the three months ended June 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt which totaled $11.9 million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $0.4 million and losses of $0.7 million associated with our commodity forward contracts.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2008 and June 30, 2007 totaled $19.7 million and $16.6 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill.

Six Months Ended June 30, 2008 Compared to the Six Month Ended June 30, 2007

Net revenue. Net revenue for the six months ended June 30, 2008 increased $121.6 million, or 18.1%, to $795.2 million from $673.6 million for the six months ended June 30, 2007. Net revenue increased 12.0% due to the acquisition of Power Controls, 5.2% due to an increase in unit volume, primarily in the sensors business, and 3.5% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a reduction in pricing. Net revenue excluding Power Controls would have increased $40.7 million, or 6.0%.

Sensors business segment net revenue for the six months ended June 30, 2008 increased $49.7 million, or 11.5%, to $481.9 million from $432.2 million for the six months ended June 30, 2007. Sensors net revenue increased 9.4% due to an increase in unit volumes, 4.1% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate and 1.9% due to the acquisition of Power Controls. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. The increase in net revenue was partially offset by other items including a reduction in pricing and a charge associated with a potential settlement with a customer. During the three months ended March 31, 2008, the Company recognized a charge, a portion of which was recorded as a reduction to net revenues and the balance was recorded in cost of revenue, for the potential settlement of a claim made by a significant automotive customer. The customer alleged defects in certain of our products used in the customer’s systems which are installed in automobiles. Although we contest the customer’s allegations, we believe our estimate represents the most likely outcome of this matter. The reduction in pricing is primarily due to pricing incentives under long-term contracts with customers. Sensors net revenue increased in Europe and Asia Pacific. Sensors net revenue decreased in the Americas, primarily due to the decline in the U.S. economy.

Controls business segment net revenue for the six months ended June 30, 2008 increased by $71.9 million, or 29.8%, to $313.2 million from $241.3 million for the six months ended June 30, 2007. Controls net revenue increased 30.2% due to the acquisition of Power Controls and 2.3% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by other items including a reduction in pricing and a decline in volume. The decline in unit volumes was due to overall softness in certain of the controls business segment’s end-markets, primarily the U.S. housing market. The decline in pricing was most noticeable in the Interconnection business which sells products into the semi-conductor end-market. Controls net revenue excluding Power Controls would have decreased by $1.1 million, or 0.5%.

Cost of revenue. Cost of revenue for the six months ended June 30, 2008 and 2007 was $539.5 million and $454.3 million, respectively. Cost of revenue as a percentage of net revenue for the six months ended June 30, 2008 and 2007 was 67.9% and 67.4%, respectively. Cost of revenue increased due primarily to the acquisition of Power Controls, the increase in unit volumes in the sensors business segment, the charge for the customer claim described above and unfavorable foreign currency rates. Cost of revenue for the six months ended June 30, 2007 included the turn-around effect of the step-up in fair value of inventory of $2.2 million. There were no similar amounts recorded during the six months ended June 30, 2008. Cost of revenue as a percentage of net revenue increased due primarily to the addition of the Power Controls business (which has a higher cost of revenue as a percentage of net revenue), the charge for the customer claim described above, and the reduction in pricing, partially offset by the leverage effect of higher sales on a fixed manufacturing cost base and the absence of any charges for the turn-around effect of the step-up in fair value of inventory.

Research and development expense. R&D expense for the six months ended June 30, 2008 and 2007 was $25.7 million and $20.1 million, respectively. R&D expense as a percentage of net revenue for the six months ended June 30, 2008 and 2007 was 3.2% and 3.0%, respectively. R&D expense and R&D expense as a percentage of net revenue increased due primarily to our continued focus on development activities to accelerate long-term revenue growth.

Acquired in-process research and development expense. Acquired in-process research and development expense for the three months ended March 31, 2007 was $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), our primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”), the automotive imaging unit of Cypress Semiconductor Corporation, for $11.4 million plus fees and expenses. We allocated $5.7 million of the purchase price to acquired in-process research and development projects. There was no acquired in-process research and development expense during fiscal year 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2008 and 2007 was $162.9 million and $141.4 million, respectively. Selling, general and administrative expense as a percentage of net revenue for the six months ended June 30, 2008 and 2007 was 20.5% and 21.0%, respectively. Selling, general and administrative expense increased due to several factors including the selling, general and administrative expense associated with the Power Controls business, higher amortization expense of definite-lived intangible assets incurred in part due to the acquisition of Power Controls, and higher payroll and employee related costs. Amortization expense associated with definite-lived intangible assets for the six months ended June 30, 2008 and 2007 was $73.3 million and $62.9 million, respectively. The increase in payroll and employee related expense reflects the building of our infrastructure that occurred during fiscal year 2006 and the early part of fiscal year 2007. Selling, general and administrative expense as a percentage of net revenue increased for the same reasons discussed above.

Restructuring. Restructuring for the six months ended June 30, 2008 and 2007 was $5.2 million and $1.4 million, respectively. The increase in restructuring charges were due to the same as the reasons described above for the three month period ended June 30, 2008 and 2007.

Interest expense, net. Interest expense, net for the six months ended June 30, 2008 and 2007 was $101.1 million and $87.7 million, respectively. Interest expense, net, for the six months ended June 30, 2008 consists primarily of interest expense of $90.3 million on our outstanding debt, amortization of the deferred financing costs of $5.8 million, $2.7 million of interest associated with our outstanding derivative instruments, and $1.6 million of interest associated with our capital lease and other financing obligations. Interest expense, net, for the six months ended June 30, 2007 consists primarily of interest expense of $81.9 million on our outstanding debt, amortization of the deferred financing costs of $3.9 million and $1.4 million of interest associated with our capital lease and other financing obligations. The increase in interest expense associated with our outstanding debt is attributed to the additional debt utilized to finance the acquisition of Power Controls in July 2007 and the increase in the foreign currency exchange rate between the U.S. dollar and the Euro, partially offset by the reduction in interest expense in the U.S. term loan facility.

Currency translation loss and other, net. Currency translation loss and other, net for the six months ended June 30, 2008 and 2007 was $79.9 million and $18.5 million, respectively. Currency translation loss and other, net for the six months ended June 30, 2008 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $83.9 million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $2.3 million, gains of $1.7 million associated with our commodity forward contracts, and a $0.7 million impairment loss associated with one of our manufacturing facilities classified as held for sale. Currency translation loss and other, net, for the six months ended June 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $19.8 million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $1.1 million and losses of $0.7 million associated with our commodity forward contracts.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2008 and June 30, 2007 totaled $35.6 million and $30.1 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the six months ended June 30, 2008 and June 30, 2007:

	For the six months ended
(Amounts in millions)	June 30, 2008	June 30, 2007
Net cash provided by (used in):
Operating activities:
Net loss adjusted for non-cash items	$60.7	$54.9
Changes in operating assets and liabilities	(8.4)	22.3

Operating activities	52.3	77.2
Investing activities	(18.5)	(48.4)
Financing activities	3.7	(7.6)

Net change	$37.5	$21.2

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2008 totaled $52.3 million compared to $77.2 million for the six months ended June 30, 2007. Changes in operating assets and liabilities for the six months ended June 30, 2008 and 2007 totaled $(8.4) million and $22.3 million, respectively. The most significant components to the change in operating assets and liabilities of $(8.4) million was the increase in accounts receivable of $22.7 million, which is due to growth and seasonality in the business, and an increase in inventories of $11.5 million. The increases in these items were partially offset by an increase in accounts payable and accrued expenses of $15.1 million. The most significant components to the change in operating assets and liabilities of $22.3 million was the increase in accounts payable and accrued expenses of $41.5 million, partially offset by the increase in accounts receivable of $17.6 million. The increase in accounts payable and accrued expenses of $41.5 million was due to improvement surrounding the management of cash disbursements.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2008 totaled $18.5 million compared to $48.4 million for the six months ended June 30, 2007. Net cash used in investing activities during the six months ended June 30, 2008 consisted primarily of capital expenditures partially offset by proceeds from the sale of assets. Capital expenditures during the six months ended June 30, 2008 totaled $20.6 million. Cash received from the sale of assets totaled $1.9 million. Net cash used in investing activities during the six months ended June 30, 2007 consisted primarily of capital expenditures and the acquisition of SMaL. Capital expenditures during the six months ended June 30, 2007 totaled $36.8 million and included the expenditures associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysian Sdn Bhd). During the quarter ended March 31, 2007, STI acquired SMaL for total consideration, including transaction fees and expenses, of $12.0 million. In 2008, we anticipate spending approximately $50.0 to $60.0 million on capital expenditures.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2008 totaled $3.7 million compared to net cash used in financing activities of $7.6 million for the six months ended June 30, 2007. Net cash provided by financing activities during the six months ended June 30, 2008 consisted primarily of proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million and principal payments totaling $7.9 million on our U.S. term loan and Euro term loan facilities. During the six months ended June 30, 2007, we made principal payments totaling $7.4 million on our U.S. term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of June 30, 2008, we had $2,651.2 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of June 30, 2008, after adjusting for letters of credit with an aggregate value of $6.1 million, we had $143.9 million of borrowing capacity available under the revolving credit facility. The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, to finance the acquisition of First Technology Automotive and Special Products, we borrowed Euro 73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity of the incremental revolving facility to $154.6 million.

A summary of our indebtedness is as follows:

(Dollars in thousands)	Weighted- Average Interest Rate	Outstanding balance as of June 30, 2008
Senior secured term loan facility (denominated in U.S. dollars)	5.19%	$931,000
Senior secured term loan facility (Euro 391.4 million)	6.58%	616,567
Senior subordinated term loan (Euro 141.0 million)	9.67%	222,681
Revolving credit facility	—	—
Senior Notes (denominated in U.S. dollars)	8.00%	450,000
Senior Subordinated Notes (Euro 245.0 million)	9.00%	386,929
Less: current portion of long-term debt		(15,786)

Long term debt less current portion		$2,591,391

Capital lease and other financing obligations	8.48%	$44,033
Less: current portion		(1,574)

Long-term portion of capital lease and other financing obligations		$42,459

On February 28, 2008, our Malaysian operating subsidiary signed a series of agreements to sell and leaseback the land, building and certain equipment associated with our manufacturing facility in Kuala Lumpur, Malaysia. The transaction, which was valued at 41.0 million Malaysian Ringgit (or $12.6 million based on the closing date exchange rate), closed during the quarter ended June 30, 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on our unaudited condensed consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations on the accompanying Condensed Consolidated Balance Sheets.

The fair value of our interest rate swap and interest rate collars at June 30, 2008 was $(7.1) million and $8.0 million, respectively and at December 31, 2007 was $(7.8) million and $2.3 million, respectively. The change in the fair values is primarily due to changes in the LIBOR-rate and EURIBOR-rate yield curves during the period.

Our public debt instruments and documents for our private funding transactions contain, among other provisions, certain covenants and default provisions. At June 30, 2008, we were in compliance with all of these covenants and default provisions. For information on our indebtedness and related covenants and default provisions, see Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2007.

On July 23, 2008, we issued Euro 141.0 million of senior subordinated notes (the “Notes”) with a coupon of 11.25% and a maturity date of January 15, 2014. The Notes are unsecured and are subordinated in right of payment to all our existing and future senior indebtedness and on par with our existing and future senior subordinated notes. We used the Notes issued in this offering to repay amounts outstanding under our existing senior subordinated term loan, originally issued as bridge financing for the acquisition of Airpax Holdings, Inc. in July, 2007.

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

New Accounting Standards

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, operations and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for us, with early application encouraged. SFAS 161 shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. We are currently reviewing the provisions of SFAS 161 but does not anticipate its adoption to have a material effect on our financial position or results of operations.

In February 2008, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under Statement of Financial Accounting Standards (“SFAS”) No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157, Fair Value Measurements, (“SFAS 157”). In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, or January 1, 2009 for us. We adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008.

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

Item 4T.	Controls and Procedures.

The required certifications of our principal executive officer and principal financial officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4T contain information concerning the evaluation of our disclosure controls and procedures, internal controls over financial reporting and change in internal controls over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4T for a more complete understanding of the matters covered by the certifications.

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

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on August 7, 2008.

SIGNATURE	TITLE	DATE

/s/ Thomas Wroe Thomas Wroe	Principal Executive Officer	August 7, 2008

/s/ Jeffrey Cote Jeffrey Cote	Principal Financial and Accounting Officer	August 7, 2008

/s/ Amaco Management Services B.V. Amaco Management Services B.V.	Director	August 7, 2008

/s/ Geert Braaksma Geert Braaksma	Director	August 7, 2008