Form 10-Q
period 2008-09-30
Sensata Technologies B.V.
filed 2008-10-31
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 30, 2008, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

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

We believe that the following factors, among others (including those described in “Item 1A. Risk Factors” caption in the “Part II—Other Information” section of this report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; continued pricing and other pressures from our customers; general economic, political, business and market risks associated with our non-U.S. operations; fluctuations in foreign currency exchange and interest rates; fluctuations in the cost and/or availability of manufactured components and raw materials; competition in our markets; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing business arrangements; non-performance by our suppliers; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws; our ability to attract and retain key personnel; risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies; risks associated with our substantial indebtedness, leverage and debt service obligations; risks associated with maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; the possibility that our controlling shareholder’s interests will conflict with ours or yours; and our ability to operate as a stand-alone company, including our ability to raise additional funds when needed.

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

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$150,429	$60,057
Accounts receivable, net of allowances of $10,655 and $9,069 at September 30, 2008 and December 31, 2007, respectively	204,477	212,234
Inventories	150,430	155,742
Deferred income tax assets	6,275	6,866
Prepaid expenses and other current assets	24,804	22,875
Assets held for sale	2,390	3,152

Total current assets	538,805	460,926
Property, plant and equipment at cost	380,345	352,767
Accumulated depreciation	(124,405)	(85,912)

Property, plant and equipment, net	255,940	266,855
Goodwill	1,555,403	1,559,997
Other intangible assets, net	1,071,908	1,181,214
Deferred income tax assets	1,978	2,169
Deferred financing costs	58,715	61,717
Other assets	24,152	22,613

Total assets	$3,506,901	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$41,868	$15,919
Accounts payable	104,977	126,593
Income taxes payable	10,880	3,277
Accrued expenses and other current liabilities	142,541	121,428
Accrued profit sharing	1,917	8,452
Deferred income tax liabilities	3,763	3,770

Total current liabilities	305,946	279,439
Deferred income tax liabilities	127,715	94,794
Pension and post-retirement benefit obligations	35,302	31,915
Capital lease and other financing obligations, less current portion	41,354	29,982
Long-term debt, less current portion	2,476,668	2,516,579
Other long-term liabilities	32,003	36,461
Commitment and contingencies

Total liabilities	3,018,988	2,989,170
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at September 30, 2008	22	22
Additional paid-in capital	1,049,402	1,047,829
Accumulated deficit	(547,769)	(465,482)
Accumulated other comprehensive loss	(13,742)	(16,048)

Total shareholder’s equity	487,913	566,321

Total liabilities and shareholder’s equity	$3,506,901	$3,555,491

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net revenue	$361,807	$357,427	$1,156,965	$1,030,995
Operating costs and expenses:
Cost of revenue	244,434	241,013	783,961	695,265
Research and development	11,840	11,786	37,563	31,843
Acquired in-process research and development	—	—	—	5,700
Selling, general and administrative	72,296	77,595	235,189	218,965
Restructuring	2,487	1,960	7,692	3,335

Total operating costs and expenses	331,057	332,354	1,064,405	955,108

Profit from operations	30,750	25,073	92,560	75,887
Interest expense	(49,454)	(49,738)	(151,137)	(138,842)
Interest income	459	586	1,024	1,992
Currency translation gain/(loss) and other, net	107,393	(51,351)	27,491	(69,877)

Income (loss) before taxes	89,148	(75,430)	(30,062)	(130,840)
Provision for income taxes	16,613	11,337	52,225	41,471

Net income (loss)	$72,535	$(86,767)	$(82,287)	$(172,311)

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the nine months ended September 30, 2008	For the nine months ended September 30, 2007
Cash flows from operating activities:
Net loss	$(82,287)	$(172,311)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	40,152	41,711
Amortization of deferred financing costs	8,213	6,585
Currency translation (gain) loss on debt	(29,227)	76,007
Share-based compensation	1,573	1,502
Amortization of intangible assets and capitalized software	110,918	96,854
Turn-around effect of inventory step-up to fair market value	—	4,454
(Gain)/loss on disposition of assets	(272)	91
Loss on assets held for sale	684	—
Deferred income taxes	33,696	24,288
Non-cash charge for acquired in-process research and development	—	5,700
Increase (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	7,757	(15,327)
Inventories	4,559	(12,255)
Prepaid expenses and other current assets	1,706	18,035
Accounts payable and accrued expenses	(5,716)	62,209
Income taxes payable	7,603	(11,628)
Accrued profit sharing and retirement	(4,582)	1,342
Other	3,567	4,565

Net cash provided by operating activities	98,344	131,822
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(30,294)	(52,091)
Proceeds from sale of assets	2,288	—
Acquisition of FTAS business	—	419
Acquisition of SMaL business	—	(11,982)
Acquisition of Airpax business, net of cash acquired	175	(278,583)

Net cash used in investing activities	(27,831)	(342,237)
Cash flows from financing activities:
Proceeds from issuance of Euro term loan	—	195,010
Proceeds from financing obligations	12,597	—
Proceeds from revolving credit facility	25,000	—
Payments on U.S. term loan facility	(7,125)	(7,125)
Payments on Euro term loan facility	(4,572)	(4,083)
Payments of debt issuance costs	(5,211)	(3,758)
Payments on capitalized lease and other financing obligations	(830)	(337)

Net cash provided by financing activities	19,859	179,707

Net change in cash and cash equivalents	90,372	(30,708)
Cash and cash equivalents, beginning of period	60,057	84,753

Cash and cash equivalents, end of period	$150,429	$54,045

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”) is a direct, wholly owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct, wholly owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct, wholly owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain”), a leading global private investment firm, co-investors (Bain and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

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

Sensata was incorporated in the Netherlands in 2005 and currently conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in Brazil, China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

In February 2008, the FASB issued Financial Staff Position (“FSP”) 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS No. 157, Fair Value Measurements, (“SFAS 157”). In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 deferred the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. As discussed in Note 17, the Company adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008.

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

The Company has accounted for the Airpax Acquisition as a purchase in accordance with SFAS 141, which requires that assets, including intangible assets, acquired and liabilities assumed be recorded at fair value with the excess recorded as goodwill. Goodwill recorded in relation to the Airpax Acquisition is not deductible for tax purposes, since the companies comprising Airpax were acquired in a stock purchase transaction, which did not establish tax basis in the entities’ goodwill.

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Airpax Acquisition:

Accounts receivables	$25,234
Inventories	25,114
Prepaid expenses and other current assets	1,607
Property, plant and equipment	19,795
Other assets	1,009
Other intangible assets	129,030
Goodwill	114,960
Accounts payable and accrued liabilities	(23,793)
Pension and post-retirement obligations, net	(12,206)
Capitalized lease obligations	(171)
Other long-term liabilities	(3,233)

Fair value of net assets acquired, excluding cash and cash equivalents	277,346
Cash and cash equivalents	3,498

Fair value of net assets acquired	$280,844

Cash consideration and transaction fees and expenses	$280,844

The allocation of the purchase price is final and is based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. During the three months ended September 30, 2008, the Company revised its estimates of certain restructuring reserves. These revisions resulted in a reduction to other long-term liabilities and an increase in goodwill of $3.4 million. The Company is currently evaluating further restructuring activities. Further charges, if any, would be recorded in the consolidated statements of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The Airpax Acquisition resulted in $114,960 of goodwill, which reflects value associated with the potential for (i) the Company’s expectation of market expansion associated with acquired technologies, (ii) enhancements to existing product offerings and (iii) future technological development. Goodwill associated with the Airpax Acquisition has been primarily allocated to the controls segment.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets with determinable lives, including estimates of completed technologies, customer relationships, non-compete agreements and a tradename. In addition, an amount totaling $9,370 has been allocated to the Airpax® tradename. The Company believes the Airpax® tradename has an indefinite life and therefore will be assessed on an annual basis for impairment. Intangible assets associated with the Airpax Acquisition consist of the following:

		Weighted- Average Life (years)
Intangible Assets With Determinable Lives:
Completed technologies	$31,570	15
Customer relationships	87,040	10
Non-compete agreements	330	2
Tradename	720	10

	119,660	11
Intangible Assets with Indefinite Life:
Airpax® Tradename	9,370

	$129,030

The Company has determined there is no residual value associated with its acquired intangible assets above.

See Note 7 for further discussion of goodwill and other intangible assets.

5. Comprehensive Net Income / (Loss)

Comprehensive net income / (loss) includes net income / (loss), net unrealized gain for the effective portion of the Company’s designated cash flow hedges and a net unrealized gain / (loss) associated with the Company’s defined benefit and retiree healthcare plans. The components of the comprehensive net loss, net of tax of $0, are as follows:

	For the three months ended
	September 30, 2008	September 30, 2007
Net income / (loss)	$72,535	$(86,767)
Net unrealized loss on derivatives	(3,912)	(5,325)
Defined benefit and retiree healthcare plans	25	—

Comprehensive net income/(loss)	$68,648	$(92,092)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

	For the nine months ended
	September 30, 2008	September 30, 2007
Net loss	$(82,287)	$(172,311)
Net unrealized gain on derivatives	2,373	525
Defined benefit and retiree healthcare plans	(67)	—

Comprehensive net loss	$(79,981)	$(171,786)

6. Inventories

Inventories consist of the following:

	September 30, 2008	December 31, 2007
Finished goods	$64,140	$67,809
Work-in-process	22,769	21,126
Raw materials	63,521	66,807

Total	$150,430	$155,742

7. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill by segment:

	Sensors	Controls	Total
Balance—December 31, 2007	$1,164,869	$395,128	$1,559,997
Airpax Acquisition—Purchase Accounting Adjustments and Other	—	(4,594)	(4,594)

Balance—September 30, 2008	$1,164,869	$390,534	$1,555,403

As discussed in Note 4, goodwill attributed to the Airpax Acquisition reflects the Company’s allocation of the purchase price to the estimated fair values of certain assets acquired and the liabilities assumed. The purchase accounting adjustments above reflect changes in estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and property, plant and equipment. At September 30, 2008, the purchase accounting adjustments associated with the Airpax Acquisition have been finalized.

As a result of changes in the manner in which the Company manages its Power Controls operating segment, the Company reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors business reporting segment. This change has been reflected in the December 31, 2007 balances noted above.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Definite-lived intangible assets have been amortized on an accelerated (economic benefit) basis over their estimated lives. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of acquisition-related definite-lived intangible assets, excluding goodwill, that are subject to amortization:

		September 30, 2008			December 31, 2007
	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,810	$54,263	$214,547	$268,810	$35,463	$233,347
Customer relationships	10	1,027,610	266,779	760,831	1,027,460	176,364	851,096
Non-compete agreements	6	24,230	2,191	22,039	24,230	1,044	23,186
Tradename	10	920	177	743	920	46	874

	11	$1,321,570	$323,410	$998,160	$1,321,420	$212,917	$1,108,503

Amortization expense on definite-lived intangible assets for the three and nine months ended September 30, 2008 and September 30, 2007 was $37,236 and $110,493, and $33,344 and $96,239, respectively. Amortization of these acquisition-related definite-lived intangible assets is estimated to be $37,257 for the remainder of 2008, $153,582 in 2009, $145,896 in 2010, $134,164 in 2011 and $122,489 in 2012.

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

In addition, other intangible assets recognized on the unaudited condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $6,300 and $5,193 and net carrying amounts of $5,278 and $4,241 as of September 30, 2008 and December 31, 2007, respectively. The weighted average life for the capitalized software is 4 years. Amortization expense on capitalized software for the three and nine months ended September 30, 2008 and September 30, 2007 was $212, $425, $86 and $615, respectively.

The Company performs its annual impairment review of goodwill and indefinite-lived intangibles in the fourth quarter of its fiscal year or whenever indicators of potential impairment are present. As of September 30, 2008, management was not aware of any such impairment indicators. Should economic conditions or other factors negatively impact the Company’s businesses or its assessment of their fair values, the Company may be required to record impairment charges in connection with goodwill and/or indefinite-lived intangibles of some or all of the Company’s reporting units.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

8. Restructuring Costs

Restructuring programs consist of the FTAS Plan, the Airpax Plan and the 2008 Plan.

FTAS Plan

In December 2006, the Company acquired First Technology Automotive and Special Products (“FTAS”) from Honeywell International Inc. (“Honeywell”). In January 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. In accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), total costs incurred to date and expected to be incurred by the Company in connection with the FTAS Plan are $10,440 (sensors $5,093, controls $2,476, corporate $2,871). Restructuring liabilities related to these actions, which relate primarily to exit and related severance costs, affected 146 employees. The Company anticipates the actions described above associated with the FTAS Plan to be completed in 2008, and the remaining payments to be paid through 2014 due to contractual lease obligations.

The total cumulative amount incurred to date and expected to be incurred in connection with the FTAS Plan is $10,440 (severance costs $4,350, facility exit and other costs $6,090). The following table shows the rollforward of the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2007	$3,281	$4,601	$7,882
Payments	(2,387)	(1,254)	(3,641)
Charges	—	331	331

Balance at September 30, 2008	$894	$3,678	$4,572

Employees terminated as of September 30, 2008	136

The following table shows the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2007	$3,217	$2,476	$2,189	$7,882
Payments	(584)	(1,671)	(1,386)	(3,641)
Charges	331	—	—	331

Balance at September 30, 2008	$2,964	$805	$803	$4,572

During the three months ended September 30, 2007, the Company classified assets associated with its manufacturing facility in Grand Blanc, Michigan as held for sale. At December 31, 2007, the net carrying value of these assets was $1,634. During the three months ended March 31, 2008, the Company recognized an impairment loss of $684 in response to a decline in real estate values in the Grand Blanc, Michigan area during the quarter. This loss was recognized as a component of Currency translation gain/(loss) and other, net in the unaudited condensed consolidated statement of operations. The net carrying value of the asset at September 30, 2008 was $950. The assets are part of the sensors business reporting segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

During the three months ended September 30, 2008, the Company classified assets associated with its manufacturing facility in Standish, Maine as held for sale. At September 30, 2008 and December 31, 2007, the net carrying value of these assets were $1,440 and $1,518, respectively. The assets are part of the sensors business reporting segment.

Airpax Plan

In July 2007, STI acquired Airpax. In August 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico. In September 2007, the Company announced plans to terminate certain employees at the Cambridge, Maryland facility. In June 2008, the Company announced plans to close the Airpax facility in Shanghai, China. In accordance with EITF 95-3, total costs incurred to date and expected to be incurred by the Company in connection with the Airpax Plan are $7,195 (controls $5,672, corporate $1,523). Restructuring liabilities related to these actions which relate primarily to exit and related severance costs will affect 758 employees. The Company anticipates the actions described above associated with the Airpax Plan to be completed by 2009 and the remaining payments paid through 2010.

The following table shows the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2007	$8,942	$2,092	$11,034
Payments	(3,839)	(293)	(4,132)
Purchase accounting adjustments	(3,681)	(158)	(3,839)
Impact of changes in foreign currency exchange rates	(227)	(9)	(236)

Balance at September 30, 2008	$1,195	$1,632	$2,827

Employees terminated as of September 30, 2008	316

The following table shows the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance at December 31, 2007	$9,801	$1,233	$11,034
Payments	(2,836)	(1,296)	(4,132)
Purchase accounting adjustments	(4,129)	290	(3,839)
Impact of changes in foreign currency exchange rates	(236)	—	(236)

Balance at September 30, 2008	$2,600	$227	$2,827

During the three month ended September 30, 2008, the Company reversed a portion of its previously established restructuring reserves through goodwill because certain aspects of the Airpax Plan were not finalized prior to the one-year anniversary of the Airpax Acquisition.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

2008 Plan

During the quarter ended June 30, 2008, the Company announced plans to reduce the workforce in its U.S. and European operations and to move certain manufacturing operations from Hungary to other Sensata locations. As a result, the Company recognized a charge of $5,205 of which $4,754 relates to severance, $218 represents a pension enhancement provided to certain eligible employees under a voluntary retirement program (see Note 11 for further discussion) and $233 relates to other costs.

During the three months ended September 30, 2008, the Company recognized a charge of $2,156 of which $266 relates to severance, $1,082 represents a pension enhancement provided to certain eligible employees under a voluntary retirement program (see Note 11 for further discussion) and $808 relates to other costs. The total cost of these actions is expected to be approximately $9.5 million and affect 105 employees. The Company anticipates these actions to be completed during fiscal year 2009 and the remaining payments paid through 2014.

The following table shows the rollforward of the restructuring liabilities associated with the 2008 Plan, excluding the $1,300 charge for a pension enhancement:

	Severance	Other Costs	Total
Balance at December 31, 2007	$—	$—	$—
Payments	(3,525)	—	(3,525)
Charges	5,020	1,041	6,061
Impact of changes in foreign currency exchange rates	(90)	(32)	(122)

Balance at September 30, 2008	$1,405	$1,009	$2,414

Employees terminated as of September 30, 2008	73

The total amount of costs incurred to date in connection with these actions is $6,061 (sensors $1,559, controls $1,930, corporate $2,572). The following table shows the rollforward of the restructuring liabilities, excluding the $1,300 charge for a pension enhancement, by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2007	$—	$—	$—	$—
Payments	(504)	(855)	(2,166)	(3,525)
Charges	1,559	1,930	2,572	6,061
Impact of changes in foreign currency exchange rates	(32)	(90)	—	(122)

Balance at September 30, 2008	$1,023	$985	$406	$2,414

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The following tables show amounts associated with all of the Company’s restructuring programs, including the charge for a pension enhancement of $1,082 and $1,300 for the three and nine months ended September 30, 2008, respectively, described above and where in the unaudited condensed consolidated statement of operations these amounts were recognized:

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the three months ended September 30, 2008
Restructuring	$331	$—	$2,156	$2,487
Currency translation (gain)/loss and other, net	—	(445)	(122)	(567)

Total	$331	$(445)	$2,034	$1,920

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the nine months ended September 30, 2008
Restructuring	$331	$—	$7,361	$7,692
Currency translation (gain)/loss and other, net	—	(236)	(122)	(358)

Total	$331	$(236)	$7,239	$7,334

During the three months ended June 30, 2007, the Company implemented a voluntary early retirement plan (the “Plan”) at one of its subsidiaries. Under the terms of the Plan, certain employees could accept early retirement in exchange for special termination benefits, including severance and outplacement service. Twenty-one employees accepted the offer. In accordance with SFAS No. 88 (“SFAS 88”), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a liability and a loss totaling $1,375. No curtailment or settlement gain or loss was recognized as the Company’s retirement obligation was not significantly impacted as a result of the Plan.

During the three months ended September 30, 2007, the Company implemented a voluntary early retirement plan (the “Plan”) at one of its subsidiaries. Under the terms of the Plan, certain employees could accept early retirement in exchange for special termination benefits, primarily incremental severance payments above the normal statutory severance obligation. Twenty-three employees accepted the offer. In accordance with SFAS 88, the Company recognized a liability and a loss totaling $1,960.

9. Debt

On July 23, 2008, the Company issued Euro 141.0 million of senior subordinated notes (the “Notes”) with a coupon of 11.25% and a maturity date of January 15, 2014. The Notes are unsecured and are subordinated in right of payment to all the Company’s existing and future senior indebtedness and on par with its existing and future senior subordinated notes. The Company issued the Notes to refinance amounts outstanding under its existing senior subordinated term loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. The Notes were issued and the senior subordinated term loan was retired in a non-cash transaction.

During the three months ended September 30, 2008, the Company borrowed $25,000 under its revolving credit line.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

10. Income Taxes

The Company recorded tax provisions for the three and nine months ended September 30, 2008 and September 30, 2007 of $16,613, $52,225, $11,337 and $41,471, respectively. The Company’s tax provision for the three and nine months ended September 30, 2008 consists of current tax expense, which relates primarily to the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense, which relates primarily to amortization of tax deductible goodwill.

11. Pensions and Other Post Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans.

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended September 30, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$605	$85	$875
Interest cost	758	140	260
Expected return on plan assets	(625)	—	(222)
Amortization of net loss	25	—	—
Special termination benefits	1,082	—	—
Loss on settlement	—	—	—

Net periodic benefit cost	$1,845	$225	$913

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the nine months ended September 30, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,815	$255	$2,493
Interest cost	2,274	420	789
Expected return on plan assets	(1,875)	(80)	(677)
Amortization of net loss	75	—	—
Special termination benefits	1,300	—	2
Loss on settlement	—	—	190

Net periodic benefit cost	$3,589	$595	$2,797

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

During the three months ended June 30, 2008, the Company announced a voluntary retirement program for eligible STI employees in Attleboro, Massachusetts. In accordance with SFAS 88, the Company recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees (see Note 8 for further discussion) of $218 during the three months ended June 30, 2008 and $1,082 during the three months ended September 30, 2008. This event did not meet the criteria for a curtailment or settlement.

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended September 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$565	$85	$998
Interest cost	716	125	191
Expected return on plan assets	(600)	(85)	(305)

Net periodic benefit cost	$681	$125	$884

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the nine months ended September 30, 2007:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,695	$255	$2,613
Interest cost	2,148	375	515
Expected return on plan assets	(1,800)	(255)	(809)

Net periodic benefit cost	$2,043	$375	$2,319

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company contributed $4.9 million to the U.S. qualified defined benefit plan during the nine months ended September 30, 2008. No further payments are expected during fiscal year 2008. The Company does not expect to make any contributions to the non-qualified defined benefit plan during fiscal year 2008. Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $3.5 million to non-U.S. defined benefit plans during fiscal year 2008.

During the three months ended June 30, 2008, the Company amended the terms of the Sensata Technologies Welfare Benefit Trust agreement to allow for the assets held by the trust to be used for medical and dental costs of both active and retired employees. The Company received cash totaling $4.6 million from the trust to pay for active employee medical and dental costs. As a result of the withdrawal of cash from the trust, the Company increased the retiree healthcare benefit liability by $4.6 million.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

12. Accrued Expenses and Other Current Liabilities

Included as a component of Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets is accrued interest associated with the Company’s outstanding debt, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. At September 30, 2008 and December 31, 2007, accrued interest totaled $46,774 and $32,570, respectively.

13. Share-Based Payment Plans

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Stock Options

A summary of stock option activity for the nine months ended September 30, 2008 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2007	4,064,479	$7.05
Granted	76,668	11.38
Forfeited	(21,446)	7.30
Exercised	—	—

Balance September 30, 2008	4,119,701	$7.13	7.83	$17,504

Vested at September 30, 2008	1,336,772	$6.99	7.63	$5,868

Expected to vest at September 30, 2008 (1)	2,643,783	$7.13	7.83	$11,233

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance December 31, 2007	8,128,959	$7.05
Granted	153,332	11.38
Forfeited	(42,892)	7.30
Exercised	—	—

Balance September 30, 2008	8,239,399	$7.13	7.83	$35,008

Vested at September 30, 2008	—	—	—	—

Expected to vest at September 30, 2008 (1)	7,827,429	$7.13	7.83	$33,258

(1)	The expected to vest options are the result of applying the pre-vesting forfeiture rate assumption to total unvested outstanding options.

During the nine months ended September 30, 2008, 1,336,772 options vested and are exercisable at September 30, 2008. No options expired during the nine months ended September 30, 2008. As of September 30, 2008, there were 173,135 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

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

The weighted-average grant date fair value per share of the Tranche 1 options granted during the nine months ended September 30, 2008 and the three and nine-months ended September 30, 2007 was $3.55, $2.55 and $2.57, respectively. There were no grants made during the three months ended September 30, 2008.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended September 30, 2007	For the nine months ended
		September 30, 2008	September 30, 2007
Dividend Yield	0%	0%	0%
Expected Volatility	25.00%	25.00%	25.00%
Risk-free interest rate	4.09%	3.01%	4.55%
Expected term (years)	6.6	6.6	6.6
Forfeiture Rate	5.00%	5.00%	5.00%

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the nine months ended September 30, 2008 and September 30, 2007 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

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

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and nine months ended September 30, 2008 and September 30, 2007 of $501, $1,496, $467 and $1,325, respectively. As of September 30, 2008, there was $5,679 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 2.5 years. The Company did not recognize a tax benefit associated with these expenses during the three or nine months ended September 30, 2008 and September 30, 2007.

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

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended	For the nine months ended
	September 30, 2007	September 30, 2008	September 30, 2007
Dividend yield	0%	0%	0%
Expected volatility	25.00%	25.00%	25.00%
Risk-free interest rate	4.09%	3.01%	4.55%
Expected term (years)	6.6	6.6	6.6
Assumed time to liquidity event (years)	2 – 4	1.9	2.7 – 4.7
Probability initial public offering vs. disposition	70% / 30%	70% / 30%	70% / 30%
Forfeiture Rate	5.00%	5.00%	5.00%

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

The weighted-average grant date fair value per share of the Tranche 2 options granted during the nine months ended September 30, 2008 and the three and nine months ended September 30, 2007 was $1.93, $0.88 and $1.12, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the nine months ended September 30, 2008 and three and nine months ended September 30, 2007 was $1.24, $0.46 and $0.67, respectively. Management has concluded that satisfaction of the performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three or nine months ended September 30, 2008 and September 30, 2007. In accordance with SFAS No.123(R), Share-Based Payment, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieve the specified returns.

Restricted Securities

A summary of the restricted securities activity for the nine months ended September 30, 2008 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousand)
Non-vested balance December 31, 2007	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Non-vested balance September 30, 2008	52,118	$6.85	$593

Restrictions lapsed as of September 30, 2008	38,905	$6.85	$443

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $26, $77, $26 and $177, respectively, in connection with these restricted securities during the three and nine months ended September 30, 2008 and September 30, 2007. As of September 30, 2008, unrecognized compensation associated with the restricted securities was $65. The Company expects to recognize this expense over the next year.

14. Related Party Transactions

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee for each fiscal quarter of the Company equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the three and nine months ended September 30, 2008 and September 30, 2007, the Company recorded $1,000, $3,000, $1,000 and $3,000, respectively, within selling, general and administrative expense related to the Advisory Agreement. No amounts were paid or due under the Advisory agreement for the issuance of the senior subordinated notes described in Note 9.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. During the three months ended March 31, 2007, in connection with the SMaL Acquisition, the Company paid advisory fees of $114 to the Sponsors. During the three months ended September 30, 2007, in connection with the Airpax Acquisition, the Company paid advisory fees of $2,755 to the Sponsors, of which $1,653 was recorded in selling, general and administrative expense and $1,102 was recorded as part of the acquisition cost of Airpax.

Other Arrangements with the Investor Group and its Affiliates

During the three and nine months ended September 30, 2008 and September 30, 2007, the Company recorded $527, $1,027, $437 and $1,202, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the three and nine months ended September 30, 2008 and September 30, 2007, the Company made payments to this shareholder totaling $772, $1,859, $765 and $1,595, respectively.

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. All services under the Transition Services Agreement expired as of September 30, 2008. For the three and nine month ended September 30, 2008 and September 30, 2007, the Company recorded $10, $217, $260 and $10,145, respectively, within selling, general, and administrative expense related to these administrative arrangements. At September 30, 2008, services provided under the Transition Services Agreement are complete.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

15. Commitments and Contingencies

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

TI has been designated by the U.S. Environmental Protection Agency (“EPA”) as a Potentially Responsible Party (“PRP”) at a designated Superfund site in Norton, Massachusetts, regarding wastes from the Company’s Attleboro operations. The EPA has issued its Record of Decision, which describes a cleanup plan estimated to cost $43,000. The Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34,000. EPA expects a PRP group to undertake the remaining remediation, and has indicated that at least 14 PRPs will be requested to participate. During 2008, lawsuits were filed against TI alleging personal injuries suffered by individuals who were exposed to the site decades ago. TI is defending these lawsuits, which are in early stages. In accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. TI is defending these lawsuits, which are in early stages. No amounts have been accrued at September 30, 2008. These matters are managed and controlled by TI. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $15.2 million at September 30, 2008 for various litigation and claims, including the matters described below.

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

As of September 30, 2008, Sensata was party to 46 lawsuits, one of which involves wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. During the quarter, Sensata/TI settled a wrongful death case for amounts that do not have a material effect on the financial condition or results of operations of the Company. Subsequently, during October 2008, Sensata/TI reached agreement to settle the remaining wrongful death case for amounts that will not have a material effect on the financial condition or results of operations of the Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately 10 million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues, and expressed concern over the durability of the switch. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $1.1 million as of September 30, 2008. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

In September 2005, a significant customer filed a lawsuit against the Company alleging defects in certain of the Company’s products that are incorporated into certain of the customer’s refrigerators. The customer has agreed to dismiss the lawsuit without prejudice. The customer may refile its claim as the agreement continues to toll the statute of limitations until the earlier of (1) January 15, 2009 or (2) the ninety-first day following proper notice of termination by any party under an agreement. Discussions with the customer have taken place in the quarter ended September 30, 2008 and will continue through the remainder of the year. Although Sensata has paid the customer for certain costs associated with third party claims, external engineering costs, and service parts and may do so in the future, the Company believes that any such payments related to these costs would not have a material adverse effect on its financial condition. In connection with the alleged defect, the customer made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. In early September 2007, the customer informed the Company that the CPSC had closed the file on the matter and would not require any corrective action. In October 2008, the customer informed the Company that they will be updating the CPSC in November 2008 on recent field data.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The customer had estimated in March of 2006 that any possible corrective action would involve between 1.4 million and 3.5 million refrigerators. The outcome of this matter remains uncertain and any potential liability, although currently not estimable, could have a material adverse effect on our financial condition.

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

A significant automotive customer has alleged defects in certain of the Company’s products used in the customer’s systems installed in automobiles. During the three months ended March 31, 2008, the Company recognized a charge for this claim partially as a reduction to net revenue, and partially as an increase to cost of revenue. Although the Company contests the customer’s allegations, it believes its accrued estimate represents the most likely outcome of this matter. The Company and the customer are continuing to negotiate a potential settlement, but no such agreement was reached as of September 30, 2008. There can be no assurance the reserve will be sufficient to cover the extent of potential liability. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition. The Company believes that this quality claim is subject to the TI indemnity described above. This reserve is included in the disclosed litigation reserve balance of $15.2 million, noted above.

Italy’s Istituto Nazionale di Providenzia Sociale (“INPS”) issued a decision in September 2007 that Texas Instruments Italy, the predecessor to Sensata Technologies Italy, failed to make adequate social security payments for employees of TI Italy’s Avezanno wafer fabrication facility during the years 1995—1998 in the amount of Euro 5.7 million. TI has agreed to defend and indemnify the Company in this matter and has filed suit in Italian civil courts believing that it has meritorious defenses. Accordingly, the Company does not believe that a loss is probable. The deductible referenced above does not apply to this proceeding as this matter represents an excluded liability under the Company’s acquisition agreement with TI. The Company does not consider it probable that it will incur any non-reimbursable costs in this matter.

A large automotive customer, a European vehicle original equipment manufacturer group, has alleged defects in certain of the Company’s products installed in the customer’s vehicles. The customer maintains that it will incur Euro 8.1 million in expenses related to replacement of the Sensata products. The Company contests the customer’s allegations. Accordingly, the Company does not believe that a loss is probable.

16. Sale-Leaseback Transaction

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

17. Fair Value Measurements

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”) which allows companies to elect fair-value measurement when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The Company adopted SFAS 159 as of January 1, 2008 but chose not to elect the fair value measurement. This adoption had no impact on the Company’s operating results or its financial position.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall. The classification of the item in the unaudited condensed consolidated balance sheet is shown parenthetically.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance— September 30, 2008
Assets
Interest rate collars (other assets)	$—	$2,520	$—	$2,520

Total	—	$2,520	—	$2,520

Liabilities
Commodity forward contracts (accrued expense and other current liabilities)	—	$1,203	—	$1,203
Interest rate swap (other long-term liabilities)	$—	5,581	$—	5,581

Total	$—	$6,784	$—	$6,784

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2008.

18. Business Segment Data

The Company organizes its business into two reporting segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages the sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and all of the amortization expenses associated with assets recorded in connection with the Sensata, FTAS, SMaL Camera Technologies, Inc. and Airpax Acquisitions. These corporate costs are separately stated below and also include costs that are primarily related to corporate functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The sensors segment is a manufacturer of pressure, force and other sensor products used in subsystems of automobiles (e.g., engine, air conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems. As a result of changes in the manner in which the Company manages its recently acquired Power Controls operating segment, the Company reclassified the portion of the Power Controls operating segment involving thermal sensing and exhaust gas recirculation products to the sensors reporting segment. Amounts presented for the three and nine months ended September 30, 2007 have been reclassified.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The table below presents information about reported segments for the three months ended September 30, 2008 and 2007, respectively.

	For the three months ended
	September 30, 2008	September 30, 2007
Net revenue:
Sensors	$222,164	$220,583
Controls	139,643	136,844

Total net revenue	$361,807	$357,427

Segment operating income (as defined above):
Sensors	$53,685	$57,049
Controls	29,589	29,612

Total segment operating income	83,274	86,661
Corporate and other	12,589	23,902
Restructuring	2,487	1,960
Turn-around effect of step-up in inventory to fair value	—	2,296
Amortization of intangibles and capitalized software	37,448	33,430

Profit from operations	30,750	25,073
Interest expense, net	(48,995)	(49,152)
Currency translation gain/(loss) and other, net	107,393	(51,351)

Income (loss) before income taxes	$89,148	$(75,430)

The table below presents information about reported segments for the nine months ended September 30, 2008 and 2007, respectively.

	For the nine months ended
	September 30, 2008	September 30, 2007
Net revenue:
Sensors	$704,087	$652,802
Controls	452,878	378,193

Total net revenue	$1,156,965	$1,030,995

Segment operating income (as defined above):
Sensors	$164,038	$166,843
Controls	104,980	89,345

Total segment operating income	269,018	256,188
Corporate and other	57,848	69,958
Restructuring	7,692	3,335
Acquired in-process research and development	—	5,700
Turn-around effect of step-up in inventory to fair value	—	4,454
Amortization of intangibles and capitalized software	110,918	96,854

Profit from operations	92,560	75,887
Interest expense, net	(150,113)	(136,850)
Currency translation gain/(loss) and other, net	27,491	(69,877)

Loss before income taxes	$(30,062)	$(130,840)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. As described in Note 9, in July 2008 the Company issued senior subordinated notes subject to the same guarantees as described below. The Senior Notes and the outstanding Senior Subordinate Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly owned subsidiaries in the U.S., (with the exception of those subsidiaries acquired in the FTAS Acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100 percent owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, as described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of September 30, 2008 and December 31, 2007, the unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2008 and 2007 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2008 and 2007, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

Investments in subsidiaries are accounted for using the equity method for purposes of the condensed consolidating presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the Guarantor subsidiaries have not been provided as management believes the following information is sufficient, as the Guarantor subsidiaries are 100 percent owned by the parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of Sensata’s general creditors.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$68,267	$67,742	$14,420	$—	$150,429
Accounts receivable, net of allowances	365	187,696	16,416	—	204,477
Intercompany accounts receivable	634,944	657,897	103,945	(1,396,786)	—
Inventories	—	126,852	23,578	—	150,430
Deferred income tax assets	—	5,290	985	—	6,275
Prepaid expenses and other current assets	1,600	14,410	8,794	—	24,804
Assets held for sale	—	—	2,390	—	2,390

Total current assets	705,176	1,059,887	170,528	(1,396,786)	538,805
Property, plant and equipment, net	—	213,773	42,167	—	255,940
Goodwill	—	1,431,451	123,952	—	1,555,403
Other intangible assets, net	—	1,012,089	59,819	—	1,071,908
Investment in subsidiaries	765,211	85,430	—	(850,641)	—
Advances to subsidiaries	2,217,062	—	—	(2,217,062)	—
Other assets	60,766	8,227	15,852	—	84,845

Total assets	$3,748,215	$3,810,857	$412,318	$(4,464,489)	$3,506,901

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$40,214	$1,626	$28	$—	$41,868
Accounts payable	—	86,007	18,970	—	104,977
Accrued expenses and other current liabilities	52,710	72,379	32,095	—	157,184
Intercompany liabilities	669,493	656,833	70,460	(1,396,786)	—
Accrued profit sharing	—	1,333	584	—	1,917

Total current liabilities	762,417	818,178	122,137	(1,396,786)	305,946
Pension and post-retirement benefit obligations	—	34,241	1,061	—	35,302
Capital lease and other financing obligations, less current portion	—	41,301	53	—	41,354
Long-term intercompany liabilities	—	2,183,250	33,812	(2,217,062)	—
Long-term debt, less current portion	2,476,668	—	—	—	2,476,668
Other long-term liabilities	9,893	117,195	32,630	—	159,718
Commitments and contingencies

Total liabilities	3,248,978	3,194,165	189,693	(3,613,848)	3,018,988
Shareholder’s equity
Shareholder’s equity	499,237	616,692	222,625	(850,641)	487,913

Total liabilities and shareholder’s equity	$3,748,215	$3,810,857	$412,318	$(4,464,489)	$3,506,901

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,590	$32,441	$12,026	$—	$60,057
Accounts receivable, net of allowances	—	196,019	16,215	—	212,234
Intercompany accounts receivable	318,030	355,516	63,933	(737,479)	—
Inventories	—	133,564	22,178	—	155,742
Deferred income tax assets	—	5,800	1,066	—	6,866
Prepaid expenses and other current assets	1,687	18,519	2,669	—	22,875
Assets held for sale	—	—	3,152	—	3,152

Total current assets	335,307	741,859	121,239	(737,479)	460,926
Property, plant and equipment, net	—	222,049	44,806	—	266,855
Goodwill	—	1,445,598	114,399	—	1,559,997
Other intangible assets, net	—	1,115,324	65,890	—	1,181,214
Investment in subsidiaries	849,182	113,473	—	(962,655)	—
Advances to subsidiaries	2,235,635	—	—	(2,235,635)	—
Other assets	63,335	7,572	15,592	—	86,499

Total assets	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$15,361	$558	$—	$—	$15,919
Accounts payable	—	107,715	18,878	—	126,593
Accrued expenses and other current liabilities	24,690	78,233	25,552	—	128,475
Intercompany liabilities	339,348	356,162	41,969	(737,479)	—
Accrued profit sharing	—	7,708	744	—	8,452

Total current liabilities	379,399	550,376	87,143	(737,479)	279,439
Pension and post-retirement benefit obligations	—	31,549	366	—	31,915
Capital lease and other financing obligations, less current portion	—	29,887	95	—	29,982
Long-term intercompany liabilities	—	2,201,823	33,812	(2,235,635)	—
Long-term debt, less current portion	2,516,579	—	—	—	2,516,579
Other long-term liabilities	9,878	88,465	32,912	—	131,255
Commitments and contingencies

Total liabilities	2,905,856	2,902,100	154,328	(2,973,114)	2,989,170
Shareholder’s equity
Shareholder’s equity	577,603	743,775	207,598	(962,655)	566,321

Total liabilities and shareholder’s equity	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$341,346	$60,383	$(39,922)	$361,807
Operating costs and expenses:
Cost of revenue	—	234,077	50,279	(39,922)	244,434
Research and development	—	11,651	189	—	11,840
Selling, general and administrative	2,219	60,594	9,483	—	72,296
Restructuring	—	1,612	875	—	2,487

Total operating costs and expenses	2,219	307,934	60,826	(39,922)	331,057

(Loss)/profit from operations	(2,219)	33,412	(443)	—	30,750
Interest expense, net	(5,231)	(42,911)	(853)	—	(48,995)
Currency translation gain/(loss) and other, net	109,191	(8,417)	6,619	—	107,393

Income/(loss) before income taxes and equity in losses of subsidiaries	101,741	(17,916)	5,323	—	89,148
Equity in losses of subsidiaries	(12,593)	(2,102)	—	14,695	—
Provision for income taxes	16,613	19,467	2,489	(21,956)	16,613

Net income/(loss)	$72,535	$(39,485)	$2,834	$36,651	$72,535

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$340,798	$62,223	$(45,594)	$357,427
Operating costs and expenses:
Cost of revenue	—	235,740	50,867	(45,594)	241,013
Research and development	—	12,155	(369)	—	11,786
Selling, general and administrative	1,482	68,352	7,761	—	77,595
Restructuring	—	1,960	—	—	1,960

Total operating costs and expenses	1,482	318,207	58,259	(45,594)	332,354

(Loss)/profit from operations	(1,482)	22,591	3,964	—	25,073
Interest expense, net	(9,575)	(38,731)	(846)	—	(49,152)
Currency translation (loss)/gain and other, net	(54,312)	(479)	3,440	—	(51,351)

(Loss)/income before income taxes and equity in (losses) earnings of subsidiaries	(65,369)	(16,619)	6,558	—	(75,430)
Equity in (losses) earnings of subsidiaries	(9,894)	3,065	—	6,829	—
Provision for income taxes	11,337	9,861	1,210	(11,071)	11,337

Net (loss)/income	$(86,600)	$(23,415)	$5,348	$17,900	$(86,767)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,097,561	$193,739	$(134,335)	$1,156,965
Operating costs and expenses:
Cost of revenue	—	756,254	162,042	(134,335)	783,961
Research and development	—	37,585	(22)	—	37,563
Selling, general and administrative	6,066	200,136	28,987	—	235,189
Restructuring	—	5,612	2,080	—	7,692

Total operating costs and expenses	6,066	999,587	193,087	(134,335)	1,064,405

(Loss)/profit from operations	(6,066)	97,974	652	—	92,560
Interest expense, net	(18,893)	(128,824)	(2,396)	—	(150,113)
Currency translation gain/(loss) and other, net	26,319	(15,463)	16,635	—	27,491

Income/(loss) before income taxes and equity in losses of subsidiaries	1,360	(46,313)	14,891	—	(30,062)
Equity in losses of subsidiaries	(31,422)	(3,624)	—	35,046	—
Provision for income taxes	52,225	48,175	7,058	(55,233)	52,225

Net (loss)/income	$(82,287)	$(98,112)	$7,833	$90,279	$(82,287)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$967,715	$156,205	$(92,925)	$1,030,995
Operating costs and expenses:
Cost of revenue	—	658,813	129,377	(92,925)	695,265
Research and development	—	31,376	467	—	31,843
Acquired in-process research and development	—	5,700	—	—	5,700
Selling, general and administrative	4,365	192,470	22,130	—	218,965
Restructuring	—	3,335	—	—	3,335

Total operating costs and expenses	4,365	891,694	151,974	(92,925)	955,108

(Loss)/profit from operations	(4,365)	76,021	4,231	—	75,887
Interest expense, net	(17,845)	(115,712)	(3,293)	—	(136,850)
Currency translation (loss)/gain and other, net	(73,995)	(5,875)	9,993	—	(69,877)

(Loss)/income before income taxes and equity in losses (earnings) of subsidiaries	(96,205)	(45,566)	10,931	—	(130,840)
Equity in (losses) earnings of subsidiaries	(34,635)	3,657	—	30,978	—
Provision for income taxes	41,471	35,659	4,291	(39,950)	41,471

Net (loss)/income	$(172,311)	$(77,568)	$6,640	$70,928	$(172,311)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$68,400	$23,065	$6,879	$—	$98,344
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(25,523)	(4,771)	—	(30,294)
Proceeds from sale of assets	—	2,002	286	—	2,288
Acquisition of Airpax business	—	175	—	—	175
Dividends received by Issuer	1,185	—	—	(1,185)	—

Net cash provided by (used in) investing activities	1,185	(23,346)	(4,485)	(1,185)	(27,831)
Cash flows from financing activities:
Proceeds from financing obligations	—	12,597	—	—	12,597
Proceeds from revolving credit facility	—	25,000	—	—	25,000
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(4,572)	—	—	—	(4,572)
Payments of debt issuance costs	(5,211)	—	—	—	(5,211)
Payments on capitalized lease and other financing obligations	—	(830)	—	—	(830)
Dividends paid to Issuer	—	(1,185)	—	1,185	—

Net cash (used in) provided by financing activities	(16,908)	35,582	—	1,185	19,859

Net change in cash and cash equivalents	52,677	35,301	2,394	—	90,372
Cash and cash equivalents, beginning of period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of period	$68,267	$67,742	$14,420	$—	$150,429

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$59,068	$69,419	$3,335	$—	$131,822
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(44,434)	(7,657)	—	(52,091)
Acquisition of SMaL business	—	(11,982)	—	—	(11,982)
Acquisition of FTAS business	—	—	419	—	419
Acquisition of Airpax business, net of cash received	—	(278,583)	—	—	(278,583)
Dividend received by Issuer	3,284	—	—	(3,284)	—

Net cash used in investing activities	3,284	(334,999)	(7,238)	(3,284)	(342,237)
Cash flows from financing activities:
Proceeds from issuance of Euro term loan facility	195,010	—	—	—	195,010
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(4,083)	—	—	—	(4,083)
Payments on capitalized lease and other financing obligations	—	(337)	—	—	(337)
Payment of debt issuance costs	(3,758)	—	—	—	(3,758)
(Repayment of intercompany loans) Proceeds from subsidiaries	(214,121)	214,121	—	—	—
Proceeds from intercompany investment in subsidiary	(47,823)	46,227	1,596	—	—
Dividends paid to Issuer	—	(3,284)	—	3,284	—

Net cash (used in) provided by financing activities	(81,900)	256,727	1,596	3,284	179,707

Net change in cash and cash equivalents	(19,548)	(8,853)	(2,307)	—	(30,708)
Cash and cash equivalents, beginning of period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$20,832	$25,107	$8,106	$—	$54,045

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	For the three months ended
	September 30, 2008		September 30, 2007
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$222.2	61.4%	$220.6	61.7%
Controls	139.6	38.6	136.8	38.3

Net revenue	361.8	100.0%	357.4	100.0%
Operating costs and expenses:
Cost of revenue	244.4	67.6	241.0	67.4
Research and development	11.8	3.3	11.8	3.3
Selling, general and administrative	72.3	20.0	77.6	21.7
Restructuring	2.5	0.7	2.0	0.5

Total operating costs and expenses	331.1	91.5	332.4	93.0

Profit from operations	30.8	8.5	25.1	7.0
Interest expense, net	(49.0)	(13.5)	(49.2)	(13.8)
Currency translation gain/(loss) and other, net	107.4	29.7	(51.4)	(14.4)

Income (loss) before taxes	89.1	24.6	(75.4)	(21.1)
Provision for income taxes	16.6	4.6	11.3	3.2

Net income (loss)	$72.5	20.0%	$(86.8)	(24.3)%

	For the nine months ended
	September 30, 2008		September 30, 2007
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$704.1	60.9%	$652.8	63.3%
Controls	452.9	39.1	378.2	36.7

Net revenue	1,157.0	100.0%	1,031.0	100.0%
Operating costs and expenses:
Cost of revenue	784.0	67.8	695.3	67.4
Research and development	37.6	3.2	31.8	3.1
Acquired in-process research and development	—	—	5.7	0.6
Selling, general and administrative	235.2	20.3	219.0	21.2
Restructuring	7.7	0.7	3.3	0.3

Total operating costs and expenses	1,064.4	92.0	955.1	92.6

Profit from operations	92.6	8.0	75.9	7.4
Interest expense, net	(150.1)	(13.0)	(136.9)	(13.3)
Currency translation gain (loss) and other, net	27.5	2.4	(69.9)	(6.8)

Loss before taxes	(30.1)	(2.6)	(130.8)	(12.7)
Provision for income taxes	52.2	4.5	41.5	4.0

Net loss	$(82.3)	(7.1)%	$(172.3)	(16.7)%

Three Months Ended September 30, 2008 Compared to the Three Month Ended September 30, 2007

Net revenue. Net revenue for the three months ended September 30, 2008 increased $4.4 million, or 1.2%, to $361.8 million from $357.4 million for the three months ended September 30, 2007. Net revenue increased 2.8% due to the acquisition of Airpax Holdings Inc. (“Power Controls”) and 1.5% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a reduction in volume, primarily in the controls business, and pricing. Net revenue excluding Airpax would have decreased $5.6 million, or 1.6%.

Sensors business segment net revenue for the three months ended September 30, 2008 increased $1.6 million, or 0.7%, to $222.2 million from $220.6 million for the three months ended September 30, 2007. Sensors net revenue increased 1.5% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, 1.0% due to an increase in unit volume and 0.5% due to the acquisition of Power Controls. As a result of changes in the manner in which we manage the Power Controls operating segment, we reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products to include them in the sensors business reporting segment. Amounts reported for the three months ended September 30, 2007 were reclassified as Power Controls was acquired in July 2007, our third quarter. The increase in net revenue was partially offset by a reduction in pricing. The reduction in pricing is primarily due to pricing incentives under long-term contracts with customers. Sensors net revenue increased in Europe and Asia Pacific. Sensors net revenue decreased in the Americas, primarily due to the decline in the U.S. economy and the U.S. automotive end-market.

Controls business segment net revenue for the three months ended September 30, 2008 increased by $2.8 million, or 2.0%, to $139.6 million from $136.8 million for the three months ended September 30, 2007. Controls net revenue increased 6.4% due to the acquisition of Power Controls and 2.0% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate and pricing. The increase in net revenue was offset by a decline in volume. Unit volume decreased 6.4% due to overall softness in certain of the controls business segment’s end-markets, primarily the U.S. housing market.

Cost of revenue. Cost of revenue for the three months ended September 30, 2008 and 2007 was $244.4 million and $241.0 million, respectively. Cost of revenue as a percentage of net revenue for the three months ended September 30, 2008 and 2007 was 67.6% and 67.4%, respectively. Cost of revenue and cost of revenue as a percentage of net revenue increased slightly due to the timing of the anniversary of the acquisition of Power Controls during the quarter.

Research and development expense. Research and development (“R&D”) expense for the three months ended September 30, 2008 and 2007 was $11.8 million and $11.8 million, respectively. R&D expense as a percentage of net revenue for the three months ended September 30, 2008 and 2007 was 3.3% and 3.3%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2008 and 2007 was $72.3 million and $77.6 million, respectively. Selling, general and administrative expense as a percentage of net revenue for the three months ended September 30, 2008 and 2007 was 20.0% and 21.7%, respectively. Selling, general and administrative expense decreased due to a charge of $4.2 million for an allowance associated with the Company’s receivables incurred during the three months ended September 30, 2007 which did not re-occur during the current period and lower payroll related costs incurred partially in response to the Company’s restructuring programs described below. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended September 30, 2008 and 2007 was $37.4 million and $33.4 million, respectively. Amortization expense increased slightly due to the timing of the acquisition of Power Controls. Selling, general and administrative expense as a percentage of net revenue decreased due to growth in net revenue and a decrease in selling, general and administrative expense.

Restructuring. Restructuring for the three months ended September 30, 2008 and 2007 was $2.5 million and $2.0 million, respectively. During the quarter ended June 30, 2008, the Company announced plans to reduce the workforce in its U.S. and European operations and to move certain manufacturing operations from Hungary to other Sensata locations. Related to this announcement, during the quarter ended September 30, 2008, the Company recognized a charge of $2.2 million, primarily related to severance costs, of which $1.1 million represents a pension enhancement provided to certain eligible employees under a voluntary retirement program. The Company expects the cost of these restructuring activities when complete to total approximately $9.5 million. In addition, during the three months ended September 30, 2008, the Company incurred a charge of $0.3 million associated with certain facility exit costs related to the FTAS Plan.

During the three months ended September 30, 2008, we revised our estimates of certain restructuring liabilities associated with the Airpax Plan. These revisions resulted in a reduction to other long-term liabilities and an increase in goodwill of $3.4 million. The Company is currently evaluating further restructuring activities. Further charges, if any, would be recorded in the consolidated statement of operations.

During the quarter ended September 30, 2007, the Company implemented a voluntary early retirement plan at one of its subsidiaries that resulted in a charge of 2.0 million.

Interest expense, net. Interest expense, net for the three months ended September 30, 2008 and 2007 was $49.0 million and $49.2 million, respectively. Interest expense, net, for the three months ended September 30, 2008 consists primarily of interest expense of $44.3 million on our outstanding debt, amortization of the deferred financing costs of $2.4 million, $1.3 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations. Interest expense, net, for the three months ended September 30, 2007 consists primarily of interest expense of $45.4 million on our outstanding debt, amortization of the deferred financing costs of $2.7 million and $0.7 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense associated with our outstanding debt is attributed to a reduction in the total outstanding balance due to principal payments made since September 30, 2007 and a reduction in the LIBOR interest rate on our U.S. dollar term loan.

Currency translation gain/(loss) and other, net. Currency translation gain/(loss) and other, net for the three months ended September 30, 2008 and 2007 was $107.4 million and $(51.4) million, respectively. Currency translation gain/(loss) and other, net for the three months ended September 30, 2008 consists primarily of the currency gains resulting from the re-measurement of our foreign currency denominated debt which totaled $113.1 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled ($3.9) million, and a net loss of ($1.8) million associated with our commodity forward contracts. Currency translation gain/(loss) and other, net, for the three months ended September 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt which totaled $(56.2) million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $4.5 million and a net gain of $0.2 million associated with our commodity forward contracts.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2008 and September 30, 2007 totaled $16.6 million and $11.3 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill.

Nine Months Ended September 30, 2008 Compared to the Nine Month Ended September 30, 2007

Net revenue. Net revenue for the nine months ended September 30, 2008 increased $126.0 million, or 12.2%, to $1,157.0 million from $1,031.0 million for the nine months ended September 30, 2007. Net revenue increased 8.9% due to the acquisition of Power Controls, 2.7% due to an increase in unit volume, primarily in the sensors business, and 2.8% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a reduction in pricing. Net revenue excluding Power Controls would have increased $34.5 million, or 3.3%.

Sensors business segment net revenue for the nine months ended September 30, 2008 increased $51.3 million, or 7.9%, to $704.1 million from $652.8 million for the nine months ended September 30, 2007.

Sensors net revenue increased 6.6% due to an increase in unit volumes, 3.2% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate and 1.4% due to the acquisition of Power Controls. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors in addition to growth in new product offerings. The increase in net revenue was partially offset by other items including a reduction in pricing and a charge associated with a potential settlement with a customer. During the three months ended March 31, 2008, the Company recognized a charge, a portion of which was recorded as a reduction to net revenues and the balance was recorded in cost of revenue, for the potential settlement of a claim made by a significant automotive customer. The customer alleged defects in certain of our products used in the customer’s systems which are installed in automobiles. Although we contest the customer’s allegations, we believe our estimate represents the most likely outcome of this matter. The reduction in pricing is primarily due to pricing incentives under long-term contracts with customers. Sensors net revenue increased in Europe and Asia Pacific. Sensors net revenue decreased in the Americas, primarily due to the decline in the U.S. economy.

Controls business segment net revenue for the nine months ended September 30, 2008 increased by $74.7 million, or 19.7%, to $452.9 million from $378.2 million for the nine months ended September 30, 2007. Controls net revenue increased 21.8% due to the acquisition of Power Controls and 2.0% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by other items including a reduction in pricing and a decline in volume. The decline in unit volumes was due to overall softness in certain of the controls business segment’s end-markets, primarily the U.S. housing market. The decline in pricing was most noticeable in the Interconnection business which sells products into the semi-conductor end-market.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2008 and 2007 was $784.0 million and $695.3 million, respectively. Cost of revenue as a percentage of net revenue for the nine months ended September 30, 2008 and 2007 was 67.8% and 67.4%, respectively. Cost of revenue increased due primarily to the acquisition of Power Controls, the increase in unit volumes in the sensors business segment, the charge for the customer claim described above and unfavorable foreign currency rates. Cost of revenue for the nine months ended September 30, 2007 included the turn-around effect of the step-up in fair value of inventory of $4.5 million. There were no similar amounts recorded during the nine months ended September 30, 2008. Cost of revenue as a percentage of net revenue increased due primarily to the addition of the Power Controls business (which has a higher cost of revenue as a percentage of net revenue), the charge for the customer claim described above, and the reduction in pricing, partially offset by the leverage effect of higher sales on a fixed manufacturing cost base and the absence of any charges for the turn-around effect of the step-up in fair value of inventory.

Research and development expense. R&D expense for the nine months ended September 30, 2008 and 2007 was $37.6 million and $31.8 million, respectively. R&D expense as a percentage of net revenue for the nine months ended September 30, 2008 and 2007 was 3.2% and 3.1%, respectively. R&D expense and R&D expense as a percentage of net revenue increased due primarily to our continued focus on development activities to accelerate long-term revenue growth.

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

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2008 and 2007 was $235.2 million and $219.0 million, respectively. Selling, general and administrative expense as a percentage of net revenue for the nine months ended September 30, 2008 and 2007 was 20.3% and 21.2%, respectively. Selling, general and administrative expense increased due primarily to higher amortization expense on definite-lived intangible assets incurred in part due to the acquisition of Power controls. Amortization expense associated with definite-lived intangible assets and capitalized software for the nine months ended September 30, 2008 and 2007 was $110.9 million and $96.9 million, respectively. Selling, general and administrative expense as a percentage of net revenue decreased due to growth in net revenue exceeding the growth in selling, general and administrative expense.

Restructuring. Restructuring for the nine months ended September 30, 2008 and 2007 was $7.7 million and $3.3 million, respectively. The increase in restructuring was due to the same reasons as described above. For the nine months ended September 30, 2008, the Company recognized charges of $7.4 million, primarily related to severance costs, of which $1.3 million represents a pension enhancement provided to certain eligible employees under a voluntary retirement program.

For the nine months ended September 30, 2007, the Company incurred charges of $3.3 million associated with voluntary early retirement plans announced at certain of its subsidiaries.

Interest expense, net. Interest expense, net for the nine months ended September 30, 2008 and 2007 was $150.1 million and $136.9 million, respectively. Interest expense, net, for the nine months ended September 30, 2008 consists primarily of interest expense of $134.6 million on our outstanding debt, amortization of the deferred financing costs of $8.2 million, $4.0 million of interest associated with our outstanding derivative instruments, and $2.4 million of interest associated with our capital lease and other financing obligations. Interest expense, net, for the nine months ended September 30, 2007 consists primarily of interest expense of $127.3 million on our outstanding debt, amortization of the deferred financing costs of $6.6 million and $2.1 million of interest associated with our capital lease and other financing obligations. The increase in interest expense associated with our outstanding debt is attributed to the additional debt utilized to finance the acquisition of Power Controls in July 2007 offset by a reduction in the total outstanding balance due to principal payments made since September 30, 2008 and a reduction in the LIBOR interest rate on our U.S. dollars term loan.

Currency translation gain (loss) and other, net. Currency translation gain (loss) and other, net for the nine months ended September 30, 2008 and 2007 was $27.5 million and ($69.9) million, respectively. Currency translation gain (loss) and other, net for the nine months ended September 30, 2008 consists primarily of the currency gain resulting from the re-measurement of our foreign currency denominated debt, which totaled $29.2 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $(1.7) million, losses of $0.2 million associated with our commodity forward contracts, and a $0.7 million impairment loss associated with one of our manufacturing facilities classified as held for sale. Currency translation gain (loss) and other, net, for the nine months ended September 30, 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $(76.0) million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $5.5 million and losses of $(0.4) million associated with our commodity forward contracts.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2008 and 2007 totaled $52.2 million and $41.5 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the nine months ended September 30, 2008 and September 30, 2007:

	For the nine months ended
(Amounts in millions)	September 30, 2008	September 30, 2007
Net cash provided by (used in):
Operating activities:
Net loss adjusted for non-cash items	$83.4	$84.9
Changes in operating assets and liabilities	14.9	46.9

Operating activities	98.3	131.8
Investing activities	(27.8)	(342.2)
Financing activities	19.9	179.7

Net change	$90.4	$(30.7)

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2008 totaled $98.3 million compared to $131.8 million for the nine months ended September 30, 2007. Changes in operating assets and liabilities for the nine months ended September 30, 2008 and 2007 totaled $14.9 million and $46.9 million, respectively. The most significant components to the change in operating assets and liabilities of $14.9 million was the decrease in accounts receivable of $7.8 million, which is due to seasonality in the business, a decrease in inventories of $4.6 million and an increase in income taxes payable of $7.6 million. The increases in these items were partially offset by a decrease in accounts payable and accrued expenses of $5.7 million. The most significant component to the change in operating assets and liabilities of $46.9 million for the nine months ended September 30, 2007 was the increase in accounts payable and accrued expenses of $62.2 million, partially offset by the increase in accounts receivable of $15.3 million and inventory of $12.3 million. The increase in accounts payable and accrued expenses of $62.2 million was due to improvement surrounding the management of cash disbursements and an increase in accrued interest expense.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2008 totaled $27.8 million compared to $342.2 million for the nine months ended September 30, 2007. Net cash used in investing activities during the nine months ended September 30, 2008 consisted primarily of capital expenditures partially offset by proceeds from the sale of assets. Capital expenditures during the nine months ended September 30, 2008 totaled $30.3 million. Cash received from the sale of assets totaled $2.3 million. Net cash used in investing activities during the nine months ended September 30, 2007 consisted primarily of capital expenditures and the acquisitions of SMaL and Airpax. Capital expenditures during the nine months ended September 30, 2007 totaled $52.1 million and included routine expenditures in addition to the expenditures associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysian Sdn Bhd). During the quarter ended March 31, 2007, STI acquired SMaL for total consideration, including transaction fees and expenses, of $12.0 million. During the quarter ended September 30, 2007, STI acquired Airpax for total consideration of $278.6 million, net of cash received. In 2008, we anticipate spending approximately $35.0 to $40.0 million on capital expenditures.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2008 totaled $19.9 million compared to net cash provided by financing activities of $179.7 million for the nine months ended September 30, 2007. Net cash provided by financing activities during the nine months ended September 30, 2008 consisted primarily of $25.0 million of borrowings under the revolving credit facility, proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million, partially offset by principal payments totaling $11.7 million on our U.S. dollar term loan and Euro term loan facilities and debt issuance costs of $5.2 million.

Net cash provided by financing activities during the nine months ended September 30, 2007 consisted primarily of proceeds of $195.0 million from the issuance of a senior subordinated term loan agreement entered into to finance the acquisition of Airpax. In addition, during the nine months ended September 30, 2007, we made principal payments totaling $11.2 million on our U.S. dollar term loan and Euro term loan facilities and payments for debt issuance of $3.8 million.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of September 30, 2008, we had $2,559.9 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of September 30, 2008, after adjusting for letters of credit with an aggregate value of $6.1 million and $25.0 million in borrowings against the revolving credit facility, we had $118.9 million of borrowing capacity available under the revolving credit facility. The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, to finance the acquisition of First Technology Automotive and Special Products, we borrowed Euro 73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity of this incremental facility to $154.6 million.

A summary of our indebtedness is as follows:

(Dollars in thousands)	Weighted- Average Interest Rate	Outstanding balance as of September 30, 2008
Senior secured term loan facility (denominated in U.S. dollars)	4.99%	$928,625
Senior secured term loan facility (Euro 389.4 million)	6.70%	559,077
Revolving credit facility	6.00%	25,000
Senior Notes (denominated in U.S. dollars)	8.00%	450,000
Senior Subordinated Notes (Euro 245.0 million)	9.00%	351,746
Senior Subordinated Notes (Euro 141.0 million)	11.25%	202,434
Less: current portion of long-term debt and revolver		(40,214)

Long term debt less current portion		$2,476,668

Capital lease and other financing obligations	8.51%	$43,008
Less: current portion		(1,654)

Long-term portion of capital lease and other financing obligations		$41,354

On July 23, 2008, we issued Euro 141.0 million of senior subordinated notes (the “Notes”) with a coupon of 11.25% and a maturity date of January 15, 2014. The Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future senior subordinated notes. Proceeds from the issuance of the Notes were used to refinance amounts outstanding under the existing senior subordinated term loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax.

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

The fair value of our interest rate swap and interest rate collars at September 30, 2008 was $(5.6) million and $2.5 million, respectively and at December 31, 2007 was $(7.8) million and $2.3 million, respectively. The change in the fair values is primarily due to changes in the LIBOR-rate and EURIBOR-rate yield curves during the period.

Our public debt instruments and documents for our private funding transactions contain, among other provisions, certain covenants and default provisions. At September 30, 2008, we were in compliance with all of these covenants and default provisions. For information on our indebtedness and related covenants and default provisions, see Note 10 in our Annual Report on Form 10-K for the year ended December 31, 2007.

We believe we have adequate sources of liquidity, including but not limited to, cash on hand, anticipated cash flows from operations and amounts available under the Senior Secured Credit Facility, to fund debt service requirements, capital expenditures and working capital requirements for the foreseeable future. Our ability to continue to fund these items and continue to reduce debt may be affected by general economic, financial, competitive, legislative and regulatory factors, and the cost of litigation claims, among other things. We may be limited in our ability to drawn on available credit based upon the viability of those institutions from whom it is extended.

We perform our annual impairment review of goodwill and indefinite-lived intangibles in the fourth quarter of our fiscal year or whenever indicators of potential impairment are present. As of September 30, 2008, management was not aware of any such impairment indicators. Should economic conditions or other factors negatively impact our businesses or our assessment of their fair values, we may be required to record impairment charges in connection with goodwill and/or indefinite-lived intangibles of some or all of our reporting units.

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

The information presented below updates, and should be read in conjunction with the information disclosed in our Form 10-K for the fiscal year ended December 31, 2007.

As of September 30, 2008, Sensata was party to 46 lawsuits, one of which involves wrongful death actions, in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. During the quarter, Sensata/TI settled a wrongful death case for amounts that do not have a material effect on the financial condition or results of operations of the Company. Subsequently, during the first week of October, Sensata/TI reached agreement to settle the remaining wrongful death case for amounts that do not have a material effect on the financial condition or results of operations of the Company.

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

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on October 31, 2008.

SIGNATURE	TITLE	DATE

/s/ Thomas Wroe Thomas Wroe	Principal Executive Officer	October 31, 2008

/s/ Jeffrey Cote Jeffrey Cote	Principal Financial and Accounting Officer	October 31, 2008

/s/ Amaco Management Services B.V. Amaco Management Services B.V.	Director	October 31, 2008

/s/ Geert Braaksma Geert Braaksma	Director	October 31, 2008