Form 10-K
period 2008-12-31
Sensata Technologies B.V.
filed 2009-02-17
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of February 1, 2009, 180 shares of common stock were outstanding.

PART I

ITEM 1.	BUSINESS

Introduction

In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report under the headings “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Item 1A. Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov. Additional information about us is available at our principal Internet address, www.sensata.com.

History

The reporting company is Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”), a private company with limited liability incorporated under the laws of the Netherlands. Sensata is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct wholly-owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and Parent is a direct wholly-owned subsidiary of Sensata Investment Company S.C.A. Parent and Sensata are companies established by funds associated with Bain Capital Partners, LLC (“Bain” or “Bain Capital”) to facilitate the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”).

Unless the context otherwise indicates, as used in this report, the terms “we,” “us,” “our,” the “Company” and similar terms mean (a) the S&C business for periods prior to April 27, 2006 and (b) Sensata and its consolidated subsidiaries for periods on and after April 27, 2006.

On April 27, 2006, investment funds associated with Bain and Unitas Capital (formerly known as CCMP Capital Asia Ltd.) (collectively referred to on a combined basis as the “Sponsors”) completed the acquisition of S&C for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “Acquisition” or “Sensata Acquisition”) pursuant to an Asset and Stock Purchase Agreement (“Purchase Agreement”) dated as of January 8, 2006. We refer to the Acquisition, together with related transactions entered into to finance the cash consideration for the Acquisition and to pay related transaction fees and expenses, as the “Transaction.” As a result of the Transaction, the Sponsors indirectly own 99% of the issued and outstanding ordinary shares of Sensata.

Sensata was incorporated in the Netherlands in 2005 and currently conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in Brazil, China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been previously engaged in the sensing and control business. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

The “Successor period ended December 31, 2006” refers to the period from April 27, 2006 to December 31, 2006 and the “Predecessor period ended April 26, 2006” refers to the period from January 1, 2006 to April 26, 2006.

Overview

Sensata is a global designer and manufacturer of sensors and controls and has manufacturing operations in the Americas and Asia. We design, manufacture and market a wide range of customized, highly-engineered sensors and controls. We operate as two global business units: sensors and controls, based on differences in products included in each segment. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete and that we have developed our strong market position due to our technological expertise, long-standing customer relationships, broad product portfolio and competitive cost structure.

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

Our controls business is a leading manufacturer of a variety of engineered controls used in the industrial, aerospace, military, commercial and residential markets. Our controls products include motor and compressor protectors, circuit breakers, precision switches and thermostats, power-inverters and semiconductor burn-in test sockets (“BITS”). We market our controls products primarily under the Klixon®, Airpax® and Dimensions® brands. Our acquisition of the Airpax Holdings, Inc. (“Airpax” or “Airpax Acquisition”) business from William Blair Capital Partners VIII QP, L.P. (“William Blair”) in July 2007 further strengthened our customer positions in electrical protection and secured our position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets.

We are a global business with a diverse revenue mix. We have significant operations around the world, and we generated approximately 53% of our net revenue for fiscal year 2008 outside the Americas. In addition, our largest customer accounted for approximately 7% of our net revenue for fiscal year 2008, and our ten largest customers contributed a total of 40% of our net revenues during this period. Our fiscal year 2008 net revenues were derived from the following end-markets: 17% from North American automotive, 34% from automotive outside of North America, 14% from appliances and heating, ventilation and air-conditioning (“HVAC”), 14% from industrial, 7% from heavy vehicle / off-road (“HVOR”) and 14% from other end-markets. Within many of our end-markets, we are a significant supplier to most or all major original equipment manufacturers, or “OEMs,” reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths

Leading Market Positions and Established Customer Relationships. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. We are also the primary supplier of sensors and controls products to most of our customers, and in many cases the sole supplier of one or more products. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, and competitive cost structure. Our established customer relationships span multiple levels of the organization from executives to engineers. The long development lead times and embedded nature of our products provide for close collaboration with customers throughout the design and development phase of the customers’ products. This history of performance and collaboration has enhanced the value of the Klixon®, Airpax® and Dimensions® brands in our controls business and helped create additional revenue opportunities with customers looking for internationally branded products.

Leadership Position in Growing Applications. We have pursued a strategy of selectively choosing attractive applications and geographies in which to apply our technology platforms and market our products. As a result, many of the markets in which we operate have experienced significant growth and continue to offer us significant opportunities. We believe increased regulation of safety and emissions, a growing emphasis on energy efficiency and consumer demand for new features have led to sensor growth rates that have exceeded fundamental growth in many of the related end-markets. In the HVAC and appliance end-markets, consumer demand in more mature markets is supplemented by growth in Asia, driven by a combination of increased use of offshore manufacturing by major OEMs and the expansion of local markets.

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

Global Business with Diverse Revenue Mix. We believe that our broad product portfolio and global reach reduces our dependence on any particular market or customer. Revenue generated outside the Americas accounted for 53% of total net revenue for fiscal year 2008. We also serve a diverse mix of customers in the automotive, HVAC and appliances, industrial, aerospace, defense, and other end-markets. Our products are ultimately used by substantially all global automotive OEMs, providing us with a balanced customer portfolio and protecting us against shifts in market share between different OEMs. Our sensor products are used across most automotive platform types, including sedans, SUVs and light trucks, and we are not materially impacted by changes in consumer demand for different platform types. We did not rely on any single customer for more than 7% of total revenues for the fiscal year 2008, and our ten largest customers contributed a total of 40% of our net revenues during this period. We believe that this diversified revenue mix reduces our exposure to industry and customer specific demand fluctuations.

Competitive Cost Manufacturer with Global Asset Base. We believe that our global scale and leading market position provide us with a cost advantage over many of our competitors, and this scale, combined with our cost-focused approach, has created what we believe is one of the lowest cost positions in the industry. We have achieved our current cost position through a continuous process of migration to best-cost manufacturing locations, transformation of our supply chain to best-cost sourcing, and ongoing productivity-enhancing initiatives. Over the past ten years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the U.S., Australia, Canada, Italy and the Netherlands to lower-cost countries including China, Mexico and Malaysia, and we also added a manufacturing facility in the Dominican Republic as a result of our acquisition of FTAS. We continue to increase our use of local suppliers based in these new locations. The employment of manufacturing best practices and process controls has yielded consistent productivity gains since 2003. We also believe that our strategy of leveraging our technology platforms across multiple applications, supported by over 500 patents and strong application engineering, enables us to achieve significant economies of scale and to improve our products’ performance and reliability at a low-cost relative to our competitors. This enables us to provide our customers with a highly customized product at a relatively low-cost.

Significant Revenue Visibility. We believe that both our sensors and controls businesses provide us with significant visibility into new business opportunities. The products that incorporate our sensors and controls typically have long development cycles, up to three years in the case of automobiles, which we believe gives us significant visibility into our customers’ plans for existing and new applications. We also derived the majority of our fiscal year 2008 net revenue from customers for which we were the sole or primary supplier of sensors or controls, providing us with confidence that these customers will continue to employ our products for their applications. In addition, substantially all of our products are used in applications that are government-mandated, required for the proper functioning of the product or are included as standard options in the case of certain automotive applications. This reduces the risk that end-users will not opt for the applications, increasing the visibility of our future revenues.

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

Business Strategy

Our business strategy consists of five key elements:

Product Innovation and Expansion Into Growing Applications. We intend to continue to collaborate closely with customers to improve our current line of products already incorporated into our customers’ products and to identify and develop new technologies and products that can be incorporated into our customers’ products from an early stage. In addition, we intend to focus on new applications that will help us secure new business and drive long-term growth. Emerging growth applications for sensors typically lack incumbent competitors, providing an opportunity to define the dominant application technology. Our strategy is to target these new applications early in the development cycle by leveraging our strong customer relationships, strong engineering capability and competitive cost position and, in certain situations, our ability to acquire differentiated technology such as the direct current/alternating current (“DC/AC”) power inverter technology provided through the Airpax Acquisition.

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

Sensors Business

Overview

Our sensors business is a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches, position and force sensors. Our sensors business accounted for approximately 61% of our net revenue and contributed $204.4 million of our profit from operations before restructuring charges, stock compensation expenses, amortization of intangible assets and capitalized software and certain corporate expenses not associated with the operations of the segment for fiscal year 2008, 63% and $230.9 million for fiscal year 2007, 62% and $131.8 million for the period April 27, 2006 to December 31, 2006, and 59% and $54.3 million for the period January 1, 2006 to April 26, 2006. Our sensors are used in a wide variety of applications including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and HVOR applications. We derive most of our sensors revenues from the sale of medium and high-pressure sensors, and we believe that we are the leading global manufacturer of sensors for most of our targeted applications. Our sensors business delivered approximately 129 million units during fiscal year 2008. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier I suppliers. Our products are ultimately used by substantially all global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which helps to protect us against shifts in market share between different OEMs. In 2008, our sensors business was either the sole source or primary source to our customers for the majority of our sensors net revenue. We are also diverse across geographies, deriving approximately 55% of our sensors revenues in 2008 from outside the Americas. Our portfolio of automotive sensors was enhanced by our acquisition of FTAS through the addition of steering position and fuel cut-off switch devices.

Sensors Industry

Sensors are devices that translate physical stimuli or attributes into electronic signals that microprocessors or computer-based control systems can act upon. We primarily sell pressure sensors into the automotive, HVAC and industrial markets.

Automotive Sensors. Revenue from the global automotive end-market, which includes applications in engine, air-conditioning and vehicle stability, has grown in recent years and is driven by three main forces. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth prior to 2008. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater fuel efficiency and consumer demand for new applications. For example, a government mandate for “smart airbags” has increased the demand for occupant weight sensors, which facilitate the safe deployment of airbags regardless of whether an adult or a child occupies the seat. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-price electronic solid-state sensors.

According to Strategy Analytics, automotive sensors in North America, Europe, Japan, South Korea and China generated approximately $11.3 billion of revenue in 2008, having grown at a compound annual rate of 3.9% from 2007 to 2008, and is expected to grow at a compound annual rate of 5.1% from 2008 to 2013. Where demand for automotive sensors is driven primarily by the increase in the number of sensors per vehicles, as well as by the level of global vehicle sales, we believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage.

Current global economic conditions have translated into lower demand and an overall decline in automotive production by approximately 3%-4% globally in 2008. In the mature markets, the decline was higher; for example, U.S. light vehicle production declined to 8.5 million units, down 19% from 10.5 million units in 2007. Western Europe light vehicle production declined 8.3% from 16.1 million units in 2007. Japan’s light vehicle production declined 2.2% from 11.1 million units in 2007. Although the last five years have seen continuous quarterly growth in light vehicle output, this expansion came to a halt during fiscal year 2008 when output began to fall. As reported by J.D. Power, the industry is expected to continue to contract in 2009 with an estimated 7% further decline in global light vehicle production.

The automotive sensors market is characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variant of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and OEM or the Tier I supplier, for effective use. As a result, OEMs and Tier I suppliers make significant investments in selecting, integrating and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive manufacturers once a sensor is designed-in, and therefore sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, OEMs and Tier I suppliers tend to work with suppliers that have a long track record of quality and on-time delivery, and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors giving participants with a presence in this end-market significant scale advantages to those participating only in smaller, more niche industrial and medical markets.

Commercial and Industrial Sensors. Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, engines (for example, generators), HVOR and general industrial products (for example, fire suppression products). The International Monetary Fund projects World Real Gross Domestic Product (“GDP”) to grow at a 3.8% compound annual growth rate for 2008 to 2013. We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market—regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the U.S., for example, the Environmental Protection Agency, or the “EPA,” has mandated environmentally friendly refrigeration HVAC replacement by 2010.

Venture Development Corporation (“VDC”) estimates that revenue in the global pressure sensor market generated an estimated $1.5 billion in revenues in 2008 and is expected to grow at a compound annual rate of 5.9% from 2008 to 2013. Growth in commercial and industrial sensors is driven by growth in the underlying end-markets, which generally track the level of GDP, and greater usage of sensors within individual applications.

The current economic environment has resulted in lower spending for HVOR and general industrial products due to curbed commercial development, commodity exploration and defense spending. This decline has been dampened with consistent spending for HVAC products due to replacement or upgrades.

Products

We offer the following products:

Product	Key Applications	Key End-Markets
Pressure Sensors	Air-conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive HVAC Industrial Heavy Vehicle/Off Road Marine

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Position Sensors	Transmission Steering	Automotive HVAC Industrial

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive

Technology, Product Development and Intellectual Property

We employ various core technologies across many different product families and applications in an effort to maximize the impact of our research and development costs and increase economies of scale and to leverage our technology-specific expertise across multiple product platforms. The technologies inherent in our sensors and switches products include mono-metal snap-acting discs, ceramic capacitive, strain gauge and micro-electromechanical system (“MEMS”).

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

We operate a global network of business centers worldwide that allows us to develop new sensing technologies, improve existing technologies and customize our sensors to the particular needs of our customers. Our ability to compete effectively depends to a significant extent on our ability to protect our proprietary information. We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. We have been awarded over 500 patents across the sensors and controls businesses, many of which protect specific functionality in our sensors, but others of which consist of processes or techniques that result in reduced manufacturing costs. The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Additionally, we generally do not conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses on commercially reasonable terms that may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operation.

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

Customers

Our customer base in the sensors business includes a wide range of OEMs and Tier I suppliers in each of the automotive, industrial and commercial end-markets. In geographic and product markets where we lack an established base of customers, we rely on third party distributors to sell our sensors products. We derived approximately 53% of our top ten customer sensor revenue in fiscal year 2008 from sales to customers with which we have had a relationship for more than 20 years. We derive 55% of our sensor revenue sales from countries outside the Americas.

Competition

We encounter significant competition in many of our markets and this competition will likely continue in the future. Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with OEMs’ in-house operations, primarily on the basis of product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation which are in-house, or captive, providers, and Nagano Keiki Co., Ltd. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric. Many of our primary competitors are established companies that may not be as highly leveraged as us and may otherwise have substantially greater financial, managerial, technical, marketing and other resources than we do.

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

We believe that the technical and market knowledge of our sales team provides us with an advantage over most of our competitors. Our sales team works closely with our dedicated research and development teams to identify products and solutions for both existing and potential customers. Our sales and marketing function within our sensors business is organized into three regions—America, Europe and Asia—but also organizes globally across all geographies according to end-market, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the sensors market. Our sales and marketing team also is a key component of our worldwide business centers, which are strategically located facilities in each of our three regions designed to provide a global support infrastructure to our customers, both through sales and marketing support and technical assistance in product customization and research and development and new products.

Controls Business

Overview

Our controls business accounted for approximately 39% of our net revenue and contributed $108.3 million of our profit from operations before restructuring charges, stock compensation expenses, amortization of intangible assets and capitalized software and certain costs not associated with the operations of the segment for fiscal year 2008, 37% and $121.0 million for fiscal year 2007, 38% and $82.6 million for the period April 27, 2006 to December 31, 2006, and 41% and $39.6 million for the period January 1, 2006 to April 26, 2006. Our controls business manufactures and markets a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, BITS, electrical HVAC controls, power inverters and precision switches and thermostats. We believe our acquisition of FTAS enhanced our existing customer relationships and motor protector and circuit breaker product offerings. In addition, we believe the acquisition of Airpax provides us with leading customer positions in electrical protection for high-growth network power and critical high-reliability mobile power applications. We delivered 820 million units during 2008, substantially all of which were marketed under the Klixon®, Airpax® and Dimensions® brands. Our controls are sold into industrial, aerospace, military, commercial, and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are the leading manufacturer worldwide of controls in the key applications we target. In 2008, our controls business was either the sole source or primary source to our customers for the majority of our controls net revenue. We are also diverse across geographies, deriving 50% of our controls net revenue in 2008 from outside the Americas.

Our controls business also benefits from strong agency relationships. A number of electrical standards for motor control products, including the Underwriters’ Laboratory (“UL”) code, have been written based on the exact performance and specifications of our controls products. We also have blanket agency approval for many of our control products, so that customers can use Klixon® products interchangeably, but are required to receive agency certification for their own products if they decide to incorporate competitive motor protection offerings. We believe this has acted as a significant competitive differentiator and has dramatically increased switching costs.

We attribute much of our growth in this business to an expanded presence in Asia, particularly China. Our Asian operations were well-positioned to capture much of the transplant business of our multinational customers as they relocate manufacturing operations to China, and we have been working to leverage this market position, with our brand recognition, to develop new relationships with a number of high-growth local Chinese manufacturers. We continue further expansion of our worldwide manufacturing operations towards what we believe is a lower-cost manufacturing footprint, all while continuing to pursue improvements in productivity and product quality.

Controls Industry

Controls are customized, application-specific devices embedded within systems to protect them from excessive heat or current. Our product line encompasses four categories of controls—Bimetal Electromechanical Controls, Magnetic-Hydraulic Circuit Breakers, Power Inverters and Interconnection—each of which serves a highly diversified base of customers, end-markets, applications and geographies.

Bimetal Electromechanical Controls. Bimetal Electromechanical Controls include motor protectors, thermal circuit breakers, thermostats and lighting protectors, each of which helps prevent damage from excessive heat or current. Our Bimetal Electromechanical Controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors and household appliances, commercial and military aircraft. The demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above GDP. The International Monetary Fund projects World Real GDP to grow at a 3.8% compound annual growth rate for 2008 to 2013. Demand in the defense end-market is projected to remain flat in response to actions taken by customers to address economic concerns.

Since this business closely correlates with global GDP, U.S. residential and non-residential construction, growth or decline in these macro indices will influence our revenue. The recent global economic crisis has resulted in Global Insights projecting a 0.5% decline in global GDP with sharper declines in the U.S. of 2.5%, in Japan of 2.2%, and Europe of 1.9%. Additionally, U.S. housing is forecasted to decline by 35% in 2009 and U.S. non-residential construction by 16%.

Magnetic-Hydraulic Circuit Breakers. Magnetic-Hydraulic Circuit Breakers products include customized magnetic-hydraulic circuit breakers, specialty thermostats and fuses, all of which help prevent damage from electrical or thermal overload. Our Magnetic-Hydraulic Circuit Breakers business serves a broad spectrum of OEMs in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural and alternative energy markets. Although demand for these products tends to pace the general economic environment, demand in certain end-markets such as electrical protection for network power and critical, high-reliability mobile power applications is projected to substantially exceed the growth of the general economic environment. For example, International Data Corporation estimates that worldwide server shipments, a key end market for our network power products, is expected to grow at a compound annual rate of 6.0% from 2007 to 2012.

Power Inverters. Our Power Inverters products allow an electronic circuit to convert DC to AC. Power Inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power (e.g., any electrical products that plug into a standard electrical outlet). Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles, and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development as well as growing concern for clean energy to replace generators, all of which generate demand for both portable and stationery power. As development slows, the demand for our products in these markets declines. The decline is mitigated by growing requirements to meet new energy efficient standards. The National Truck & Equipment Association (“NTEA”) projects lower sales of commercial trucks of approximately 14% in 2009 with anticipated recovery beginning during 2010.

Interconnection. Our Interconnection Products business makes semiconductor BITS used by semiconductor manufacturers to verify, packaged semiconductor reliability. The semiconductor industry experienced a decline throughout 2008 primarily due to high levels of inventory and rapidly changing technologies. However, IC Insights projects growth in the semiconductor market at a compound annual rate of approximately 2.9% from 2008 to 2011. Tightening credit markets and lower customer demand for automobiles and consumer electronics has challenged the industry’s ability to expand. Interconnection sales represented 2% of our consolidated net revenues.

Products

We offer the following products:

Product	Key Applications	Key End-Markets
Bimetal Electro- mechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Circuit breakers Switches	HVAC Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military Heavy vehicle/Off-Road Marine/Industrial

Magnetic-Hydraulic Circuit Breakers	Circuit breakers	Data Communications Telecommunications Computer Servers Heavy vehicle/Off-Road Marine/Industrial HVAC Military

Power Inverters	DC/AC motors	Heavy vehicle/Off-Road

Interconnection	Semiconductor testing	Semiconductor Manufacturing

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

The steps we have taken to protect our technology may be inadequate to prevent others from using what we regard as our technology to compete with us. Additionally, we do not generally conduct exhaustive patent searches to determine whether the technology used in our products infringes patents held by third parties. In addition, product development is inherently uncertain in a rapidly evolving technological environment in which there may be numerous patent applications pending, many of which are confidential when filed, with regard to similar technologies. From time to time we have faced claims by third parties that our products or technology infringe their patents or other intellectual property rights, and we may face similar claims in the future. Any claim of infringement could cause us to incur substantial costs defending against the claim, even if the claim is invalid, and could distract the attention of our management. If any of our products are found to violate third party proprietary rights, we may be required to pay substantial damages. In addition, we may be required to re-engineer our products or obtain licenses on commercially reasonable terms that may not be successful, which would prevent us from selling our products, and, in any case, could substantially increase our costs and have a material adverse effect on our business, financial condition and results of operation.

Customers

Our customers in the controls business include a wide range of industrial and commercial OEMs and Tier I manufacturers across multiple end-markets, but primarily consist of OEMs in the climate control, appliance, semiconductor and aerospace industries, as well as Tier I motor and compressor suppliers. In geographic and product markets where we lack an established base of customers we rely on third party distributors to sell our controls products. In 2008, our controls business was either the sole source or primary source to our customers for the majority of our controls net revenue. We derived approximately 23% of our top 10 customer control revenue for 2008 from sales to customers with which we have had a relationship for more than 20 years. We derive 50% of our controls revenue sales from countries outside the Americas.

Competition

We encounter significant competition in many of the markets for our controls products and we expect this competition to intensify, including from new competitors in low-cost emerging markets such as China. The motor controls market is characterized by a number of smaller, fragmented players who compete primarily in specific end-markets or applications. The key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier I manufacturer customer have also increasingly become a basis for competition. Our primary competitors in the basic alternating current motor protection market include Asian manufacturers, Jiangsu Chengsheng Electric Appliance Company Ltd., ChwenDer Thermostat & Company Ltd., Wanbao Refrigeration Group Guangzhou Appliances Company Ltd., Hangzhou Star Shuaier Electric Appliance Co., Ltd., Ubukata Industries Co., Ltd. and Foshan TongBao Corporation Limited.

The competitive factors in the thermal circuit breakers, thermostats and switches markets are strength of technology, ability to provide custom solutions and ability to scale production, as well as product quality and reliability. Most of our key competitors in this segment are divisions of large multi-industrial organizations, including Cutler Hammer, a division of Eaton Corporation, and Crouzet, a division of Schneider Electric, in aircraft circuit breakers; Honeywell International Inc. in aircraft switches and thermostats; and Cooper Bussman, a division of Cooper Electric, in heavy and off-road thermal circuit breakers. Many of our primary competitors in this segment are established companies that may not be as highly leveraged as us and may otherwise have substantially greater financial, managerial, technical, marketing and other resources than we do.

The competitive factors in the Magnetic-Hydraulic Circuit Breaker markets are competitive pricing, agency approvals, customization of product and quality/reliability. Key competitors includes Carling Technologies (U.S.-headquartered and privately-owned), Circuit Breaker Industries (South African headquartered), the Heinemann brand of Eaton Corporation (U.S.-headquartered) and a growing amount of smaller competitors primarily in Asia. With the exception of the Eaton Corporation, most of the other companies are similar to us in financial, managerial, technical, and marketing resources.

The competitive factors in the Power Inverters markets are quality, reliability and customer service. Power Inverters markets are highly fragmented with various competitors leading the segments they specialize in. Our largest competitors in the Power Inverters business are Xantrex, Magnum and Vanner who primarily compete on price through the importation of low-cost foreign made high frequency inverters.

The key competitive factors in the Interconnection markets are product lead times, quality and reliability, as well as quality of customer service and short cycle times on new BITS, although, like in the motor controls market, manufacturers in certain segments also compete primarily on the basis of being a low-cost supplier. Our largest competitors in the Interconnection business are Yamaichi Electronics and Enplas Corporation, both of which have an extensive product portfolio, strong technological capabilities and close relationships with customers. Recently, competitors have entered the market as low-cost manufacturers competing primarily on the basis of price.

Sales and Marketing

We seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Klixon®, Dimensions™ and Airpax® brands, in order to deepen our relationships with existing customers and develop new customers across all end-markets. Our sales and marketing staff consists of an experienced group of professionals located in key geographic markets. Our international presence and sales and marketing teams help us better serve our global OEMs and Tier 1 customers. When required, we rely on the services of manufacturing representatives to complement our sales and marketing efforts.

Employees

As of December 31, 2008, we had 9,278 employees, approximately 12% of whom are located in the U.S. None of our U.S. employees are covered by collective bargaining agreements. Approximately 1,062 employees in our manufacturing operations in Matamoros, Mexico are covered under collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to absorb cyclical variations in manufacturing volume. As of December 31, 2008, we had 2,002 contract workers on a worldwide basis. We believe that our relations with our employees are good.

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

TI has been designated by the EPA as a Potentially Responsible Party (“PRP”) at a designated Superfund site in Norton, Massachusetts, regarding wastes from our Attleboro operations. The EPA has issued its Record of Decision, which described a cleanup plan estimated to cost $43.0 million. The EPA expects a PRP group to undertake the remaining remediation. On December 9, 2008, the U.S. government announced that TI and 14 other parties had entered into a consent decree to complete the EPA designated cleanup, with an adjusted estimated cost of $29.0 million, plus certain EPA costs. During 2008, lawsuits were filed against TI alleging personal injuries suffered by individuals who were exposed to the site decades ago. TI is defending these lawsuits, which are in early stages. In addition, the Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34.0 million. In accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify us with regard to these excluded liabilities.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued at December 31, 2008.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of one of our U.S. operating subsidiaries acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. We do not expect the cost associated with addressing the soil and groundwater contamination to be material.

We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products require an individual validated license to be exported to certain jurisdictions. The length of time involved in the licensing process varies and can result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.

ITEM 1A.	RISK FACTORS

Our operating results and financial condition have been and may continue to be adversely affected by the current financial crisis and worldwide economic conditions.

The current financial crisis affecting the banking system and financial markets and the uncertainty in global economic conditions has resulted in a significant tightening of the credit markets, a low level of liquidity in financial markets, decreased consumer confidence, and reduced corporate profits and capital spending. These conditions make it difficult for our customers, our vendors and us to accurately forecast and plan future business activities, and have caused, and may continue to cause, our customers to reduce spending on our products. We cannot predict the timing or duration of the global economic crisis or the timing or strength of a subsequent economic recovery. If the economy or markets in which we operate experience continued weakness at current levels or deteriorate further, our business, financial condition and results of operations would be materially and adversely affected.

Conditions in the automotive industry have had and may continue to have adverse effects on our results of operations.

51% of our sales are to customers in the automotive industry. Automakers and their suppliers globally have experienced significant difficulties from a weakened economy and tightening credit markets. General Motors, Chrysler and several U.S. tier 1 suppliers have sought government sponsored financial assistance to avoid bankruptcy proceedings. Globally, many automakers and their suppliers are in financial distress. Continued adverse developments in the automotive industry, including but not limited to continued sharp declines in demand, customer bankruptcies, and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.

Continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses.

Our products are sold to automobile manufacturers and manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, lighting, aerospace, telecommunications, power supply and generation and industrial markets, among others. These are global industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. For example, the significant economic decline during the fourth quarter of 2008 has resulted in a reduction in automotive production and in the sales of many of the other products manufactured by our customers that use our products, and has had an adverse effect on our results of operations. This negative outlook is expected to continue throughout 2009. This may be more detrimental to us in comparison to our competitors due to our significant debt levels. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

Our businesses operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low-cost, particularly in markets where low-cost country-based suppliers, primarily China with respect to the controls business, have entered our markets or increased their sales in our markets by delivering products at low-cost to local OEMs. Some of our competitors have greater sales, assets and financial resources than we do. In addition, many of our competitors in the automotive sensors market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for the products we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.

Our failure to comply with the covenants contained in the credit agreement governing our Senior Secured Credit Facility or our other debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

Our Senior Secured Credit Facility requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Senior Secured Credit Facility) and a minimum ratio of Adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes (“Notes”) require us to comply with various operational and other covenants. For purposes of the Senior Secured Credit Facility, Adjusted EBITDA is calculated using various add-backs to EBITDA. During the fourth quarter of fiscal years 2009 and 2010, the leverage and coverage ratios tighten from current levels in 2008. Sufficiently adverse financial performance could result in default under certain future ratio levels. Additionally, creditors may challenge the nature of our add-backs to EBITDA, possibly increasing the risk of default. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under our Senior Secured Credit Facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our Senior Secured Credit Facility and prevent us from making payments on the Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations under the Notes in such an event.

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

We generated approximately 53% of our net revenue for fiscal year 2008 outside the Americas, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls, and repatriation of earnings.

A portion of our revenues and expenses and receivables and payables are denominated in currencies other than U.S. dollars. We are therefore subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. In our consolidated and combined financial statements, we remeasure certain local currency financial results into U.S. dollars based on average exchange rates prevailing during a reporting period (for purposes of reporting statements of operations data) or the exchange rate at the end of that period (for purposes of reporting balance sheet data). During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Similiarly, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

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

Our ability to generate revenues from sensors and controls subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. As a result, in some cases we have no remedy if a customer chooses to purchase less than we expect, while in other cases customers do make minimum volume commitments to us, but our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products the customer does purchase from us or renegotiating other contract terms and there is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances, subject in some cases to a “break-up” fee that helps us defray our initial investment. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from sensors and controls relating to existing customer awards or product development relationships may not result in firm orders from customers for the same amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers. However, for certain raw materials or components we may be dependent on sole source suppliers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third- party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third party manufacturers provide and the volume of the production.

Our dependence on third parties for raw materials and components subjects us to the risk of supplier failure and customer dissatisfaction with the quality of our products. Quality failures by our third party manufacturers or changes in their financial or business condition which affect their production could disrupt our ability to supply quality products to our customers and thereby materially harm our business.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in the manufacture of our products, including copper, nickel, gold and silver, which may experience significant volatility in their prices. While we generally purchase raw materials at spot prices (except where we have enforceable long-term supply contracts), we first entered into hedge arrangements in 2007 and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, the hedges might not qualify as an effective hedge in accordance with Generally Accepted Accounting Principles (“GAAP”) in the United States. Accordingly, there could be significant volatility in the results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

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

As of December 31, 2008, we had 9,278 employees, of whom approximately 12% were located in the United States. None of our U.S. employees are covered by collective bargaining agreements. Approximately 1,062 employees at our manufacturing operations in Matamoros, Mexico are covered under collective bargaining agreements. In addition, in various countries, local law requires our participation in works councils. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

We depend on third parties for certain transportation, warehousing and logistics services.

We rely primarily on third parties for transportation of the products we manufacture. In particular, a significant portion of the goods we manufacture are transported to different countries, requiring sophisticated warehousing, logistics and other resources. If any of the countries from which we transport products were to suffer delays in exporting manufactured goods, or if any of our third party transportation providers were to fail to deliver the goods we manufacture in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of our raw materials could not be delivered to us in a timely manner, we may be unable to manufacture our products in response to customer demand.

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

If one of our manufacturing facilities were to be shut down, or certain of our manufacturing operations within an otherwise operational facility were to cease production unexpectedly, our revenue and profit margins would be adversely affected. Such a disruption could be caused by a number of different events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	fires, floods, earthquakes or other catastrophes;

•	potential unrest or terrorist activity;

•	labor difficulties; or

•	other operational problems.

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

The sensors and controls markets are characterized by rapidly changing technology, evolving industry standards, frequent enhancements to existing services and products, the introduction of new services and products and changing customer demands. Changes in competitive technologies may render certain of our products less attractive or obsolete, and if we cannot anticipate changes in technology and develop and introduce new and enhanced products on a timely basis, our ability to remain competitive may be negatively impacted. The success of new products depends on their initial and continued acceptance by our customers. Our businesses are affected by varying degrees of technological change, which result in unpredictable product transitions, shortened lifecycles and increased importance of being first to market with new products and services. We may experience difficulties or delays in the research, development, production and/or marketing of new products, which may negatively impact our operating results and prevent us from recouping or realizing a return on the investments required to bring new products to market.

As part of our on-going cost containment program designed to align our operations with economic conditions, we have had to make, and will likely continue to make, adjustments to both the scope and breadth of our overall research and development program. Such actions may result in choices that could adversely affect our ability to either take advantage of emerging trends or to develop new technologies or make sufficient advancements to existing technologies.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. Our costs associated with providing product liabilities could be material.

Continued compliance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) may be costly with no assurance of maintaining effective internal control over financial reporting.

We will likely continue to experience significant operating expenses in connection with maintaining our internal control environment and Section 404 compliance activities. In addition, if we are unable to efficiently maintain effective internal control over financial reporting, our operations may suffer and we may be unable to obtain an attestation on internal control from our independent registered public accounting firm when required under the Sarbanes-Oxley Act of 2002. Recent cost reduction actions, including the loss of experienced finance and administrative personnel, may adversely effect our ability to maintain effective internal controls. This, in turn, could have a materially adverse impact on trading prices for our securities and adversely affect our ability to access the capital markets.

We may not be able to protect our intellectual property, including our proprietary technology and the Klixon®, Airpax® and Dimensions® brands.

Our success depends to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. While we have been issued patents and have registered trademarks with respect to many of our products, if we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. While we have sought and may continue from time to time to seek to protect our intellectual property rights through litigation, these efforts might be unsuccessful in protecting such rights and may adversely affect our financial performance and distract our management. We also cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. It is also possible that third parties may have or acquire licenses for other technology or designs that we may use or wish to use, so that we may need to acquire licenses to, or contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other confidential information, as well as brand names such as the Klixon®, Airpax® and Dimensions® brands under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

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

Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.

We must comply with the United States Export Administration Regulations (“EAR”), the International Traffic in Arms Regulations (“ITAR”), and the sanctions, regulations and embargoes administered by the Office of Foreign Assets Control. Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

We may be adversely affected by environmental, safety and governmental regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been or will be at all times in complete compliance with all of these requirements, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and settle these claims will not be material.

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

Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity and access to financing markets and increasing the amount of debt service. If conditions in the credit markets remain tight, the availability of debt to finance future acquisitions will be restricted and our ability to make future acquisitions will be limited.

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

We may not realize all of the anticipated operating synergies and cost savings from acquisitions, and we may experience difficulties in integrating these businesses, which may adversely affect our financial performance.

There can be no assurance that we will realize all of the anticipated operating synergies and cost savings from our acquisitions, or that we will not experience difficulties in integrating acquired operations with our operations. We may not be able to successfully integrate and streamline overlapping functions or, if such activities are accomplished, such integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing the combined company due to its increased size and scope.

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

We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets were approximately $2.6 billion as of December 31, 2008, or 78% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.5 billion as of December 31, 2008, or 47% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the date of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. During our fourth quarter of fiscal year 2008, it was determined that goodwill associated with our Interconnection reporting unit was impaired and as a result we recorded a charge of $13.2 million.

Our historical financial information may not be representative of our results as a separate company or indicative of our future financial performance.

Our historical financial information for the Predecessor periods included in this filing have been derived from the consolidated financial statements of TI. This financial information relies on assumptions and estimates that relate to the ownership of our business by TI and, as a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future, because:

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

Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets in which we participate. We may need to raise additional funds to support expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of debt would result in increased expenses and could include covenants that would further restrict our operations. If the credit markets remain tight, we may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

Our ability to operate our Company effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. During 2008, we completed certain reductions in force at a number of our sites in order to align our business operations with current and projected economic conditions. Additional actions have and may continue to occur during 2009. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

Despite our substantial indebtedness, we may still incur significantly more debt, which could further exacerbate the risks described above.

Although covenants under the credit agreement governing our Senior Secured Credit Facility and the indentures governing the Notes limit our ability and the ability of our present and future restricted subsidiaries to incur additional indebtedness, the terms of the Senior Secured Credit Facility and the indentures permit us to incur significant additional indebtedness, including unused availability under our revolving credit facility. As of December 31, 2008, we had $118.9 million available for additional borrowing under our revolving credit facility, and $154.6 million available through an uncommitted incremental facility under our Senior Secured Credit Facility under certain conditions, at the option of our bank group. In addition, neither the Senior Secured Credit Facility nor the indentures prevent us from incurring obligations that do not constitute indebtedness as defined in those documents. To the extent that we incur additional indebtedness or such other obligations, the risks associated with our substantial leverage, including our possible inability to service our debt, would increase.

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

In addition, our Senior Secured Credit Facility includes other and more restrictive covenants and restricts our ability to prepay our other indebtedness, including the Notes, while borrowings under our Senior Secured Credit Facility remain outstanding. The Senior Secured Credit Facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios, including leverage and coverage ratios. Our ability to comply with these ratios may be affected by events beyond our control. During the fourth quarter of fiscal years 2009 and 2010, the leverage and coverage ratios tighten. Should business results worsen in light of the current economic environment, we cannot assume with certainty that we will continue to achieve this ratio. We continue to closely monitor performance in light of these targets.

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

We may not be successful in recovering damages associated with amounts indemnified by TI under the Purchase Agreement.

TI has agreed to indemnify us for certain claims and litigation. TI is not required to indemnify us for these claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify us for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million. Based on recent developments, we believe that the aggregate amount of damages will ultimately exceed $30.0 million. We cannot say with certainty that we will be successful in recovering amounts from TI.

Bain Capital controls us and their interests may conflict with interests of our other stakeholders.

Funds associated with Bain Capital own approximately 90% of the outstanding shares of common stock of Sensata Investment Company S.C.A., our ultimate parent. As a result, Bain Capital generally has the ability to control our management board and elect a majority of the board of directors of Sensata Technologies, Inc., our primary U.S. operating subsidiary, and is able to select our management team, determine our corporate and management policies and make decisions relating to fundamental corporate actions. For example, Bain Capital could cause us to make acquisitions that increase the amount of our indebtendness that is secured or senior to the Notes or sell revenue-generating assets, impairing our ability to make payments under the Notes. Bain Capital also may from time to time acquire and hold interests in businesses that compete directly or indirectly with us, or independently pursue acquisition opportunities that would otherwise be complementary to our business. In addition, the directors may authorize transactions, such as acquisitions, that could enhance the equity investment of Bain Capital while involving risks to your interest. Bain Capital’s interests may not be aligned with interests of our other stakeholders.

Forward-looking statements

This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.

These forward-looking statements are identified by the use of terms and phrases such as “anticipate,” “believe,” “could,” “should,” “estimate,” “expect,” “intend,” “may,” “will,” “plan,” “predict,” “project,” and similar terms and phrases or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including those entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	risks associated with the current financial crisis and worldwide economic conditions;

•	adverse developments in the automotive industry;

•

continued fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls;

•	competition in our markets;

•	continued pricing and other pressures from our customers;

•	general economic, political, business and market risks;

•	fluctuations in foreign currency exchange and interest rates;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us;

•	our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards;

•	fluctuations in the cost and/or availability of manufactured components and raw materials;

•	non-performance by our suppliers;

•	labor costs and disputes;

•	our dependence on third parties for certain transportation, warehousing and logistics services;

•	material disruptions at any of our manufacturing facilities;

•	our ability to develop and implement technology in our product lines;

•	our ability to protect our intellectual property and know-how;

•	our exposure to claims that our products or processes infringe on the intellectual property rights of others;

•	the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws;

•	our ability to attract and retain key personnel;

•	risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies;

•	risks associated with maintaining internal control over financial reporting in compliance with Section 404;

•	our ability to recover damages related to possible disputes covered by the indemnification agreement with TI; and

•	the possibility that our controlling shareholder’s interests will conflict with our interests or the interests of our stakeholders.

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

All forward-looking statements attributable to Sensata or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained in this report in “Item 1A. Risk Factors.” We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy 13 principal manufacturing facilities and business centers totaling approximately 2,465,000 square feet, with the majority devoted to research and development, manufacturing and assembly. Of our principal facilities, approximately 1,552,000 square feet are owned and approximately 913,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current and planned operational requirements. We lease approximately 438,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The following table lists the location of our principal executive and operating facilities. Substantially all of our properties and equipment are subject to a lien under our Senior Secured Credit Facility. See the Notes to consolidated and combined financial statements.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	438,000
Aguascalientes, Mexico	Sensors and Controls	Owned	444,000
Campinas, Brazil	Controls	Leased	64,000
Almelo, Netherlands	Sensors and Controls	Owned	188,000
Oyama, Japan	Sensors and Controls	Owned	74,000
Sakado, Japan	Sensors and Controls	Owned	86,000
Jincheon, South Korea	Controls	Owned	133,000
Baoying, China	Controls	Owned	384,000
Changzhou, China	Sensors and Controls	Leased	244,000
Kuala Lumpur, Malaysia	Sensors	Leased	105,000
Haina, Dominican Republic	Sensors and Controls	Leased	62,000
Cambridge, Maryland	Controls	Owned	157,000
Matamoros, Mexico	Controls	Owned	86,000

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

Pursuant to Item 103, Regulation S-K, instruction 2, we provide information on the legal proceedings described below. Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. Information on other legal proceedings is included in Note 17 of our Notes to consolidated and combined financial statements, appearing elsewhere in this Annual Report on Form 10-K.

As of December 31, 2008, we are party to 41 lawsuits in which plaintiffs allege defects in a type of switch we manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately ten million vehicles, containing this cruise control deactivation system and our switch. In 2001, we received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that we rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not our switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues and expressed concern regarding durability of our switch. During fiscal year 2008, Sensata and TI settled all outstanding wrongful death cases related to this claim for amounts that did not have a material effect on the financial condition or results of operations of the Company. We have included a reserve in our financial statements in relation to these third party actions. There can be no assurance that this reserve will be sufficient to cover the extent of our potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition.

On January 28, 2009, a significant customer filed a lawsuit against TI and Sensata Technologies, Inc. alleging defects in certain products that are incorporated into certain of the customer’s refrigerators. The lawsuit is very similar to one previously filed in 2005 and dismissed without prejudice in 2008. Sensata has paid the customer for certain costs associated with third party claims and external engineering costs which did not have a material adverse effect on our financial condition or results of operations. In connection with the alleged defect, the customer has made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. The file has been reopened by the CPSC in light of recent field experience and the customer has informed the Company that a corrective action campaign is expected to commence in early 2009. Potential liabilities in the event of a product recall could have a material adverse effect on our financial condition or results of operations. Although we contest certain of the customer’s allegations, we believe that a loss is probable and, in light of recent developments, have included a reserve in the accompanying financial statements for the year ended December 31, 2008. TI has elected to become the controlling party as to this lawsuit and intends to actively defend the litigation on the behalf of TI and us.

TI has agreed to indemnify us for certain claims and litigation, including the matters described above. With regard to these matters, and certain other matters, TI is not required to indemnify us for claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify us for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million. Based on recent developments, we believe that the aggregate amount of damages will ultimately exceed $30.0 million.

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

No matters were submitted to a vote of security holders during fiscal year 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of February 4, 2009.

Dividends

We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will be dependent upon then existing conditions, including our financial condition, results of operations, contractual restrictions, capital requirements, business prospects, and other factors our board of directors deems relevant. In addition, the ability of the Company to pay dividends is restricted by certain covenants contained in our Senior Secured Credit Facility as well as subject to limitations contained in the Company’s indentures governing the Notes.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated and combined statement of operations and other financial data for the periods January 1, 2006 to April 26, 2006 and April 27, 2006 (inception) to December 31, 2006 and for the years ended December 31, 2007 and December 31, 2008 and the selected consolidated balance sheet data as of December 31, 2007 and 2008 from the audited consolidated and combined financial statements included elsewhere in this annual report. We have derived the selected combined statement of operations and other financial data for the year ended December 31, 2004 and December 31, 2005 and the combined balance sheet data as of December 31, 2004, 2005 and 2006 from the audited combined financial statements not included in this annual report.

The information included in this five-year financial summary has been reclassified to conform to current period presentation. Amounts related to the Vision business have been reclassified to discontinued operations. Amounts associated with restructuring actions have also been reclassified.

You should read the following information in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated and combined financial statements and accompanying notes thereto included elsewhere in this annual report.

	Predecessor (combined)			Sensata Technologies B.V. (consolidated)
			For the period
(Amounts in thousands)	Year ended December 31,		January 1 - April 26, 2006	April 27 - December 31, 2006	Year ended December 31,
	2004	2005			2007	2008
Statement of Operations Data:
Net revenue	$1,028,648	$1,060,671	$375,600	$798,507	$1,403,254	$1,422,655
Operating costs and expenses:
Cost of revenue	642,652	681,983	253,028	538,867	950,316	958,860
Research and development	35,274	31,252	8,635	19,742	33,900	38,270
Selling, general and administrative	100,754	98,604	39,752	175,107	291,556	308,216
Impairment of goodwill	—	—	—	—	—	13,173
Restructuring	16,253	22,996	2,456	—	5,166	24,124

Total operating costs and expenses	794,933	834,835	303,871	733,716	1,280,938	1,342,643

Profit from operations	233,715	225,836	71,729	64,791	122,316	80,012
Interest expense	—	(105)	(511)	(165,160)	(191,161)	(197,840)
Interest income	—	—	—	1,567	2,574	1,503
Currency translation (loss)/gain and other, net(1)	1,731	—	115	(63,633)	(105,474)	55,455

Income (loss) from continuing operations before income taxes	235,446	225,731	71,333	(162,435)	(171,745)	(60,870)
Provision for income taxes	83,381	81,390	25,796	48,560	62,504	53,531

Income (loss) from continuing operations	152,065	144,341	45,537	(210,995)	(234,249)	(114,401)
Loss from discontinued operations, net of tax of $0	—	(924)	(167)	(1,309)	(18,260)	(20,082)

Net income (loss)	$152,065	$143,417	$45,370	$(212,304)	$(252,509)	$(134,483)

Other Financial Data:
Net cash provided by (used in):
Operating activities	$145,127	$173,276	$40,599	$129,906	$155,278	$47,821
Investing activities	(23,280)	(56,505)	(16,705)	(3,142,543)	(355,710)	(38,713)
Financing activities	(121,847)	(116,771)	(23,894)	3,097,390	175,736	8,551
Capital expenditures(2)	37,887	42,218	16,705	29,630	66,701	40,963
EBITDA(3)	267,905	256,070	81,286	111,037	187,850	315,508
Ratio of earnings to fixed charges (unaudited)(4)	291.7	208.1	63.4	NM	NM	NM

		Predecessor (combined)		Sensata Technologies B.V. (consolidated)
(Amounts in thousands)		As of December 31,		As of December 31,
		2004	2005	2006	2007	2008
Balance Sheet Data:
Working capital(5)		$163,015	$167,018	$221,509	$187,027	$201,940
Total assets		442,518	504,297	3,372,292	3,555,491	3,303,074
Total debt, including capital lease and other financing obligations		—	31,165	2,272,633	2,562,480	2,511,187
TI’s net investment/shareholder’s equity		326,127	355,673	824,632	566,321	405,051

(1)	Currency translation (loss)/gain and other, net in the period from April 27, 2006 to December 31, 2006 primarily includes currency translation loss associated with Euro denominated debt and the Deferred Payment Certificates (“DPCs”) of $65.5 million. Currency translation (loss)/gain and other, net for the year ended December 31, 2007 and December 31, 2008 primarily includes currency translation (loss)/gain associated with the Euro denominated debt of $(111.9) million and $53.2 million, respectively.
(2)	Excludes non-cash capital expenditures, financed through a capital lease, of $31.2 million for the year ended December 31, 2005.

(3)	EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-GAAP financial measure. We believe that EBITDA provides investors with helpful information with respect to our operations. EBITDA is used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance to that of our peers. The use of EBITDA has limitations and you should not consider EBITDA in isolation from or as an alternative to GAAP measures such as net income.

The following unaudited table summarizes the calculation of EBITDA and provides a reconciliation to net income (loss), the most directly comparable financial measure presented in accordance with GAAP, for the periods presented:

	Predecessor (combined)			Sensata Technologies B.V. (consolidated)
			For the period
	Year ended December 31,		January 1 - April 26, 2006	April 27 - December 31, 2006	Year ended December 31,
	2004	2005			2007	2008
Net income (loss)	$152,065	$143,417	$45,370	$(212,304)	$(252,509)	$(134,483)
Provision for income taxes	83,381	81,390	25,796	48,560	62,504	53,531
Interest expense, net	—	105	511	163,593	188,587	196,337
Depreciation and amortization	32,459	31,158	9,609	111,188	189,268	200,123

EBITDA	$267,905	$256,070	$81,286	$111,037	$187,850	$315,508

(4)	Ratio of earnings to fixed charges is calculated by dividing (1) “earnings” which consist of earnings from continuing operations and fixed charges, by (2) “fixed charges” which consist of interest expense and the estimated interest portion of rental payments on operating leases. Earnings were insufficient to cover fixed charges due to losses from continuing operations before taxes incurred of $(162,435), $(171,745) and $(60,870) for the period April 27, 2006 to December 31, 2006 and the years ended December 31, 2007 and December 31, 2008, respectively. Additional earnings of $162,435, $171,745 and $60,870, respectively, must be generated to achieve a coverage ratio of 1:1.
(5)	We define working capital as current assets less current liabilities. Prior to the Acquisition, we participated in TI’s centralized system for cash management, under which our cash flows were transferred to TI on a regular basis and netted against TI’s net investment account. Consequently, none of TI’s cash, cash equivalents, debt or interest expense has been allocated to our business in the Predecessor historical combined financial statements.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read the following discussion in conjunction with Item 6 “Selected Financial Data” and our consolidated and combined financial statements and the Notes to those statements, included elsewhere in this annual report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

We design, manufacture and market a wide range of customized, highly-engineered sensors and controls. We operate as two global business segments: sensors and controls. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. Our sensors business is a leading manufacturer of a variety of sensors used in automotive, commercial and industrial products. Our sensors products include pressure sensors and switches, as well as position and force sensors. Our controls business is a leading manufacturer of a variety of engineered controls used in the industrial, aerospace, military, commercial, telecommunications and residential markets. Our controls products include motor and compressor protectors, HVAC controls, circuit breakers, precision switches and thermostats, power inverters and semiconductor burn-in test sockets. We market our controls products primarily under the Klixon®, Airpax® and Dimensions® brands.

Factors Affecting Our Operating Results

We manage our sensors and controls businesses separately, and report them as two reportable segments for accounting purposes.

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

Sensors Products. Our sensors business serves multiple applications in various end-markets including automotive, HVAC, industrial and HVOR.

Automotive Sensors. Revenue from the global automotive end-market, which includes applications in engine, air-conditioning and vehicle stability, has grown in recent years and is driven by three main forces. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth prior to 2008. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater fuel efficiency and consumer demand for new applications. For example, a government mandate for “smart airbags” has increased the demand for occupant weight sensors, which facilitate the safe deployment of airbags regardless of whether an adult or a child occupies the seat. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-price electronic solid-state sensors.

According to Strategy Analytics, automotive sensors in North America, Europe, Japan, South Korea and China generated approximately $11.3 billion of revenue in 2008, having grown at a compound annual rate of 3.9% from 2007 to 2008, and is expected to grow at a compound annual rate of 5.1% from 2008 to 2013. Where demand for automotive sensors is driven primarily by the increase in the number of sensors per vehicles, as well as by the level of global vehicle sales, we believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage.

Current global economic conditions have translated into lower demand and an overall decline in automotive production by approximately 3-4% globally in 2008. In the mature markets, the decline was higher; for example, U.S. light vehicle production declined to 8.5 million units, down 19% from 10.5 million units in 2007. Western Europe light vehicle production declined 8.3% from 16.1 million units in 2007. Japan’s light vehicle production declined 2.2% from 11.1 million units in 2007. Although the last five years have seen continuous quarterly growth in light vehicle output, this expansion came to a halt during fiscal year 2008 when output began to fall. As reported by J.D. Power, the industry is expected to continue to contract in 2009 with an estimated 7% further decline in global light vehicle production.

The automotive sensors market is characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variant of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and OEM or the Tier I supplier, for effective use. As a result, OEMs and Tier I suppliers make significant investments in selecting, integrating and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive manufacturers once a sensor is designed-in, and therefore sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life,

OEMs and Tier I suppliers tend to work with suppliers that have a long track record of quality and on-time delivery, and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors giving participants with a presence in this end-market significant scale advantages to those participating only in smaller, more niche industrial and medical markets.

Commercial and Industrial Sensors. Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, engines (for example, generators), HVOR and general industrial products (for example, fire suppression products). The International Monetary Fund projects World Real GDP to grow at a 3.8% compound annual growth rate for 2008 to 2013. We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market—regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the U.S., for example, the EPA, has mandated environmentally friendly refrigeration HVAC replacement by 2010.

VDC estimates that revenue in the global pressure sensor market generated an estimated $1.5 billion in revenues in 2008 and is expected to grow at a compound annual rate of 5.9% from 2008 to 2013. Growth in commercial and industrial sensors is driven by growth in the underlying end-markets, which generally track the level of GDP, and greater usage of sensors within individual applications.

The current economic environment has resulted in lower spending for HVOR and general industrial products due to curbed commercial development, commodity exploration and defense spending. This decline has been dampened with consistent spending for HVAC products due to replacement or upgrades.

Controls Products. Our controls business sells four main types of products—bimetal electromechanical controls, magnetic-hydraulic circuit breakers, power inverters and interconnection products—which serve a variety of end-markets and applications.

Bimetal Electromechanical Controls. Bimetal Electromechanical Controls include motor protectors, thermal circuit breakers, thermostats and lighting protectors, each of which helps prevent damage from excessive heat or current. Our Bimetal Electromechanical Controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors and household appliances, commercial and military aircraft. The demand for many of these products, and their respective applications, tends to track the general economic environment, with historical growth rates moderately above GDP. The International Monetary Fund projects World Real GDP to grow at a 3.8% compound annual growth rate for 2008 to 2013. Demand in the defense end-market is projected to remain flat in response to actions taken by customers to address economic concerns.

Since this business closely correlates with global GDP, U.S. residential and non-residential construction, growth or decline in these macro indices will influence our revenue. The recent global economic crisis has resulted in Global Insights projecting a 0.5% decline in global GDP with sharper declines in the U.S. of 2.5%, in Japan of 2.2%, and in Europe of 1.9%. Additionally, U.S. housing is forecasted to decline by 35% in 2009 and U.S. non-residential construction by 16%.

Magnetic-Hydraulic Circuit Breakers. Magnetic-Hydraulic Circuit Breakers products are customized magnetic-hydraulic circuit breakers, specialty thermostats and fuses, all of which help prevent damage from electrical or thermal overload. Our Magnetic-Hydraulic Circuit Breakers business serves a broad spectrum of OEMs in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural and alternative energy markets. Although demand for these products tends to pace the general economic environment, demand in certain end-markets such as electrical protection for network power and critical, high-reliability mobile power applications is projected to substantially exceed the growth of the general economic environment. For example, the International Data Corporation estimates that worldwide server shipments, a key end market for our network power products, is expected to grow at a compound annual rate of 6.0% from 2007 to 2012.

Power Inverters. Our Power Inverters products allow an electronic circuit to convert DC to AC. Power Inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power (e.g., any electrical products that plug into a standard electrical outlet). Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles, and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development as well as growing concern for clean energy to replace generators, all of which generate demand for both portable and stationery power. As development slows, the demand for our products in these markets declines. The decline is mitigated by growing requirements to meet new energy efficient standards. The NTEA projects lower sales of commercial trucks of approximately 14% in 2009 with anticipated recovery beginning during 2010.

Interconnection. Our Interconnection Products business makes semiconductor BITS used by semiconductor manufacturers to verify packaged semiconductor reliability. The semiconductor industry experienced a decline throughout 2008 primarily due to high levels of inventory and rapidly changing technologies. However, IC Insights projects growth in the semiconductor market at a compound annual rate of approximately 2.9% from 2008 to 2011. Tightening credit markets and lower customer demand for automobile and consumer electronics has challenged the industry’s ability to expand. Interconnection sales represented 2% of our consolidated net revenues.

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

•	Other. Our remaining cost of revenue consists of:

•	sustaining engineering activities;

•	customer-related customization costs;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs;

•	outsourcing or subcontracting costs relating to services used by us on an occasional basis during periods of excess demand; and

•	other general manufacturing expenses, such as expenses for energy consumption.

The main factors that influence our cost of revenue as a percent of net revenue include:

•	production volumes—fixed production costs are spread over the units produced;

•	transfer of production to our lower cost production facilities;

•

the implementation of cost control measures aimed at improving productivity, including reduction of fixed production costs, refinements in inventory management and the coordination of purchasing within each subsidiary and at the business level;

•

product lifecycles, as we typically incur higher cost of revenue associated with manufacturing over-capacity during the initial stages of product launches and when we are phasing out discontinued products;

•	the turn-around effect of the inventory step-up to fair value associated with acquisitions;

•	the depreciation expense resulting from the adjustment of property, plant and equipment to fair value associated with acquisitions; and

•	changes in the price of raw materials, including certain metals.

Research and Development

Research and development expenses consist of costs related to direct product design, development and process engineering. The level of research and development expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

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

Selling, General and Administrative

Our selling, general and administrative expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•

salary and benefit costs for sales personnel and administrative staff, which typically account for approximately 29% of total selling, general and administrative expense. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Aggregate expenses relating to our administrative staff are generally less influenced by changes in sales volumes;

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

Impairment of Goodwill

The Company performs an annual impairment review of goodwill unless events occur which trigger the need for earlier impairment review. This review is performed in the fourth quarter of each year. As a result of the annual goodwill impairment review in the fourth quarter of 2008, we determined that the goodwill associated with the Interconnection reporting unit was impaired, and therefore recorded a charge of $13,173 thousand in the consolidated and combined statements of operations. The Company believes that the current global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that lead to the impairment of goodwill. The Company utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit.

Restructuring

Restructuring costs consist of severance, outplacement, pension settlement and curtailment losses and facilities and other exit costs. Restructuring charges for fiscal years 2008 and 2007 and the period January 1, 2006 to April 26, 2006 totaled $24,124 thousand, $5,166 thousand and $2,456 thousand, respectively. No restructuring charges were incurred for the period April 27, 2006 to December 31, 2006.

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

Depreciation expense of $51.4 million, $58.2 million, $28.4 million and $8.5 million has been recorded for fiscal years 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively.

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

Interest Expense, Net

Interest expense, net of $196.3 million, $188.6 million, $163.6 million and $511 thousand has been recorded for fiscal years 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively. As a result of the Transaction, we are a highly leveraged company and our interest expense has increased significantly in the periods following the consummation of the Transaction. See the “Increased Leverage” section and Note 11 to our consolidated and combined financial statements for more information regarding the interest expense.

Currency Translation Gain (Loss) and Other, Net

Currency translation and other charges include gains and losses recognized on currency translation, gains and losses recognized on our derivatives used to hedge commodity prices, gains and losses on the disposition of property, plant and equipment and gains on the repurchase of debt. We continue to derive a significant portion of our revenue in markets outside of the United States, primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the consolidated and combined statements of operations. Currency translation gain/(loss) and other, net for fiscal years 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, was $55.5 million, $(105.5) million, $(63.6) million and $115 thousand, respectively.

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

The companies comprising Sensata are subject to income tax in the various jurisdictions in which they operate. While the extent of our future tax liability is uncertain, the purchase accounting of the Sensata Acquisition, FTAS Acquisition and Airpax Acquisition, the new debt and equity capitalization of our subsidiaries and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and Sensata as a whole.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for financial statement recognition of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. We adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $664 thousand in the liability for unrecognized tax benefits and $5 thousand of related interest and penalties, the total of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At adoption, we recorded $7,832 thousand of unrecognized tax benefits relating to income tax uncertainties acquired in purchase business combinations. The total liability for unrecognized tax benefits was $8,496 thousand at January 1, 2007. We recorded a net decrease to our unrecognized tax benefits of $1,986 thousand during the fiscal year ended December 31, 2008.

Loss from Discontinued Operations

In December 2008, we announced our intention to discontinue and sell our Vision business. In connection with this announcement, we reclassified to discontinued operations the results from operations of the Vision business and recognized a loss associated with measuring the net assets of the Vision business at fair value less cost to sell and other exit costs, in accordance with SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets.

Loss from discontinued operations, net of tax, was $20.1 million, $18.3 million, $1.3 million and $167 thousand for the years ended December 31, 2008 and December 31, 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively.

Effects of the Transaction

Purchase Agreement

On April 27, 2006, S&C Purchase Corp., a company owned by affiliates of Bain Capital, completed the acquisition of the S&C business from TI for an aggregate purchase price of approximately $3.0 billion plus fees and expenses. The acquisition of the S&C business was effected through a number of our subsidiaries that collectively acquired the assets and assumed the liabilities being transferred. The acquisition structure resulted in significant tax amortization, which will reduce our overall cash tax expense compared to historical periods. We also entered into a transition services agreement pursuant to which we and TI agreed to provide various services to each other in the area of facilities related services, finance and accounting, human resources, information technology system services, warehousing and logistics and records retention and storage. As of September 30, 2008 we were no longer relying on these services from TI. The fees for these services were equivalent to the provider’s cost. S&C Purchase Corp.’s rights, duties and obligations under the Purchase Agreement and other documents related to the Transaction were subsequently assigned in full to Sensata.

Shareholder’s Equity

In connection with the Acquisition, we issued 180 ordinary shares with a par value of €100.0 per share. We are authorized to issue up to 900 shares. Upon the close of the Sensata Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Company S.C.A. Sensata Investment Company S.C.A. contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to Sensata and in exchange received 180 Ordinary Shares, €100.0 nominal value per share, and €616,909 thousand of DPCs. The DPCs were legally issued as debt and provided the holder with a 14% yield on the principal amount. As a result, the DPCs were classified as long-term debt as of April 27, 2006 and the accrued yield was recognized as interest expense. In addition, the DPCs and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss. For the period April 27, 2006 to September 21, 2006, we recorded DPC-related interest expense of $44,581 thousand and foreign currency loss on remeasurement of the DPCs and accrued yield of $13,442 thousand.

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

Purchase Accounting

We accounted for the acquisitions of the S&C business, FTAS, SMaL and Airpax using the purchase method of accounting. As a result, the purchase prices for each of these transactions, plus fees and expenses, have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to acquisition relating to our acquired intangible assets and property, plant and equipment. In addition to the increase in the carrying value of property, plant and equipment, we extended the remaining depreciable lives of property, plant and equipment to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory. See the consolidated and combined financial statements and the accompanying notes included in this report.

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

The following table outlines the effects of our increased leverage in our statement of operations for fiscal year 2008.

Description	Balance as of December 31, 2008	Interest Expense, Net Fiscal Year 2008	Weighted Average Annual Interest Rate
(Amounts in thousands)
Senior secured term loan facility (denominated in U.S. dollars)	$926,250	$47,381	5.00%
Senior secured term loan facility (€388.4 million)	547,665	39,472	6.75%
Revolving credit facility	25,000	376	5.20%
Senior Notes (denominated in U.S. dollars)	450,000	36,000	8.00%
Senior Subordinated Notes (€227.6 million)	320,939	32,454	9.00%
Senior Subordinated Notes (€141.0 million)	198,810	21,828	11.25%
Capital lease obligations	29,998	2,743	8.98%
Other financing obligations	12,525	601	7.40%
Amortization of financing costs	—	10,697
Bank fees and other	—	6,288

Total	$2,511,187	$197,840

Stand-Alone Company

For periods before the Acquisition, we operated as a business segment of TI and not as a stand-alone company. The historical carve-out financial statements included in this document were derived from the historical consolidated financial statements of TI using the historical results of operations and the historical basis of assets and liabilities of TI’s S&C business segment, excluding the radio frequency identification systems (“RFID”) business unit, which had been operated as part of that segment, but was not sold in connection with the Transaction. The historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of TI for the periods presented, and may not be indicative of our future results of operations, financial position and cash flows. See our consolidated and combined financial statements and accompanying notes for more information.

TI provided various services to the S&C business, including cash management, facilities management, information technology, finance and accounting, tax, legal, human resources, data processing, security, payroll and employee benefit administration, insurance administration and telecommunications. The costs of these services and the costs associated with employee benefit plans, information technology and facilities shared with TI have been allocated to the S&C business in the combined financial statements included in this report and amounted to $14.0 million for the period January 1, 2006 to April 26, 2006, respectively. These expenses and all other centralized operating costs were allocated first on the basis of direct usage when identifiable, with the remainder being allocated among TI’s businesses units on the basis of their respective revenue, headcount or other measures. We believe these allocations are a reasonable reflection of the use of these services from TI. The allocated costs included in our combined financial statements could differ from amounts that would have been incurred by us if we operated on a stand-alone basis, and are not necessarily indicative of costs to be incurred in the future. See Note 16 to our consolidated and combined financial statements for information regarding the historical allocations.

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

Results of Operations

The following table sets forth our historical results of operations in millions of dollars and as a percent of net revenue. The data for fiscal years 2008 and 2007 and the period from April 27, 2006 (inception) to December 31, 2006 and from January 1, 2006 to April 26, 2006 have been derived from our financial statements included within this report. Amounts and percentages have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to this rounding effect.

(Amounts in millions)	Sensata Technologies B.V.						Predecessor
	December 31,				April 27 (inception) to December 31, 2006		January 1 to April 26, 2006
	2008		2007
	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue
Sensors segment	$861.3	60.5%	$879.8	62.7%	$496.3	62.2%	$223.3	59.4%
Controls segment	561.4	39.5	523.4	37.3	302.2	37.8	152.3	40.6

Net revenue	1,422.7	100.0	1,403.3	100.0	798.5	100.0	375.6	100.0
Operating costs and expenses:
Cost of revenue	958.9	67.4	950.3	67.7	538.9	67.5	253.0	67.4
Research & development	38.3	2.7	33.9	2.4	19.7	2.5	8.6	2.3
Selling, general and administrative	308.2	21.7	291.6	20.8	175.1	21.9	39.8	10.6
Impairment of goodwill	13.2	0.9	—	—	—	—	—	—
Restructuring	24.1	1.7	5.2	0.4	—	—	2.5	0.7

Total operating costs and expenses	1,342.6	94.4	1,280.9	91.3	733.7	91.9	303.9	80.9
Profit from operations	80.0	5.6	122.3	8.7	64.8	8.1	71.7	19.1
Interest expense	(197.8)	(13.9)	(191.2)	(13.6)	(165.2)	(20.7)	(0.5)	(0.1)
Interest income	1.5	0.1	2.6	0.2	1.6	0.2	—	—
Currency translation gain/(loss) and other, net	55.5	3.9	(105.5)	(7.5)	(63.6)	(8.0)	0.1	—

(Loss)/income from continuing operations before income taxes	(60.9)	(4.3)	(171.7)	(12.2)	(162.4)	(20.3)	71.3	19.0
Provision for income taxes	53.5	3.8	62.5	4.5	48.6	6.1	25.8	6.9

(Loss)/income from continuing operations	(114.4)	(8.0)	(234.2)	(16.7)	(211.0)	(26.4)	45.5	12.1
Loss from discontinued operations, net of tax of $0	(20.1)	(1.4)	(18.3)	(1.3)	(1.3)	(0.2)	(0.2)	—

Net (loss)/income	$(134.5)	(9.5)%	$(252.5)	(18.0)%	$(212.3)	(26.6)%	$45.4	12.1%

Year Ended December 31, 2008 (“fiscal year 2008”) Compared to the Year Ended December 31, 2007 (“fiscal year 2007”)

Net revenue. Net revenue for fiscal year 2008 increased $19.4 million, or 1.4%, to $1,422.7 million from $1,403.3 million for fiscal year 2007. Net revenue increased 6.5% due to the acquisition of Airpax Holdings Inc. (“Airpax”) and 1.7% due to the favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a reduction in volume, primarily in the controls business, and pricing. Net revenue excluding the effect of the Airpax acquisition would have decreased $72.0 million, or 5.1%.

Sensors business segment net revenue for fiscal year 2008 decreased $18.5 million, or 2.1%, to $861.3 from $879.8 million for fiscal year 2007. Sensors net revenue increased 2.1% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, and 1.1% due to the acquisition of Airpax. As a result of the change in the manner in which we operate the business, we reclassified the portion of the Airpax business involving thermal sensing and exhaust gas recirculation products from the controls business segment to the sensors business segment. Amounts reported for fiscal year 2007 were also adjusted to reflect this reorganization. Sensors net revenue declined in the Americas primarily due to weakness in the U.S. automotive end-market and the economy overall. In the fourth quarter of 2008 the declining economies in Europe and Asia also began to have an impact. Additionally, sensor product net revenue was negatively impacted by a reduction in pricing and a charge associated with a settlement with a customer. The reduction in pricing is primarily due to incentives inherent in long-term customer agreements. The settlement charge was recognized and paid in 2008 to resolve a dispute with a significant customer regarding an alleged product discrepancy.

Controls business segment net revenue for fiscal year 2008 increased $37.9 million, or 7.2%, to $561.4 from $523.4 million for fiscal year 2007. Controls net revenue increased 15.7% due the acquisition of Airpax, 1.0% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate and an increase in pricing. The increase in net revenue was partially offset by a decline in volume. The decline in unit volume was due to overall softness in certain of the controls business segment’s end-markets.

Cost of revenue. Cost of revenue for fiscal year 2008 and fiscal year 2007 was $958.9 million and $950.3 million, respectively. Cost of revenue increased due primarily to the acquisition of Airpax. Excluding the impact of the Airpax Acquisition, cost of revenue decreased primarily due to lower volumes and several cost savings measures announced to offset the impact of lower sales. Cost of revenue for fiscal year 2007 included the turn around effect of the step-up in fair value of inventory of $4.5 million. There was no similar charge recognized during fiscal year 2008. Depreciation expense for fiscal years 2008 and 2007 totaled $51.4 million and $58.2 million, respectively. For the fiscal years 2008 and 2007, $47.7 million and $55.7 million, respectively, of total depreciation expense incurred was included in cost of revenue.

Cost of revenue as a percentage of net revenue for fiscal years 2008 and 2007 was 67.4% and 67.7%, respectively. As a percentage of net revenue, cost of revenue decreased due to the absence of any charges for the turn-around effect of the step-up in fair value of inventory and cost savings measures noted above.

Research & development expense. Research and development (“R&D”) expense for fiscal years 2008 and 2007 totaled $38.3 million and $33.9 million, respectively. R&D expense as a percentage of net revenue for fiscal years 2008 and 2007 was 2.7% and 2.4%, respectively. R&D expense and R&D expense as a percentage of net revenue increased primarily due to our continued focus on development activities to accelerate long-term revenue growth.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for fiscal years 2008 and 2007 totaled $308.2 million and $291.6 million, respectively. SG&A expense increased primarily due to higher amortization expense on definite-lived intangible assets incurred in part due to the acquisition of Airpax. Amortization expense associated with definite-lived intangible assets and capitalized software for fiscal years 2008 and 2007 totaled $148.8 million and $131.1 million, respectively. SG&A expense as a percentage of net revenue for fiscal years 2008 and 2007 was 21.7% and 20.8%, respectively. SG&A expense as a percentage of net revenue increased for the same reason described above for the increase in selling, general and administrative expense.

Impairment of goodwill. In 2008, in connection with our annual impairment review of goodwill, we determined that a portion of our goodwill associated with the Interconnection reporting unit was impaired. As a result, we recorded a goodwill impairment charge of $13.2 million. We believe that the current global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that lead to the impairment of goodwill. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Given the volatility in the end-markets in which we serve and our financial results during the fourth quarter of fiscal year 2008, we updated our goodwill impairment analysis to reflect information and projections available to us as of December 31, 2008. No additional goodwill impairment charges were necessary. However, if certain assumptions, such as projections regarding the end-markets in which we serve, our financial projections, customer bankruptcies or any other factors discussed in the Impairment of Goodwill and Indefinite-Lived Intangibles section of Critical Accounting Polices in this report were to change we may be required to recognize charges in connection with goodwill and/or indefinite-lived intangibles of some or all of our reporting units.

Restructuring. Restructuring during fiscal year 2008 and 2007 totaled $24.1 million and $5.2 million, respectively. During fiscal year 2008, we announced plans to reduce the workforce in several of our business centers and manufacturing facilities (referred to as the 2008 Plan). As a result of these actions, we recognized charges totaling $23.0 million of which $16.2 million relates to severance, $1.3 million relates to a pension enhancement provided to certain eligible employees under a voluntary retirement program, $3.6 million relates to pension curtailment and settlement charges and $1.9 million relates to other exit costs. We expect the cost of these restructuring activities when complete to total approximately $23.9 million. In addition, we incurred a charge of $1.1 million associated with certain facility exit costs related to the FTAS Plan.

During fiscal year 2007, we implemented voluntary early retirement programs in certain of our foreign operations. These programs offered eligible employees special termination benefits in exchange for their early retirement from the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007.

Interest expense. Interest expense for fiscal years 2008 and 2007 totaled $197.8 million and $191.2 million, respectively. Interest expense for fiscal year 2008 consists primarily of interest expense of $177.1 million on our outstanding debt, amortization of deferred financing costs of $10.7 million, $4.9 million of interest associated with our outstanding derivative instruments, $1.3 million of interest on line of credit and revolving credit facility fees and $3.3 million of interest associated with our capital lease and other financing obligations. Interest expense for fiscal year 2007 consists primarily of interest expense of $175.1 million on the outstanding debt, amortization of deferred financing costs of $9.6 million and interest associated with our capital lease obligation of $2.8 million.

Interest income. Interest income for fiscal years 2008 and 2007 totaled $1.5 million and $2.6 million, respectively.

Currency translation gain/(loss) and other, net. Currency translation gain/(loss) and other, net for fiscal years 2008 and 2007 totaled $55.5 million and $(105.5) million, respectively. Currency translation gain and other, net for fiscal year 2008 consists primarily of the currency gains resulting from the re-measurement of our foreign currency denominated debt, which totaled $53.2 million and gains on the extinguishment of debt of $15.0 offset by losses on forward of commodity contracts of $8.3 million and net currency losses due to the re-measurement of monetary assets denominated in foreign currencies of $5.0 million. Currency translation loss and other for fiscal year 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $111.9 million offset by net currency gains due to the remeasurement of our net-monetary assets denominated in foreign currencies which totaled $6.9 million.

Provision for income taxes. Provision for income taxes for fiscal years 2008 and 2007 totaled $53.5 million and $62.5 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense, which primarily relates to amortization of tax deductible goodwill

Loss from Discontinued Operations. Loss from discontinued operations for fiscal years 2008 and 2007 was $20.1 million and $18.3 million, respectively. Fiscal year 2008 includes a loss from operations of our Vision business of $12.2 million and a loss of $7.9 million associated with measuring the net assets of the business at fair value less cost to sell and other exit costs. The loss from operations of our Vision business incurred during fiscal year 2007 was $18.3 million. The $18.3 million includes a charge associated with acquired in-process research and development expense of $5.7 million. On March 14, 2007, Sensata Technologies, Inc. (“STI”), our primary U.S. operating subsidiary, acquired SMaL Camera Technologies, Inc. (“SMaL”) for $12.0 million plus fees and expenses. We allocated $5.7 million of the purchase price to acquired in-process research and development projects. There was no acquired in-process research and development expenses during fiscal year 2008.

Year Ended December 31, 2007 (“fiscal year 2007”) Compared to the Periods April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006

Net revenue. Net revenue for the fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $1,403.3 million, $798.5 million and $375.6 million, respectively. Net revenue increased compared to the prior periods presented due to an increase in unit volumes, primarily in the sensors business segment, the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates. This increase in net revenue was partially offset by pricing declines that are customary in our industry. Net revenue for fiscal year 2007 and the period April 27, 2006 to December 31, 2006 excluding the impact of the FTAS and Airpax Acquisitions, would have been $1,271.6 million and $797.2 million, respectively.

Sensors business segment net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $879.8 million, $496.3 million and $223.3 million, respectively. Sensor net revenue increased compared to the prior periods presented due to an increase in unit volumes, the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was partially offset by a reduction in pricing. Unit volumes increased in several product lines, including occupant weight sensors, automotive pressure transducers and microfused strain gauge sensors. We continue to experience growth in unit volumes in these product lines for a number of reasons including the growth in sensor content within automobiles, our ability to provide a broad range of attractive product offerings to our customers, and the strength in our long-standing customer relationships. Net revenue increased in each of our major geographic areas, including the Americas, Europe and Asia Pacific. Net revenue in the sensors business segment for fiscal year 2007 and the period April 27, 2006 to December 31, 2006, excluding the FTAS and Airpax Acquisitions, would have been $833.9 million and $495.5 million, respectively.

Controls business segment net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $523.4 million, $302.2 million and $152.3 million, respectively. Controls net revenue increased compared to the prior periods presented due to the acquisitions of FTAS and Airpax and favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. This increase was partially offset by a decrease in unit volumes and a reduction in pricing. We believe the decrease in unit volumes was due primarily to the overall softness in certain of our end-markets, primarily the U.S. housing market, and the competitive environment surrounding the Interconnection business. The decline in controls net revenue was most significant in the Americas, which was impacted by the decline in the U.S. housing market. Net revenue in the controls business segment for fiscal year 2007 and the period April 27, 2006 to December 31, 2006, excluding the FTAS and Airpax Acquisitions, would have been $437.7 million and $301.7 million, respectively.

Cost of revenue. Cost of revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $950.3 million, $538.9 million and $253.0 million, respectively. Cost of revenue increased compared to the prior periods presented primarily due to the acquisitions of FTAS and Airpax, the additional depreciation expense primarily associated with the step-up in fair value of acquired property, plant and equipment, the increase in unit volumes sold and the costs associated with voluntary early retirement programs, offset by a decrease in inventory step-up costs. Depreciation expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $58.2 million, $28.4 million and $8.5 million, respectively. For the fiscal year 2007 and the period April 27, 2006 to December 31, 2006, $55.7 million and $27.2 million, respectively, of total depreciation expense incurred was included in cost of revenue. The increase in cost of revenues was partially offset by a reduction in the charges associated with the turnaround effect of the step-up in fair value of inventory. During fiscal year 2007 and the period April 27, 2006 to December 31, 2006, we recognized charges of $4.5 million and $25.0 million, respectively, associated with the step-up in fair value of inventory. The increase in cost of revenues was also partially offset by cost savings from our best-cost sourcing and best-cost producing initiatives.

Cost of revenue as a percentage of net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was 67.7%, 67.5% and 67.4%, respectively. As a percentage of net revenue, cost of revenue increased compared to the prior periods presented due primarily to the additional depreciation expense associated with the step-up in fair value of the acquired property, plant and equipment, the additions of the FTAS and Airpax businesses (which have a higher cost of revenue as a percentage of net revenue compared to the existing S&C business) and the charges for the voluntary early retirement program. The increase in cost of revenue as a percentage of net revenue was partially offset by the reduction in the charges associated with the turnaround effect of the step-up in fair value of inventory, the leverage effect of higher sales on a fixed manufacturing cost base, and the effect of our best-cost sourcing and best-cost producing initiatives.

Research & development expense. R&D expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $33.9 million, $19.7 million and $8.6 million, respectively. R&D expense as a percentage of net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 were 2.4%, 2.5% and 2.3%, respectively. R&D expense and R&D expense as a percentage of net revenue increased compared to the prior periods presented primarily due to our continued focus on development activities to accelerate long-term revenue growth.

Selling, general and administrative expense. SG&A expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $291.6 million, $175.1 million and $39.8 million, respectively. SG&A expense increased primarily due to additional amortization expense associated with the intangible assets acquired through the Sensata Acquisition, FTAS Acquisition and Airpax Acquisition, an increase in general and administrative costs and an increase in our allowance for doubtful accounts. Amortization expense for the fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $131.1 million, $82.7 million and $1.1 million, respectively. The increase in the general and administrative costs reflects the increase in headcount during fiscal year 2007 associated with building an infrastructure to support our business on a stand-alone basis. The increase in the allowance for doubtful accounts was due to one of our customers filing for liquidation as well as recurring provisions for estimated bad debts, returns and price adjustments.

SG&A expense as a percentage of net revenue for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was 20.8%, 21.9% and 10.6%, respectively. As a percentage of net revenue, SG&A expense for fiscal year 2007 increased compared to the (combined) periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 for the reasons described above for the increase in selling, general and administrative expense.

Restructuring. Restructuring during fiscal year 2007 and the period January 1, 2006 to April 26, 2006 was $5.2 million and $2.5 million, respectively. There was no restructuring incurred during the period April 27, 2006 to December 31, 2006. During fiscal year 2007, we implemented voluntary early retirement programs in our foreign operations. These programs offered eligible employees special termination benefits in exchange for their early retirement from the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007. The restructuring charge of $2.5 million incurred during the period January 1, 2006 to April 26, 2006 primarily relates to severance associated with the 2005 Plan.

Interest expense. Interest expense for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $191.2 million, $165.2 million and $0.5 million, respectively. Interest expense, net for fiscal year 2007 consists primarily of interest expense of $175.1 million on the outstanding debt, amortization of deferred financing costs of $9.6 million and interest associated with our capital lease obligation of $2.8 million. Interest expense for the period April 27, 2006 to December 31, 2006 consists primarily of interest expense of $105.0 million on the outstanding debt, $44.6 million of interest expense associated with the DPCs, $6.8 million associated with the write-off of bridge financing fees and amortization of deferred financing costs of $4.8 million. Interest expense for the period January 1, 2006 to April 26, 2006 was not material.

Interest income. Interest income for fiscal year 2007 and the period April 27, 2006 to December 31, 2006 totaled $2.6 million and $1.6 million, respectively. There was no interest income recorded during the period January 1, 2006 to April 26, 2006.

Currency translation gain/(loss) and other, net. Currency translation gain/(loss) and other, net for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $(105.5) million, $(63.6) million and $0.1 million, respectively. The currency translation gain/(loss) and other, net for fiscal year 2007 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $111.9 million and net currency gains due to the remeasurement of our net-monetary assets denominated in foreign currencies which totaled $6.9 million. The currency translation gain/(loss) and other, net for the period April 27, 2006 to December 31, 2006 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt and the Euro denominated liability associated with the DPCs which totaled $65.5 million and net currency gains due to the re-measurement of our net monetary assets denominated in foreign currencies which totaled $1.9 million. The currency translation gain/(loss) and other, net for the period January 1, 2006 to April 26, 2006 totaled $0.2 million.

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

Loss from Discontinued Operations. Loss from discontinued operations for fiscal year 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 was $18.3 million and $1.3 million and $0.2 million, respectively. Fiscal year 2007 includes a charge associated with acquired in-process research and development expense of $5.7 million. There was no acquired in-process research and development expenses during the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006.

Liquidity and Capital Resources

Cash Flows

The following table summarizes our primary sources and uses of cash in the periods presented:

	Successor			Predecessor
	Years Ended		Periods
(Amounts in millions)	December 31, 2008	December 31, 2007	April 27 (inception) - December 31, 2006	January 1 - April 26, 2006
Net cash provided by (used in):
Operating activities:
Continuing operations:
Net (loss)/income, adjusted for non-cash items	$73.0	$127.0	$78.5	$63.0
Changes in operating assets and liabilities	(10.8)	41.1	52.7	(22.3)

Continuing operations	62.2	168.1	131.2	40.7
Discontinued operations	(14.4)	(12.8)	(1.3)	(0.1)

Operating activities	47.8	155.3	129.9	40.6

Investing activities:
Continuing operations	(38.5)	(343.7)	(3,142.5)	(16.7)
Discontinued operations	(0.2)	(12.0)	—	—

Investing activities	(38.7)	(355.7)	(3,142.5)	(16.7)
Financing activities	8.6	175.7	3,097.4	(23.9)

Net change	$17.7	$(24.7)	$84.8	$—

During the Predecessor period presented (January 1, 2006 to April 26, 2006), we participated in TI’s centralized cash management system. As a result, none of TI’s cash or cash equivalents has been allocated to our combined financial statements for those periods.

Operating activities. Net cash provided by operating activities for fiscal year 2008 totaled $47.8 million compared to $155.3 million for fiscal year 2007, $129.9 million for the period April 27, 2006 to December 31, 2006 and $40.6 million for the period January 1, 2006 to April 26, 2006. Changes in operating assets and liabilities for fiscal years 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 totaled $(10.8) million, $41.1 million, $52.7 million and ($22.3) million, respectively. The most significant component to the change in operating assets and liabilities of $(10.8) million was the decrease in accounts payable and accrued expenses of $108.1 million, partially offset by the decrease in accounts receivable of $66.5 million and the decrease in inventories of $26.7 million. The decrease in accounts payable and accrued expenses was due to interest pre-payments on our U.S. and Euro Term Loans and 11.25% Senior Subordinated Notes that were due in January and payments to certain strategic vendors who agreed to migrate to 60 day payment terms. We believe the use of cash during the fourth quarter of fiscal year 2008 associated with the payments to strategic vendors and the pre-payment of interest will turn-around during the first quarter of fiscal year 2009 resulting in a source of cash. The decrease in accounts receivable reflects the decline in net revenue that occurred during the fourth quarter of fiscal year 2008, specifically the month of December. 51% of our fiscal year 2008 net revenue is related to the automotive end-market and 17% of our fiscal year net revenue is specifically related to the U.S. automotive end-market. We monitor the counterparty risk associated with our customers closely. However, our results of operations and liquidity could be significantly impacted if one or more of the big three U.S. automotive manufacturers were to file for bankruptcy protection. During December, many of our facilities and the facilities of our largest customers were closed due to the current economic environment. The decrease in inventory reflects actions we took to lower inventories given the decline in net revenue that occurred during the fourth quarter of fiscal year 2008.

The most significant component to the change in operating assets and liabilities of $41.1 million for the year ended December 31, 2007 and $52.7 million for the period April 27, 2006 to December 31, 2006 was the increase in accounts payable and accrued expenses. The increase in accounts payable and accrued expenses was due to the higher level of overall operating costs and expenses and improvement surrounding management of disbursements. The improvement in the areas of disbursements was the result of an initiative to improve overall working capital which was put in place after the Sensata Acquisition.

The most significant component to the change in operating assets and liabilities of $(22.3) million for the period January 1, 2006 to April 26, 2006 was the increase in accounts receivable of $21.0 million.

Investing activities. Net cash used in investing activities for fiscal year 2008 totaled $38.7 million compared to $355.7 million for fiscal year 2007, $3,142.5 million for the period April 27, 2006 to December 31, 2006 and $16.7 million for the period January 1, 2006 to April 26, 2006.

Net cash used in investing activities during fiscal year 2008 consisted primarily of capital expenditures offset by proceeds from the sale of assets. Capital expenditures during fiscal year 2008 totaled $41.0 million. Cash received from the sale of assets totaled $2.3 million. Net cash used in investing activities during fiscal year 2007 consisted primarily of the acquisitions of Airpax, SMaL and capital expenditures. During July 2007, STI acquired Airpax for total consideration of $277.5 million, net of cash received and SMaL for total consideration of $12.0 million. Capital expenditures during fiscal year 2007 totaled $66.7 million and included routine expenditures as well as expenditures associated with the acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn. Bhd.). Investing activities during the period April 27, 2006 to December 31, 2006 consisted of the acquisition of the S&C business for total consideration of $3,021.1 million, net of cash received, the acquisition of FTAS for total consideration of $91.8 million and capital expenditures of $29.6 million. Investing activities during the period January 1, 2006 to April 26, 2006 consisted of capital expenditures totaling $16.7 million.

In 2009, we anticipate spending approximately $15.0 to $25.0 million on capital expenditures. We believe the nature of the capital spending projected for 2009 to be largely discretionary and routine. Capital expenditures will be funded with cash flows from operations.

Financing activities. Net cash provided by (used in) financing activities for fiscal year 2008 totaled $8.6 million compared to $175.7 million for fiscal year 2007, $3,097.4 million for the period April 27, 2006 to December 31, 2006 and ($23.9) million for the period January 1, 2006 to April 26, 2006.

Net cash provided by financing activities during fiscal year 2008 consisted primarily of $25.0 million of borrowings under the revolving credit facility, proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million, partially offset by principal payments totaling $15.5 million on our U.S. dollar term loan and Euro term loan facilities, payments of debt issuance costs of $5.2 million associated with the refinancing of the Senior Subordinated Term Loan utilized to finance the acquisition of Airpax and payments of $6.7 million to repurchase 9% Senior Subordinated Notes. The principal amount of the 9% Senior Subordinated Notes that were repurchased totaled $22.3 million. We believe that the repurchase of these Notes for the prices we paid represented an attractive return to the Company. During fiscal year 2008, we sold, and are now leasing back, our facility in Malaysia. We received proceeds of $12.6 million from this transaction, which is being accounted for as a financing arrangement, rather than a sale-leaseback, due to the nature of the terms of the lease.

Net cash provided by financing activities during fiscal year 2007 consisted of the borrowings under the Senior Subordinated Term Loan of $195.0 million associated with the acquisition of Airpax partially offset by principal payments totaling $15.0 million on our U.S. term loan and Euro term loan facilities and payments of debt issuance cost of $3.8 million associated with the refinancing of the Senior Subordinated Term Loan utilized to finance the acquisition of Airpax. Net cash provided by financing activities for the period April 27, 2006 to December 31, 2006 consisted primarily of the proceeds from the issuances of the U.S. and Euro term loan facilities of $1.4 billion, the Senior and Senior Subordinated Notes of $751.6 million, the DPCs of $768.3 million and Ordinary Shares of $216.7 million. During this period, we also made debt issuance cost payments totaling $79.1 million and principal payments totaling $6.9 million. Net cash used in financing activities for the period January 1, 2006 to April 26, 2006 consisted primarily of the net transfer to TI of $23.8 million.

Indebtedness and Liquidity

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of December 31, 2008, we had $2.5 billion of outstanding indebtedness.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of December 31, 2008, after adjusting for outstanding letters of credit with an aggregate value of $6.1 million and $25.0 million in borrowings against the revolving credit facility, we had $118.9 million of borrowing capacity available under the revolving credit facility. At December 31, 2008, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are stated to expire in April 2009. We do not anticipate difficulty in renewing these letters of credit upon their expiration. The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, to finance the purchase of FTAS, we borrowed €73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity of this incremental facility to $154.6 million. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

The Senior Secured Credit Facility provides us with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving facility (the “Revolving Facility”), which includes a subfacility for swingline loans. The Revolving Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or 1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. We are subject to a 50 basis point commitment fee on the unused portion of the Revolving Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Facility amount of $150.0 million. Amounts drawn under the Revolving Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Facility must be paid in full at the final maturity date of April 27, 2012.

We also have uncommitted local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $17.0 million.

As of December 31, 2008, we had $1,473.9 million in term loans outstanding against our Senior Secured Credit Facility. Term loans are repayable at 1.0% per year in quarterly installments with the balance due in quarterly installments during the year preceding the final maturity of April 27, 2013. Interest on U.S. dollar term loans are calculated at LIBOR plus 175 basis points and interest on Euro term loans are calculated at EURIBOR plus 200 basis points. The spreads are fixed for the duration of the term loans. Interest payments on the Senior Secured Credit Facility are due quarterly. All term loan borrowings under the Senior Secured Credit Facility are pre-payable at our option at par.

Borrowers under the Senior Secured Credit Facility include Sensata and Sensata Technologies Finance Company, LLC. All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the FTAS acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

Our Senior Secured Credit Facility contains various affirmative and negative covenants that are customary for a financing of this type. The Senior Secured Credit Facility also requires us to comply with financial covenants, including covenants with respect to maximum leverage ratio and minimum interest coverage ratio which become more restrictive in the fourth quarter of fiscal years 2009 and 2010. We satisfied all ratios required by our financial covenants with regard to our Senior Secured Credit Facility as of December 31, 2008.

Our Senior Notes mature on May 1, 2014. Each Senior Note bears interest at 8% per annum from April 27, 2006, or from the most recent date to which interest has been paid or provided for. Interest is payable semiannually in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the Sensata Acquisition. The Senior Notes issuance costs are being amortized over the eight year term of the Senior Notes using the effective interest method. The Senior Notes are unsecured.

We have 9% and 11.25% Senior Subordinated Notes.

The 9% Senior Subordinated Notes mature on May 1, 2016. Each Senior Subordinated Note bears interest at a rate of 9% per annum from April 27, 2006, or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the Senior Subordinated Notes were used to fund a portion of the Sensata Acquisition. The Senior Subordinated Notes issuance costs are being amortized over the ten year term of the Senior Subordinated Notes using the effective interest method. At various dates during November and December 2008, the Company repurchased outstanding Senior Subordinated Notes totaling €17.4 million (or $22.3 million), reducing the amount of outstanding Senior Subordinated Notes to €227.6 million at December 31, 2008. The Senior Subordinated Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future Senior Subordinated Notes.

The 11.25% Senior Subordinated Notes mature on January 15, 2014. Each Senior Subordinated Note bears interest at a rate of 11.25% per annum from July 23, 2008, or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of Senior Subordinated Notes of record at the close of business on January 1 or July 1 immediately preceding the interest payment date, on January 15 and July 15 of each year, commencing on January 15, 2009. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Subordinated Notes were issued initially in an aggregate principal amount of €141.0 million. Proceeds from the issuance of the Senior Subordinated Notes were used to refinance amounts outstanding under an existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007. The Senior Subordinated Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future Senior Subordinated Notes.

In addition, the indentures governing the 8% Senior and 9% Senior Subordinated Notes and 11.25% Senior Subordinated Notes limit, under certain circumstances, our ability and the ability of our Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

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

In addition to macroeconomic factors, our ability to raise additional financing and its borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of February 17, 2009, Moody’s Investors Service’s corporate credit rating for the Company was B3, with stable outlook; and Standard & Poor’s corporate credit rating for the Company was CCC+ with negative outlook.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the 8% Senior Notes, 9% Senior Subordinated Notes and 11.25% Senior

Subordinated Notes, or to fund our other liquidity needs. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.

During fiscal year 2008 and at December 31, 2008, we were in compliance with all of the covenants and default provisions.

Contractual Obligations and Commercial Commitments

The following table reflects our contractual obligations as of December 31, 2008. Some of the figures we include in this table are based on management’s estimates and assumptions about these obligations, including their duration, the possibility of renewal, anticipated actions by third parties, and other factors. Because these estimates and assumptions are necessarily subjective, the obligations we will actually pay in future periods may vary from those reflected in the table:

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior debt obligations principal	$2,443.7	$15.1	$30.2	$2,077.4	$321.0
Senior debt obligations interest	854.5	173.4	344.0	293.8	43.3
Revolving credit facility	25.0	25.0	—	—	—
Capital lease obligations principal(1)	30.0	0.7	1.6	3.0	24.7
Capital lease obligations interest(1)	30.8	2.7	5.2	7.3	15.6
Other financing obligations principal(2)	12.5	1.0	1.9	1.1	8.5
Other financing obligations interest(2)	6.7	0.9	1.6	2.0	2.2
Operating lease obligations(3)	23.8	4.9	5.8	3.4	9.7
Non-cancelable purchase obligations	39.3	6.5	11.5	12.0	9.3

Total(3)	$3,466.3	$230.2	$401.8	$2,400.0	$434.3

(1)	Reflects the obligations resulting from the capital lease of the Attleboro facility, which we entered into during the fourth quarter of 2005 upon completion of the new facility and the obligations resulting from capital leases acquired through the Airpax Acquisition in 2007.
(2)	Other financing obligations reflects obligations resulting from a financing arrangement associated with our manufacturing facility in Kuala Lumpur, Malaysia and a warehouse in Mexico.
(3)	Operating lease obligations include minimum lease payments for leased facilities and equipment.
(4)	This table does not include the contractual obligations associated with the Company’s defined benefit and other post-retirement benefit plans. As of December 31, 2008 the Company has recognized an accrued benefit liability of $59.5 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans. This table does not include $8 million of unrecognized tax benefits at December 31, 2008 as the Company is unable to make reasonably reliable estimates of the period of cash settlement with the respective tax authorities. See Note 12 to consolidated and combined financial statements for further discussion on income taxes.

Product Liability Claims

We accrue for product-related claims if a loss is probable and can be reasonably estimated. Consistent with general industry practice, we enter into formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of our products.

We have been named in a variety of product liability lawsuits relating to motor protectors, thermostats and other products manufactured and sold by the controls business. Historically, we have been dismissed from most of these lawsuits or have settled them for de minimis amounts.

See Item 3, “Legal Proceedings” and Note 17 to consolidated and combined financial statements that appear elsewhere in this report for further discussion of general product liability claims and lawsuits.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Seasonality

Because of the diverse nature of the markets in which we compete, our revenues are only moderately impacted by seasonality. In the sensors business during the period January 2005 to September 30, 2008, no single quarter accounted for less than 24% of sensors business fiscal year revenues. The company has provided information only through September 30, 2008 taking into consideration that during the fourth quarter of fiscal year 2008 the market experienced a negative downturn caused by global economic events, not seasonality. The controls business does have some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.

Restructuring Activity

In fiscal year 2005, we announced a plan to move production lines from Almelo, Holland to a contract manufacturer in Hungary. This relocation was to complete the Almelo site transition to a business center. Concurrently, other actions were taken at our sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demand. These restructuring actions affected 208 jobs, 96 of which were in Holland. These actions are collectively referred to as the “2005 Plan.” In connection with the terms of the Acquisition, we assumed all liabilities relating to the 2005 Plan. Upon the application of purchase accounting, we recognized an additional liability of $0.9 million in accordance with Emerging Issues Task Force (“EITF”) Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination, (“EITF 95-3”) relating to the remaining future severance and outplacement costs for the 2005 Plan. As of December 31, 2008, a total of 205 employees have been terminated as a result of the 2005 Plan and total net pre-tax charges of $14.1 million have been recognized. Costs typically associated with restructuring actions relate to severance payments to employee.

In December 2006, we acquired FTAS from Honeywell. As part of the integration of this business, we closed several manufacturing facilities and business centers, and terminated 141 employees. In accordance with EITF 95-3 and other accounting literature, we recognized restructuring liabilities of $10.1 million in purchase accounting and recognized other charges in the consolidated statement of operations of $1.1 million related to these actions. The activities associated with the FTAS Plan were completed in fiscal year 2008, and we anticipate the remaining payments associated with contractual lease obligations to be paid through 2014.

In July 2007, we acquired Airpax from William Blair. As part of the integration of this business, we closed several manufacturing facilities and business centers, and terminated 326 employees. In accordance with EITF 95-3 and other accounting literature, we recognized restructuring liabilities of $7.2 million in purchase accounting. We expect severance and exit activities associated with the Airpax Plan to be completed in fiscal year 2009 and remaining payments associated with severance and other exit costs to be paid through 2010.

During fiscal year 2008, we announced plans to reduce the workforce in several business centers and manufacturing facilities throughout the world. As a result, we recognized a charge in the consolidated statement of operations of $23.0 million.

For a reconciliation of the restructuring reserves referenced above refer to Note 9 to our consolidated and combined financial statements that appear elsewhere in this report.

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

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. Sales returns have not historically been significant to our revenues and have been within the estimates made by management.

Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Impairment of Goodwill and Indefinite-Lived Intangibles

Companies acquired in a purchase transaction are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2008, goodwill and other intangible assets represented approximately 47% and 31% of our total assets, respectively.

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

In connection with our annual impairment review, we estimate the fair value of our reporting units using discounted cash flow models based on our most recent long-range plan giving consideration to valuation multiples (e.g., Invested Capital/ EBITDA) for peer companies. We then compare the estimated fair value to the net book value of each reporting unit, including goodwill. Preparation of forecasts of revenue growth and profitability for use in the long-range plan and the selection of the discount rate involve significant judgments. Changes to the forecasts or the discount rate selected could affect the estimated fair value of one or more of our reporting units and could result in a goodwill impairment charge in a future period.

If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, which comprises additional factors in assessing the fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process and finished goods is determined on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence. Allowances are determined by comparing inventory levels of individual materials and parts to historical usage rates, current backlog and estimated future sales and by analyzing the age of inventory, in order to identify specific components of inventory that are judged unlikely to be sold. Provisions to the inventory allowance are recognized regularly based on the analysis described above and could have a material adverse impact on our financial condition and results of operations.

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

Pension and Post-Employment Benefit Plans

We sponsor various pension and post-employment benefit plans covering our employees in several countries. The estimates of our obligations and related expense of these plans recorded in our financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by us. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) loss. If total net (gain)/loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

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

The fair value of the Tranche 1 options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of these options are as follows: dividend yield/interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate. The expected term of the time vesting options was based on the “simplified” methodology prescribed by the Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We review the historical and implied volatility of publicly traded companies within our industry and utilize the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on our estimated forfeitures by plan participants due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate. The dividend yield is based on management’s judgment with input from our Board of Directors.

The fair value of the Tranche 2 and 3 options are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of Tranche 1 options in addition to assumed time to liquidity and probability of an initial public offering versus a disposition. The assumed time to liquidity and probability of an initial public offering versus a disposition are based on management’s judgment with input from our Board of Directors.

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application method. Under this transition method, compensation cost recognized in the period January 1, 2006 to April 26, 2006 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in TI’s pro forma footnote disclosures), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)).

This amount includes S&C’s portion of the impact of recognizing compensation expense related to participation in TI’s non-qualified stock options offered under TI’s employee stock purchase plan. Compensation expense related to restricted stock units was already being recognized before implementation of SFAS No. 123(R). The total amount of recognized share-based compensation expense applicable to the S&C business was $1,070 thousand for the period from January 1, 2006 to April 26, 2006.

All options under the Predecessor’s plans were settled in cash effective on the date of the Acquisition and certain employees received new grants of share-based awards.

For the Successor period, the expense recognized under SFAS 123(R) was $2,108 thousand, $2,015 thousand and $1,259 thousand for the fiscal years 2008 and 2007 and the period from April 27, 2006 to December 31, 2006, respectively. The calculation of share-based compensation expense requires management to make assumptions regarding the fair value of the share-based awards. Those assumptions include future operating results, potential volatility of the value of the Company, discount rates and forfeiture rates.

Recent Accounting Pronouncements

In December 2008, the FASB issued Financial Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other postretirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. We will adopt this standard in our annual filing for the year ended December 31, 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, Business Combinations, (“SFAS 141(R)”), and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after December 15, 2008. We will adopt this FSP effective January 1, 2009. We do not expect the adoption of this statement to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for us. SFAS 161 shall be applied prospectively as of the beginning of the period in which it is initially adopted. We will adopt this standard effective January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective as of November 15, 2008 for financial statements presented in conformity with U.S. GAAP. There was no impact on our financial position, results of operations or cash flow upon the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumption for pricing an asset or liability as well as consideration of ongoing performance. SFAS 157 clarifies that a fair value measurement for a liability should reflect the risk that the obligation will not be fulfilled (i.e., non-performance risk). A reporting entity’s credit risk is a component of the non-performance risk associated with its obligations and, therefore, should be considered in measuring fair value of its liabilities. Effective January 1, 2008, we adopted SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measures for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for us. As a result of adopting FSP 157-2, we have only partially adopted SFAS 157. However, there were no major categories of assets or liabilities that are recognized or disclosed at fair value for which we have not applied the provisions of FSP 157-2. We do not expect the adoption of SFAS 157 to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to elect fair-value measurements when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. We adopted SFAS 159 as of January 1, 2008 but chose not to elect to apply the fair value measurement. This adoption had no impact on our operating results or its financial position.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for us. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We will adopt this standard on January 1, 2009 but do not believe SFAS 160 will have any impact on our financial position or results of operations since we do not currently hold any minority interest in our subsidiaries.

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations (“SFAS 141”), some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will impact us if we are party to a business combination after the pronouncement has been adopted or if there are changes in the carrying amount of a valuation allowance associated with an acquired deferred income tax asset or in a liability for an assumed income tax uncertainty. We will adopt SFAS 141(R) for its fiscal year beginning January 1, 2009.

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

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by a quoted market price and reflects the asset or (liability) position as of the end of each reporting period. Generally, when the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

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

The swaps are accounted for in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. No ineffective portion was recorded to earnings during fiscal years 2008 or 2007 or the period April 26, 2006 to December 31, 2006. The critical terms of the interest rate swap are identical to those of the designated variable rate debt under our Senior Secured Credit Facility. The 3-month LIBOR rate was 1.4% as of December 31, 2008.

The terms of the swaps are shown in the following table:

Current Notional Principal Amount (U.S. dollars in millions)	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$240.0	January 27, 2011	3 Month LIBOR	5.377%

Further, consistent with our risk management objective and strategy to reduce exposure to variability in cash flows on our outstanding and forecasted debt, in June 2006, we executed several Euro interest rate collar contracts covering €750.0 million variable rate debt. Since June 2006, certain Euro interest rate collars have expired. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our EURIBOR-based debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on our EURIBOR-based variable rate debt at prevailing market rates. The 3-month EURIBOR rate was 2.9% as of December 31, 2008.

The terms of the collars are shown in the following table:

Current Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
€250.0 to 160.0	Amortizing	July 28, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

As of December 31, 2008 we had Euro denominated debt of €757.0 million ($1,067.4 million).

The significant components of our long-term debt are as follows:

(Amounts in thousands)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2008	Fair value as of December 31, 2008
Senior secured term loan facility (denominated in U.S. dollars)	5.00%	$926.3	$384.8
Senior secured term loan facility (€388.4 million)	6.75%	547.7	226.2
Revolving credit facility	5.20%	25.0	19.6
Senior Notes (denominated in U.S. dollars)	8.00%	450.0	147.2
Senior Subordinated Notes (€227.6 million)	9.00%	320.9	104.5
Senior Subordinated Notes (€141.0 million)	11.25%	198.8	85.9

Total(1)		$2,468.7	$968.2

(1)	Total outstanding balance excludes capital lease and other financing obligation of $42.5.

Sensitivity Analysis

As of December 31, 2008, we had U.S. dollar and Euro denominated variable rate debt with an outstanding balance of $1,474.0 million issued under our Senior Secured Credit Facility, as follows:

•

$926.3 million of U.S. dollar denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $9.3 million. This increase would be offset by a reduction of $1.9 million in interest expense resulting from the Company’s $240.0 million of variable to fixed interest rate swaps adjusted for quarterly amortization.

•

€388.4 million ($547.7 million equivalent as of December 31, 2008) of variable rate debt. An increase of 100 basis points in the EURIBOR rate would result in additional annual interest expense of $5.5 million at an exchange rate of $1.41 to €1.00 at December 31, 2008. Depending upon prevailing EURIBOR rates, this increase may be offset by a reduction in interest expense resulting from our €250.0 million of interest rate collars.

We have $450.0 million of 8.0% fixed rate debt. If market rates relating to this debt increased / (decreased) by 1 percentage point, the fair value of the debt would (decrease) / increase by $6.9 million.

We have €227.6 million ($320.9 million U.S. dollar equivalent as of December 31, 2008) of 9.0% fixed rate debt. If market rates relating to this debt (decreased) / increased by 1 percentage point, the fair value of the debt would increase / (decrease) by $1.9 million.

We have €141.0 million ($198.8 million U.S. dollar equivalent as of December 31, 2008) of 11.25% fixed rate debt. If market rates relating to this debt (decreased) / increased by 1 percentage point, the fair value of the debt would increase / (decrease) by $1.4 million.

Total Euro-based debt outstanding as of December 31, 2008 was €757.0 million ($1,067.4 million U.S. dollar equivalent as of December 31, 2008). An increase/(decrease) of 10% in the Euro/dollar exchange rate at an exchange rate of $1.41 to €1.00 at December 31, 2008 would result in an increase/(decrease) to earnings of $106.7 million due to the remeasurement of the Euro-based debt. The Euro-based value of the debt would remain unchanged.

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

Commodity Risk

During fiscal years 2008 and 2007, we entered into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with SFAS 133, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation (loss) / gain and other. During fiscal years 2008 and 2007, we recognized a net loss of $8.3 million and $0.6 million, respectively associated with these derivatives.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Item 15.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

Based upon, and as of the date of this evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2008.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 based on the framework published by the Committee of Sponsoring Organizations of the Treadway Commission, referred to as the Internal Control—Integrated Framework. The objective of this assessment was to determine whether the Company’s internal control over financial reporting was effective as of December 31, 2008. Based on its assessment using the criteria in the Internal Control—Integrated Framework, management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective.

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

(c) Changes in internal control over financial reporting.

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

The following table sets forth information as of January 20, 2009 regarding individuals who serve as directors and executive officers of the Registrant’s primary operating subsidiary, Sensata Technologies, Inc.

Name	Age	Position(s)
Thomas Wroe	58	Chief Executive Officer and Chairman of the Board
Martha Sullivan	52	Executive Vice President, Chief Operating Officer and Director
Jeffrey Cote	42	Executive Vice President, Chief Financial Officer and Director
Robert Kearney	61	Senior Vice President, Corporate Services
Donna Kimmel	46	Senior Vice President, Human Resources
Steve Major	51	Senior Vice President, Sensors
Richard Dane, Jr.	53	Senior Vice President, Global Operations
Jean-Pierre Vasdeboncoeur	57	Vice President, Electrical Protection
Michael Ward	45	Director
Stephen Zide	48	Director
Paul Edgerly	53	Director
Ed Conard	52	Director
Walid Sarkis	39	Director
John Lewis	44	Director

Thomas Wroe has served as Chief Executive Officer and a director since the completion of the Transaction, and as Chairman of the Board since June 2006. Mr. Wroe served as the President of the S&C business of TI since June 1995 and as a Senior Vice President of TI since March 1998. Mr. Wroe was with TI since 1972, and prior to becoming President of the S&C business, Mr. Wroe worked in various engineering and business management positions.

Martha Sullivan was appointed Executive Vice President and Chief Operating Officer by the Board of Directors in January 2007. She has served as Chief Operating Officer and a director since the completion of the Transaction. Ms. Sullivan served as Sensor Products Manager for the S&C business of TI since June 1997 and as a Vice President of TI since 1998. Ms. Sullivan was with TI since 1984 in various engineering and management positions, including Automotive Marketing Manager, North American Automotive General Manager and Automotive Sensors and Controls Global Business Unit (GBU) Manager.

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

Robert Kearney was appointed Senior Vice President, Corporate Services by the Board of Directors in January 2007. Prior to January 2007, he served as Chief Financial Officer since the completion of the Transaction. Mr. Kearney served as Global Finance and Information Technology Manager for the S&C business of TI since July 2001 and as a Vice President of TI since 2001. Mr. Kearney was with TI since 1973, and was employed in various financial and management positions including Vice President and Controller of Materials & Controls, Officer and Finance Director of TI Japan, S&C Asia Regional Manager and S&C Interconnection GBU Manager.

Donna Kimmel was appointed Senior Vice President, Human Resources by the Board of Directors in January 2007. She has served as Vice President, Human Resources since the completion of the Transaction.

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

Steve Major was appointed Senior Vice President, Sensors by the Board of Directors in January 2007. He has served as Vice President, Sensors since the completion of the Transaction. Mr. Major served as the General Manager for North American Automotive Sensors for the S&C business of TI since 2000. Mr. Major joined TI in 1983 after serving four years in the United States Army.

Richard Dane, Jr. was appointed Senior Vice President, Global Operations by the Board of Directors in January 2007. He has served as Vice President, Operations since the completion of the Transaction. Mr. Dane served as Best Cost Producer (“BCP”) Strategy Manager for the S&C business of TI since April 2001 and as a Vice President of TI since 2002. Mr. Dane joined TI in 1977, and has been employed in various management positions including S&C General Manager in Canada, Radio Frequency Identification (“RFID”) Systems General manager in Germany and S&C Best Cost Producer Strategy Manager.

Jean-Pierre Vasdeboncoeur was appointed Vice President, Electrical Protection, by the Board of Directors in July 2008. He has served as both Vice President and Senior Vice President, Controls since the completion of the Transaction. Mr. Vasdeboncoeur joined TI in 1978 and has been employed in various financial and business positions including Control Product Europe Business Manager and Motor Controls Global Strategy Manager.

Michael Ward has served as director since the completion of the Transaction. He is a member of the Audit and the Executive, Compensation and Governance (“ECG”) Committees, and is the financial expert for the Audit Committee. Mr. Ward is a Managing Director of Bain Capital and joined the firm in 2003. From 1997 through 2003 Mr. Ward was President and Chief Operating Officer of Digitas. Prior to Digitas, Mr. Ward spent four years with Bain & Company and nine years with PricewaterhouseCoopers LLP.

Stephen Zide has served as a director since the completion of the Transaction. He is a member of the Audit and the ECG Committees. Mr. Zide has been a Managing Director of Bain Capital since 2001 and joined the firm in 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a strategic partner of Bain Capital in Sydney, Australia. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms.

Paul Edgerley has served as a director since the completion of the Transaction. He is a Managing Director of Bain Capital, where he has worked since 1988. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and a manager in the healthcare, information services, retail and automobile industries. Previously he worked for Peat Marwick Mitchell & Company.

Ed Conard has served as a director since the completion of the Transaction. Mr. Conard is a Managing Director of Bain Capital and joined the firm in 1993. Prior to joining Bain Capital, Mr. Conard was a director of Wasserstein Perella from 1990 to 1992 where he headed the firm’s Transaction Development Group. Previously, Mr. Conard was a Vice President at Bain & Company, where he headed the firm’s operations practice and managed major client relationships in the industrial manufacturing and consumer goods industries. Mr. Conard also has experience as both a product and manufacturing engineer in the automobile industry.

Walid Sarkis has served as a director since the completion of the Transaction. Mr. Sarkis is a Managing Director of Bain Capital, where he has worked since 1997. Prior to joining Bain Capital, Mr. Sarkis was a consultant with the Boston Consulting Group in France where he provided strategic and operational advice to companies in the consumer products and industrial goods sectors. Previously he was an officer in the French Army.

John Lewis has served as a director since the completion of the Transaction. John Lewis is a Partner of Unitas Capital and currently oversees the firm’s activities in China. Prior to joining in 1996, Mr. Lewis was a member of Chase Manhattan Bank’s Merchant Banking Group in Hong Kong for two years, where he was responsible for developing Chase’s direct investment business in Asia. Previously, he worked in Chase’s Merchant Banking Group in New York for four years, focusing on providing debt and equity financing for leveraged acquisitions.

There are no family relationships between any of our executive officers or directors.

Audit Committee

An Audit Committee of the board of directors of STI was established in 2006 and oversees the financial reporting process and is concerned with compliance with accounting policies, legal requirements and internal controls. It interacts with and evaluates the effectiveness of the external and internal audit process and reviews compliance with the Company’s code of conduct.

The Audit Committee consists of two directors of the board, Michael Ward and Stephen Zide, with Mr. Ward acting as the Audit Committee Chairman. Either Mr. Ward and Mr. Zide may qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)15 of Nasdaq’s marketplace rules. The board has determined that Mr. Ward is an Audit Committee financial expert under the rules of the SEC. The Audit Committee meets with senior management, which includes the Chief Executive Officer and the Chief Financial Officer, at least four times a year. The external and internal auditors attend these meetings and have unrestricted access to the Committee and its Chairman.

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

Compensation Discussion and Analysis

This Compensation Discussion and Analysis section describes the material elements of our compensation programs for our executives, including the Named Executive Officers as listed in the Summary Compensation Table below. This section also provides an overview of our executive compensation philosophy and analyzes how and why the Executive, Compensation and Governance (“ECG”) Committees arrive at specific compensation decisions and policies.

Role of the Executive, Compensation and Governance Committee

The ECG of the board of directors of Sensata Technologies, Inc. (“STI”) is composed of two members of the board of directors of STI, Michael Ward and Stephen Zide. Either Mr. Ward and Mr. Zide may qualify as an independent director based on the definition of independent director set forth in Rule 4200(a)15 of Nasdaq’s marketplace rules. The ECG is responsible for reviewing and approving the compensation for the officers and Named Executive Officers. The ECG reviews the overall compensation philosophy and objectives on an annual basis.

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

Components of Compensation

Compensation for the officers and executive officers, including Named Executive Officers, consists of the following components:

Cash Compensation

Our officers and executive officers, including our Named Executive Officers, receive annual cash compensation in the form of base salary, annual incentive bonuses and profit-sharing which collectively constitute the executive’s total annual cash compensation. The levels of total annual cash compensation are established annually under a program intended to maintain parity with the competitive market for executives in comparable positions. Total annual cash compensation for each position is targeted at the “market value” for that position as measured by our annual benchmark review described above.

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

Base Salary. Base salary for officers and executive officers, including Named Executive Officers, is established based on the individual’s scope of responsibilities, taking into account competitive market compensation paid by other companies to executives in similar positions. We believe that executive base salaries should be targeted below the median range of salaries paid to executives with similar responsibilities and in similar positions with comparable companies, as measured by our annual benchmark review described above. Base salaries are reviewed annually and adjusted to realign salaries with market levels after taking into account each individual’s responsibilities, performance and experience. In 2008, in keeping with our strategy, we paid base salaries for our officers and executive officers, including our Named Executive Officers, below the median level of salaries for executives in similar positions with comparable companies.

Annual Incentive Bonus. Annual incentive bonuses are used to provide compensation to officers and executive officers, including Named Executive Officers, which is tied directly to our annual Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and certain other costs as defined in the Senior Secured Credit Facility) growth goal, which is aligned with our Sponsors’ growth objectives. If we meet our Adjusted EBITDA growth goal, then we pay out 100% of the pre-determined bonus pool. If we exceed our Adjusted EBITDA growth goal, then we pay out more than 100% of the pre-determined bonus pool, and if we fall short of our Adjusted EBITDA growth goal, we pay out less than 100% of the pre-determined bonus pool. We expect the payout percentages relative to our performance scale to be determined by the Chief Executive Officer and reviewed and approved by the ECG at the beginning of each year. The performance target for the Chief Executive Officer is set by the ECG based on comparables supplied by the Director of Compensation and the amount of the annual incentive bonus to be paid to the Chief Executive Officer is determined by the ECG based on Sensata’s achievement of our Adjusted EBITDA growth goal, as such targets may be adjusted by the ECG, with input provided by the Chief Executive Officer. For 2008, based on our 2008 performance, we did not pay annual incentive bonus for our officers and executive officers, including our Named Executive Officers, since we fell below our performance target.

We do not publically disclose specific annual Adjusted EBITDA targets as we deem such targets to be highly confidential. Disclosing our annual Adjusted EBITDA objective would provide competitors and other third parties with insights into our strategic planning process and would therefore cause us competitive harm. Our targets are intended to be realistic and reasonable, but challenging, in order to drive Company growth and performance.

Profit-Sharing. We also provide annual cash incentive to all of our employees, including our Named Executive Officers, through a profit sharing program. The profit-sharing program is tied directly to our annual Adjusted EBITDA growth goal. Payout of this incentive is based on base earnings. The Chief Executive Officer, with the ECG, determines the Adjusted EBITDA growth goals for the year and sets the corresponding payout. If we exceed our Adjusted EBITDA goal, then we pay out more than 100% of the pre-determined profit sharing pool, and if we fall short of our Adjusted EBITDA goal, we pay out less than 100% of the pre-determined profit sharing pool. Profit-sharing incentives are paid in February based on the previous year’s Adjusted EBITDA results. For 2008, based on our 2008 performance, we did not pay any profit-sharing cash incentives to our employees, including Named Executive Officers, since we fell below our performance target.

Equity Compensation

Upon completion of the Acquisition, officers and executive officers, including Named Executive Officers were granted equity awards. Equity awards was granted pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan as a primary incentive to achieve growth goals and retain executive talent. Also, in connection with the Acquisition, all employees who previously held TI restricted stock were granted restricted stock pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Securities Purchase Plan. Equity compensation is granted as a long-term, non-cash incentive and as a means to align the long-term interests of executives.

Options. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, or the Stock Option Plan, we may award non-qualified options, subject to review by the Chief Executive Officer and ECG. All awards are in the form of options exercisable for Ordinary Shares and a fixed amount of Ordinary Shares has been reserved for issuance under this plan. All awards of options under the plan are divided into three equal portions, or tranches. The first tranche is subject to time vesting and will vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5). The second and third tranches are subject to the same time vesting as the first tranche, but are subject to the completion of a liquidity event that results in specified returns, respective to each tranche, on our Sponsor’s investment. Options granted under this plan are generally not transferable by the optionee. Except as otherwise provided in specific option award agreements, options that are fully vested expire 60 days after termination of the optionee’s employment for any reason other than termination for cause (in which case the options expire on the optionee’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the optionee’s termination date). In addition, any securities issued to an optionee upon an exercise of an option granted under the plan are subject to repurchase upon termination of the optionee’s employment. Any optionee who exercises an option awarded under this plan automatically becomes subject to the Management Securityholders Addendum to the plan that provides additional terms and conditions upon which the optionee may hold the securities. The term of all options granted under this plan may not exceed ten years.

Restricted Stock. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Securities Purchase Plan, or the Securities Purchase Plan, we may award certain restricted securities, subject to review by the Chief Executive Officer and ECG. All awards of restricted securities are in the form of Ordinary

Shares. The management board of our Parent may authorize awards under this plan at its discretion from time to time. The management board may also sell restricted securities to any participant in this plan at prices the board may determine at its sole discretion. Restricted securities granted under this plan are generally not transferable by the recipient of the securities. In addition, any restricted securities granted under the plan are subject to repurchase upon termination of the recipient’s employment. Any recipient of restricted securities under this plan, either by award or purchase, automatically becomes subject to the Management Securityholders Addendum to the plan that provides additional terms and conditions upon which the recipient may hold the restricted securities. Other than in connection with the Acquisition, we have not made any awards of restricted stock.

Retirement and Other Benefits. The Named Executive Officers are eligible to participate in the retirement and benefit programs as described below. The ECG reviews the overall cost to the Company of the various programs generally when changes are proposed. The ECG believes the benefits provided by these programs are important factors in attracting and retaining officers and executive officers, including the Named Executive Officers.

Pension Plan. As part of their post-employment compensation, Ms. Sullivan and Mr. Major participate in the Sensata Technologies Employees Pension Plan. All retirement plans provided for employees duplicate benefits provided previously to participants under plans sponsored by TI, and recognize prior service with TI.

The benefits under the qualified benefit pension plan (“pension plan”) are determined using a formula based upon years of service and the highest five consecutive years of compensation. TI closed the pension plan to participants hired after November 1997. In addition, participants eligible to retire under the TI plan as of April 26, 2006 were given the option of continuing to participate in the pension plan. See the “Pension Benefits” section for more information on the benefits and terms and conditions of our pension plan.

Supplemental Benefit Pension Plan. The Sensata Technologies Supplemental Benefit Pension Plan is a nonqualified benefit payable to participants that represents the difference between the vested benefit actually payable under the Sensata Technologies Employees Pension Plan at the time of computation (and in the form of a benefit for which the computation is made) and the vested benefit that would be payable under the Sensata Technologies Employees Pension Plan had there been no qualified compensation limit.

401(k) Savings Plans. The Named Executive Officers are eligible to participate in these plans on the same basis as all other eligible employees. The type of plan in which a person participates depends on his or her previous employment with TI and whether the individual participates in the TI Pension Plan or the Sensata Technologies Employees Pension Plan. Beginning in 2009, our matching of employees’ contributions under both plans will be discretionary and based on the financial performance of the Company.

Plan A: Dollar for Dollar Matching

•	For new employees, we match dollar for dollar up to 4% of the employee’s contribution. Mr. Wroe and Mr. Cote are participants in this plan.

•

For employees who chose in 1998 to stop participation in the TI Pension Plan, we match dollar for dollar up to 4% of the employee’s contributions. For these employees, in addition to matching the employee’s contributions up to 4%, we also contribute 2% of the employee’s eligible earnings to the plan. Ms. Kimmel is a participant in this plan.

Plan B: Fifty Cents per Dollar Matching

•

For employees who transferred to the Sensata Technologies Employees Pension Plan from the TI Pension Plan (but did not retire under), we match $0.50 per $1.00 contributed by the employee, up to 4% of the employee’s contribution. These employees participate in the Sensata Technologies Employees Pension Plan. Ms. Sullivan and Mr. Major are participants in this plan.

Health and Welfare Plans. We provide medical, dental, vision, life insurance and disability benefits to all eligible non-contractual employees. The Named Executive Officers are eligible to participate in these benefits on the same basis as all other employees.

Post-Employment Medical Plan. In general, employees, including executive officers, with 20 or more years of service, including time worked at TI, are eligible for Retiree Health & Dental benefits from Sensata. Individuals hired on or after January 1, 2007 and individuals who retired from TI, including Mr. Wroe, are not eligible for Retiree Health & Dental benefits from Sensata. Ms. Sullivan, Mr. Cote, Mr. Major and Ms. Kimmel are eligible for this plan.

Perquisites. In addition to the components of compensation discussed above, we offer perquisites to our executive officers group, including the Named Executive Officers, in the form of financial counseling. See the “Summary Compensation Table” below for a listing of the reportable perquisites for the Named Executive Officers.

Employment Agreements, Change-In-Control Provisions and One-Time Payments

We have employment agreements in place with all of our Named Executive Officers. The agreements are for a one-year term, automatically renewing for successive additional one-year terms. Each Named Executive Officer is entitled to an annual base salary and is eligible to earn an annual incentive bonus and participate in profit-sharing in an amount equal to a certain percentage of his or her annual base salary, as previously described. If any Named Executive Officer, other than Mr. Wroe, is terminated without “cause” (as defined below), or if the Named Executive Officer terminates his or her employment for “good reason” (as define below), during the employment term, then the Named Executive Officer will be entitled to a severance payment equal to one year of his or her annual base salary rate plus an amount equal to the average of the Named Executive Officer’s annual bonus for the two years preceding his or her termination. If Mr. Wroe is terminated without cause, or Mr. Wroe terminates his employment for good reason, during his employment term, Mr. Wroe will be entitled to a severance payment equal to two years of his annual base salary rate plus an amount equal to the annual bonus payments Mr. Wroe received for the two years preceeding his termination. We believe that these agreements serve to maintain the focus of our Named Executive Officers and ensure that their attention, efforts and commitment are aligned with maximizing our success. These agreements avoid distractions involving executive management that arise when the Board is considering possible strategic transactions involving a change in control and assure continuity of executive management and objective input to the Board when it is considering any strategic transaction.

For more information regarding change-in-control arrangements, please refer to “Compensation Discussion and Analysis—Potential Payments upon Termination or Change in Control.”

Executive Compensation and Governance Committee Interlocks and Insider Participant

Messers. Ward and Zide, who each serve as a director on our board of directors, comprise the ECG Committee. No member of our ECG Committee serves as a member of the compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as a member of our ECG Committee.

REPORT OF EXECUTIVE, COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE

The ECG has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2008 with management. Based on such review and discussions, the ECG recommended to the board that the CD&A be included in this annual report on Form 10-K for the year ended December 31, 2008.

By the Executive, Compensation and Corporate Governance Committee:

Michael Ward

Stephen Zide

Summary Compensation Table

The following table sets forth information required under applicable SEC rules about the compensation for the fiscal years ended December 31, 2008, 2007 and 2006 of (i) our Chief Executive Office, (ii) our Chief Financial Officer, and (iii) our three most highly compensated other executive officers who were serving as officers on December 31, 2008 (collectively, the “Named Executive Officers”).

For more information about the components of total compensation, please refer to:

•	“Compensation Discussion and Analysis—Cash Compensation” for information about salary;

•	“Compensation Discussion and Analysis—Cash Compensation” for information about bonuses and other non-equity incentives;

•	“Compensation Discussion and Analysis—Equity Compensation” for information about awards of restricted securities and options;

•	“Compensation Discussion and Analysis—Retirement and Other Benefits” for information about pension and other retirement programs; and

•	“Compensation Discussion and Analysis—Employment Agreements, Change-In-Control Provisions and One-Time Payments” for information about our other compensation.

Name & Principal Position	Fiscal Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(4)	All Other Compensation ($)(5)	Total ($)
Thomas Wroe	2008	$568,790	$—	$103,324	$301,292	$—	$—	$23,591	$996,997
Chief Executive Officer	2007	495,870	750,000	103,324	301,292	—	—	79,511	1,729,997
	2006	415,050	450,000	111,543	188,308	—	—	3,216,333	4,381,234

Jeffrey Cote	2008	$370,170	$—	$—	$214,468	$—	$—	$9,857	$594,495
Chief Financial Officer	2007	350,040	375,000	—	163,157	—	—	489,637	1,377,834
	2006	—	—	—	—	—	—	—	—

Martha Sullivan	2008	$417,090	$—	$—	$252,697	$—	$111,910	$18,828	$800,525
Chief Operating Officer	2007	382,160	300,000	23,055	252,697	—	242,116	54,630	1,254,658
	2006	306,990	240,000	38,424	157,936	—	187,824	711,613	1,642,787

Steve Major	2008	$274,635	$—	$—	$106,910	$—	$90,359	$18,674	$490,578
Senior Vice President, Sensors	2007	252,645	185,000	—	106,910	—	143,342	38,662	726,559
	2006	214,630	160,000	—	66,819	—	106,145	281,058	828,652

Donna Kimmel	2008	$243,375	$—	$—	$77,753	$—	$—	$33,677	$354,805
Senior Vice President, Human Resources	2007	225,975	125,000	9,222	77,753	—	—	51,185	489,135
	2006	186,700	95,000	15,371	48,596	—	—	407,337	753,004

(1)	Each named executive’s base salary was paid by TI during the period from January 1, 2006 to April 26, 2006 and was paid by Sensata thereafter, with the exception of Mr. Cote who joined Sensata in 2007. In addition, (i) in September 2006, the annual base salaries of Mr. Wroe, Mr. Major and Ms. Kimmel were increased to $450,000, $234,000 and $207,000, respectively; and (ii) Ms. Sullivan’s annual base salary was increased to $350,040 in June 2006.
(2)	Represents the amortized SFAS 123(R) compensation cost to Sensata of outstanding restricted stock unit awards as of December 31, 2008, 2007 and 2006. See Note 14 to the financial statements included within this report for further discussion of the relevant assumptions used in calculating the compensation cost.
(3)	Represents the amortized SFAS 123(R) compensation cost to Sensata of unvested stock option awards associated with the first tranche as of December 31, 2008, 2007 and 2006. See Note 14 to the financial statements included within this report for further discussion of the relevant assumptions used in calculating the compensation cost.
(4)	Reflects the actuarial increase in the pension value provided under the Employees Pension Plan and the Supplemental Pension Plan.
(5)	The table below presents an itemized account of “All Other Compensation” provided to our named executive officers, regardless of the amount and any minimal thresholds provided under the SEC rules and regulations.

Name	Fiscal Year	Financial Counseling ($)(1)	Insurance Premium Contributions ($)(2)	Matching Contributions to 401(k) Plan($)(3)	Supplemental Contributions to 401(k) Plan($)(4)		Profit Sharing Payments($)(5)	Payments for Unused Vacation Time($)(6)	Divestiture Bonus(7)	Deferred Compensation Payments($)(8)	Dividend Payments on Restricted Stock($)(9)	Payments for Unvested TI Stock($)(10)	Signing Bonus
T. Wroe	2008	$13,520	$871	$9,200	$		$—	$—	$—	$—	$—	$—	$—
	2007	22,425	793	9,000		—	47,293	—	—	—	—	—	—
	2006	4,344	270	4,400		—	96,292	50,319	1,357,140	1,702,668	900	—	—

J. Cote	2008	$—	$657	$9,200	$		$—	$—	$—	$—	$—	$—	$—
	2007	—	635	9,000		—	30,002	—	—	—	—	—	450,000
	2006	—	—	—		—	—	—	—	—	—	—	—

M. Sullivan	2008	$13,520	$708	$4,600	$		$—	$—	$—	$—	$—	$—	$—
	2007	13,000	670	4,500		—	31,108	5,352	—	—	—	—	—
	2006	4,335	270	4,400		—	37,372	—	440,000	—	450	224,786	—

S. Major	2008	$13,520	$554	$4,600	$		$—	$—	$—	$—	$—	$—	$—
	2007	13,000	530	4,500		—	20,632	—	—	—	—	—	—
	2006	3,250	270	4,987		—	16,522	—	115,500	140,529	—	—	—

D. Kimmel	2008	$13,520	$520	$9,200		$4,600	$—	$5,837	$—	$—	$—	$—	$—
	2007	13,000	501	9,000		4,500	16,048	8,136	—	—	—	—	—
	2006	4,335	270	10,801		6,968	21,344	9,603	240,000	—	180	113,836	—

(1)	Represents payments made by Sensata in connection with financial and legal counseling provided to each of our named executive officers.
(2)	Represents payments made by Sensata in respect of travel and accident insurance policies and premiums on behalf of each of our named executive officers.
(3)	For 2006, matching contributions were made by (i) TI in the amount of $4,400 to the 401(k) accounts of Mr. Wroe and Ms. Sullivan and in the amount of $5,665 to the 401(k) account of Ms. Kimmel, and (ii) Sensata in the amount of $5,136 to the 401(k) account of Ms. Kimmel.
(4)	For 2006, supplemental contributions to the 401(k) account of Ms. Kimmel were made by (i) TI in the amount of $4,400, and (ii) Sensata in the amount of $2,568.
(5)	For 2006, cash profit sharing payments were made by (i) TI in the amount of $14,267 to Mr. Wroe, and (ii) Sensata in the amount of $82,025 to Mr. Wroe, $37,372 to Ms. Sullivan, $16,522 to Mr. Major, and $21,344 to Ms. Kimmel.
(6)	For 2006, payments for unused vacation time that could not be carried forward were made by (i) TI in the amount of $50,319 to Mr. Wroe, and (ii) Sensata in the amount of $9,603 to Ms. Kimmel.
(7)	For 2006, represents payments made by TI in connection with the sale of the S&C business.
(8)	For 2006, represents deferred compensation payments made by TI in connection with Mr. Wroe’s and Mr. Major’s retirement from employment with TI.
(9)	For 2006, represents payments made by TI in connection with dividends on restricted stock.
(10)	For 2006, represents payments made by TI in respect of unvested stock options held by the Named Executive Officers upon the completion of the sale of the S&C business. Each such Named Executive Officer received a payment equal to the number of unvested TI shares he or she held multiplied by $34.94.

Grant of Plan Based Awards Table

There were no restricted securities or stock options granted to our Named Executive Officers pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“MOP”) and the First Amended and Restated Sensata Technologies Holdings B.V. 2006 Management Securities Purchase Plan (“MSPP”) during or for the fiscal year ended December 31, 2008.

Outstanding Equity Awards at Year End Table

The following equity awards granted to our Named Executive Officers were outstanding at December 31, 2008: stock option awards and restricted stock awards granted pursuant to MOP and MSPP.

For more information about MOP and MSPP, see “Compensation Discussion and Analysis—Equity Compensation” above.

				Option Awards				Stock Awards
Name	Option Grant Date(1)	Number of Securities Underlying Unexercised Options Exercisable (#)(3)		Number of Securities Underlying Unexercised Options Unexercisable (#)(3)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)(5)	Option Expiration Date (#)	Number of Shares or Units of Stock That Have Not Vested (#)(6)		Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units, or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights Granted That Have Not Vested ($)
Thomas Wroe(2)	5/15/2006	258,999	(4)	1,683,496	—	$6.99	5/15/2016	52,118	(7)	$593,102	—	—
Jeffrey Cote	3/28/2007	—		1,190,000	—	$7.30	3/28/2017	—		—	—	—
Martha Sullivan	5/15/2006	217,225		1,411,966	—	$6.99	5/15/2016	—		—	—	—
Steve Major	5/15/2006	91,903		597,370	—	$6.99	5/15/2016	—		—	—	—
Donna Kimmel	5/15/2006	66,839		434,452	—	$6.99	5/15/2016	—		—	—	—

(1)	Option awards are divided into three tranches. The first tranche is subject to time vesting and vest fully on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche and the completion of a liquidity event that results in specified returns, respective to each tranche, on the Sponsors’ investment.
(2)	In the case of Mr. Wroe, upon the occurrence of his “retirement” and so long as Mr. Wroe does not violate certain covenants set forth in the award agreement for Mr. Wroe, (i) time vesting ceases with respect to Mr. Wroe’s options, but the time vested performance options (the second and third tranches) will continue to have the ability to vest upon the completion of a liquidity event that results in specified returns, respective of each tranche, on the Sponsors’ investment; (ii) Mr. Wroe may exercise his vested options at any time prior to the expiration of such options; and (iii) none of the “award securities” issued to Mr. Wroe will be subject to repurchase. Under Mr. Wroe’s awards agreement, “retirement” generally means voluntary resignation of employment from the Company and “award securities” generally means any ordinary shares issued under any of the company’s equity incentive plans.
(3)	Represents stock options issued to the Named Executive Officers pursuant to MOP.
(4)	Includes 256,409 exercisable options held in a trust established for the benefit of Mr. Wroe’s children.
(5)	Represents the grant date fair value calculated under SFAS 123(R), and as presented in the financial statements included within this report.
(6)	Represents restricted securities issued to the Named Executive Officers pursuant to MSPP.
(7)	Mr. Wroe’s awards of restricted securities are subject to time vesting and vest on the earliest to occur of (a) Mr. Wroe’s “retirement” (as defined above), (b) a “change in control” and (c) June 2, 2009. Under Mr. Wroe’s award agreement, “change in control” generally means a time when the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent parties.

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	12,151,438	$7.18	380,798
Equity compensation plans not approved by security holders	—	—	—

Option Exercises and Stock Vested Table

During fiscal year 2008, our Named Executive Officers did not acquire any shares through the exercise of options or vesting of restricted shares.

Non-Qualified Deferred Compensation

None of our Named Executive Officers participate in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Pension Benefits Table

The following table describes the estimated actuarial present value of accrued retirement benefits through the end of our 2008 fiscal year for each of our Named Executive Officers. As described in the following table, Ms. Sullivan and Mr. Major are eligible to participate in our Employees Pension Plan and Supplemental Pension Plan. For more information about these plans, see “Compensation Discussion and Analysis—Retirement and Other Benefits” above.

See Note 13 to the financial statements included within this report for a discussion of the relevant assumptions and valuation methods used for the present value calculations presented in the table below.

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)		Payments During Last Fiscal Year ($)
Thomas Wroe	—	—		—		—

Jeffrey Cote	—	—		—		—

Martha Sullivan	Employees Pension Plan Supplemental Pension Plan	23 23	$ $	404,668 680,332	$ $	0 0

Steve Major	Employees Pension Plan Supplemental Pension Plan	24 24	$ $	405,716 200,867	$ $	0 0

Donna Kimmel	—	—		—		—

Potential Payments upon Termination or Change in Control

The following table describes the compensation payable to each of our Named Executive Officers in the event we terminate their employment with us in circumstances of involuntary termination, voluntary termination, death or disability, or a change in control. The table below reflects amounts payable to our Named Executive Officers assuming their employment was terminated on December 31, 2008.

Name	Type of Payment	Termination Without Cause or Resignation For Good Reason
Thomas Wroe	Base Salary Bonus Health and Welfare Benefits	$1,150,080(1) $750,000(2) $3,740

Jeffrey Cote	Base Salary Bonus Health and Welfare Benefits	$372,000 $187,500 $16,848

Martha Sullivan	Base Salary Bonus Health and Welfare Benefits	$420,000 $150,000 $12,824

Steve Major	Base Salary Bonus Health and Welfare Benefits	$276,000 $92,500 $15,370

Donna Kimmel	Base Salary Bonus Health and Welfare Benefits	$244,800 $62,500 $4,717

(1)	Represents an amount equal to two years of Mr. Wroe’s current annual base salary of $575,040. In the event of termination of Mr. Wroe’s employment by us without cause or his resignation for good reason, he is entitled to receive severance in an amount equal to two years of his annual base salary at the time of his termination to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated.
(2)	Represents an amount equal to the sum of the annual bonus paid to Mr. Wroe in each of the two years immediately preceding the date he is terminated to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated.

Termination without cause or resignation for good reason. Pursuant to the terms of the employment agreements with our Named Executive Officers, if any of our Named Executive Officers other than Mr. Wroe is terminated by us without “cause,” or if such Named Executive Officer terminates his or her employment with us for “good reason” during the employment term, the Named Executive Officer will be entitled to (i) a severance payment equal to one year of his or her annual base salary rate, (ii) an amount equal to the average of the Named Executive Officer’s annual bonus for the two years preceding his or her termination, and (iii) continuation of his or her health and welfare benefits for a period of one year after his or her termination. If Mr. Wroe is terminated by us without “cause,” or Mr. Wroe terminates his employment with us for “good reason” (as those terms are defined in the agreement) during his employment term, Mr. Wroe will be entitled to (i) a severance payment equal to two years at his base salary, (ii) an amount equal to the bonus payments Mr. Wroe received in the two years preceding his termination, and (iii) continuation of his health and welfare benefits for a period of two years after his termination.

Termination with cause, resignation without good reason, death or disability. Pursuant to the terms of the employment agreements with our Named Executive Officers, if any of our Named Executive Officers is terminated by us with “cause,” if such Named Executive Officer terminates his or her employment with us without “good reason” or such Named Executive Officer’s employment with us is terminated due to such Named

Executive Officer’s death or “disability” during the employment term, the Named Executive Officer will be entitled to (i) his or her base salary through the date of termination and (ii) any bonus amounts to which he or she is entitled determined by reference to years that ended on or prior to the date of termination.

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

For purposes of both MOP and MSPP, a “change in control” generally means (i) any transaction or series of transactions following which our equity sponsors or their respective affiliates cease to have more than 50% of the total voting power or economic interest in us or our parent, and (ii) a sale or disposition of all or substantially all of the assets of our parent, us and our subsidiaries on a consolidated basis, provided that such transaction shall be considered a “change in control” if as a result the Sponsors cease to have the power to elect a majority of the board. An “initial public offering” generally means an initial public offering of the ordinary shares of our parent pursuant to an offering registered under the Dutch Act on the Supervision of Securities Transactions 1995 (Wet toezicht effectenverkeer 1995), the Securities Act of 1933, as amended, or any similar securities law applicable outside of the Netherlands or the United States.

Director Compensation

We did not pay any compensation to our non-employee directors in fiscal year 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are an indirect, wholly-owned subsidiary of Parent. The following table sets forth information with respect to the beneficial ownership of the capital stock of Parent by:

•	each person known to us to beneficially hold 5% or more of our Parent’s common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

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

Name	Number of Ordinary Shares	Percent
Owning 5 percent or more:
Sensata Investment Company S.C.A.(1)(2)(3)	144,029,636	99.8%
Directors and Named Executive Officers:
Thomas Wroe(4)	404,935	0.3%
Steve Major(5)	94,812	*
Martha Sullivan(6)	259,838	0.2%
Jeffrey Cote	—	*
Donna Kimmel(7)	84,975	*
Michael Ward(8)	—	*
Stephen Zide(8)	—	*
Paul Edgerley(8)	—	*
Ed Conard(8)	—	*
Walid Sarkis(8)	—	*
John Lewis(3)	—	*
All directors and executive officers as a group (14 persons)(8)	1,084,568	0.8%

*	Less than 0.1%
(1)	Entities associated with Bain Capital (described in Note 2 below) and CCMP (described in Note 3 below) hold 89.6% and 10.1%, respectively, of the equity interests of Sensata Investment Company S.C.A. (“SCA”), an entity organized in Luxembourg. Because of the relationships described in (2) below and the governing arrangements of SCA, Bain Capital Investors, LLC (“BCI”) may be deemed to have voting and dispositive power with respect to the shares held by SCA, but it disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein.
(2)	Bain Capital Fund VIII, L.P. (“Fund VIII”), Bain Capital VIII Coinvestment Fund, L.P. (“Coinvestment VIII”), Bain Capital Fund VIII-E, L.P. (“Fund VIII-E”), Bain Capital Fund IX, L.P. (“Fund IX”), Bain Capital IX Coinvestment Fund, L.P. (“Coinvestment IX”), BCIP Associates III (“BCIP III”), BCIP Trust Associates III (“BCIP Trust III”), BCIP Associates III-B (“BCIP III-B”), BCIP Trust Associates III-B (“BCIP Trust III-B”) and BCIP Associates-G (“BCIP-G”) together hold the majority of the equity of SCA. BCI is the managing general partner of BCIP III, BCIP Trust III, BCIP III-B, BCIP Trust III-B and BCIP-G. BCI is also the general partner of Bain Capital Partners IX, L.P., which is the general partner of Fund IX and Coinvestment IX; Bain Capital Partner VIII, L.P., which is the general partner of Fund VIII and Coinvestment IX; and Bain Capital Partners VIII-E, which is general partner of Fund VIII-E. The address of each entity is 111 Huntington Avenue, Boston, MA 02199.
(3)	Asia Opportunity Fund II L.P. (“Asia Fund II”) and AOF II Employee Co-invest Fund, L.P. (“AOF II”) hold 10.0% and 0.1%, respectively, of the equity interests of SCA. CCMP Asia Equity Partners II, L.P. is the general partner of Asia Fund II and AOF II. CCMP Capital Asia Ltd is the fund manager to Asia Fund II and AOF II. Mr. Lewis is a Partner of CCMP Capital Asia, and he disclaims the beneficial ownership of these shares, except to the extent of his pecuniary interest in such shares. The address of each entity associated with CCMP is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, Mary Street, George Town, Grand Cayman, Cayman Islands. The address for Mr. Lewis is c/o Suite 3003 30/F One International Finance Center, 1 Harbour View Street, Central, Hong Kong.
(4)	Includes (i) 258,999 options exercisable for ordinary shares, of which 256,409 are held in a family trust established for the benefit of Mr. Wroe’s children (the “Wroe Children’s Trust”) and (ii) 90,816 ordinary shares that are held directly by SCA in the Wroe Children’s Trust.
(5)	Includes (i) 91,903 options exercisable for ordinary shares and (ii) 2,816 ordinary shares that are held directly by SCA.

(6)	Includes (i) 217,255 options exercisable for ordinary shares and (ii) 32,560 ordinary shares that are held directly by SCA.
(7)	Includes (i) 66,839 options exercisable for ordinary shares and (ii) 14,080 ordinary shares that are held directly by SCA.
(8)	Messrs. Conard, Edgerley, Ward and Zide are each a managing director and member of BCI and therefore may be deemed to share voting and dispositive power with respect to all shares beneficially owned by the entities associated with Bain Capital (described in Note 2 above). Mr. Sarkis is a general partner of BCIP III and BCIP Trust III and therefore may be deemed to share voting and dispositive power with respect to shares beneficially owned by those entities. Each of these persons disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

Related Party Transactions

The nature of the Company’s related party transactions has changed as the Company has migrated from a wholly-owned operation of TI for all periods prior to the closing of the Acquisition, effective as of April 27, 2006, to a stand-alone independent company. The following discussion of related party transactions highlights the Company’s significant related party relationships and transactions both before (Predecessor) and after (Successor) the closing of the Acquisition.

Successor

Transition Services Agreement

In connection with the Acquisition, the Company entered into a selling administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. All services under the Transition Services Agreement expired and are complete as of September 30, 2008. The amounts paid under the Transition Services Agreement were based on the costs incurred by TI to provide those administrative services, including

TI’s employee costs and out-of-pocket expenses. For fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006, the Company incurred $217 thousand, $10.5 million and $21.1 million of costs under these administrative arrangements.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for transaction services, ongoing consulting management advisory and other services (the “Advisory Agreement”). Pursuant to this agreement, the Company paid an aggregate of $30.0 million to the Sponsors in connection with the costs of the Acquisition for investment banking and transaction services. In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay the Sponsors an aggregate annual fee of $4.0 million per year (“Periodic Fees”), which is payable quarterly in advance, equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded $4.0 million, $4.0 million and $2.7 million of expenses in the accompanying statement of operations.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the FTAS acquisitions, the Company paid advisory fees of $900 thousand to the Sponsors. In connection with the acquisition of Airpax, the Company paid advisory fees of $2,755 thousand to the Sponsors.

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
Types of expenses:
Employee benefits	Headcount	$3,703
Corporate support functions	Revenue	5,868
IT services	Headcount	2,394
Facilities	Square footage	1,994

Total		$13,959

Intercompany sales to TI were approximately $1.1 million for the Predecessor period from January 1, 2006 to April 26, 2006 primarily for test hardware used in TI’s semiconductor business.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal years 2008 and 2007. All fees shown below were pre-approved by our Audit Committee in accordance with established procedures.

(In thousands)	2008	2007
Audit Fees	$3,383	$3,853
Audit-Related Fees	242	342
Tax Fees	858	518
All Other Fees	7	—

Total	$4,490	$4,713

Audit Fees

The Company was billed by its principal accountant $3,383 thousand and $3,853 thousand for audit services for the years ended December 31, 2008 and 2007, respectively. Audit fees for the year ended December 31, 2008 and 2007 include fees for the audit of the Company’s annual consolidated financial statements, review of the financial statements included in the Company’s quarterly reports on Form 10-Q filed during fiscal years 2008 and 2007 and professional services rendered in connection with the Company’s statutory audits.

Audit-Related Fees

The Company was billed $242 thousand and $342 thousand for non-audit services that are reasonably related to the performance of the audit or review of the Company’s financial statements from the Company’s principal accountant during the year ended December 31, 2008 and 2007, respectively. Audit-related fees billed during fiscal years 2008 and 2007 include fees for the audits of the Company’s employee benefit plans and consultations related to the Company’s Sarbanes-Oxley Act Section 404 project.

Tax Fees

The Company was billed $858 thousand and $518 thousand for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning during the years ended December 31, 2008 and 2007, respectively.

All Other Fees

The Company was billed $7 thousand by the Company’s principal accountant in 2008 for an accounting research tool.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated and combined financial statements of Sensata Technologies B.V. are included in this annual report:

Report of Independent Registered Public Accounting Firm	91

Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007	92

Consolidated and Combined Statements of Operations for the years ended December 31, 2008 and December 31, 2007 and the periods from April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006	93

Consolidated and Combined Statements of Cash Flows for the years ended December 31, 2008 and December 31, 2007 and the periods from April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006	94

Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment for the years ended December 31, 2008 and December 31, 2007 and the periods from April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006	95

Notes to Consolidated and Combined Financial Statements	96

2.	Financial Statement Schedules

The following consolidated and combined financial statement schedule is included in this annual report.

      Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated and combined financial statements or the notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Association of Sensata Technologies B.V. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.2	Certificate of Incorporation of S&C 1 (U.S.), Inc. (now known as Sensata Technologies, Inc.) (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.3	Amended and Restated Bylaws of Sensata Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.4	Articles of Association of Sensata Technologies Holding Company U.S., B.V. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
3.5	Articles of Association of Sensata Technologies Holland, B.V. (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.6	Articles of Association of Sensata Technologies Holding Company Mexico, B.V. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.7	Deed of Incorporation of C & S Controladora de México, S. de R.L. de C.V. (now known as Sensata Technologies de México, S. de R.L. de C.V.) (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

3.8	Bylaws of Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.9	58th Amendment to the Articles of Organization of Texas Instrumentos Electronicos do Brasil Ltda. and Articles of Organization of Sensata Technologies Sensores e Controles do Brasil Ltda. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.10	Articles of Incorporation of Sensata Technologies Japan Limited (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.11	Articles of Incorporation of Sensors and Controls (Korea) Limited (now known as Sensata Technologies (Korea) Limited) (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.12	Articles of Incorporation of Sensors and Controls Holdings (Korea) Limited (now known as Sensata Technologies Holdings (Korea) Limited) (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.13	Memorandum and Articles of Association of Sensata S&C Acquisition Sdn. Bhd. (now known as Sensata Technologies Malaysia Sdn. Bhd.) (incorporated by reference to Exhibit 3.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.14	Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC (incorporated by reference to Exhibit 3.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.15	Limited Liability Company Agreement of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.16	Certificate of Amendment to Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.17	Deed of Name Change of C & S Controladora de México, S. de R.L. de C.V. to Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.17 to Amendment No.1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

3.18	Restated Certificate of Incorporation of Airpax Holdings, Inc. (now known as Sensata Technologies Maryland, Inc.).**

3.19	Bylaws of Sensata Technologies Maryland, Inc.**

3.20	Certificate of Amendment to Restated Certificate of Incorporation of Airpax Holdings, Inc. (now known as Sensata Technologies Maryland, Inc.).**

3.21	Certificate of Incorporation of Sensata Technologies Massachusetts, Inc.**

3.22	Bylaws of Sensata Technologies Massachusetts, Inc.**

Exhibit No.	Description
4.1	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 8% dollar senior notes (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.2	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 9% euro senior subordinated notes (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.3	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% dollar senior notes (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.4	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% euro senior subordinated notes (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.5	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% dollar senior notes.**

4.6	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% euro senior subordinated notes.**

4.7	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% dollar senior notes.**

4.8	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% euro senior subordinated notes.**

4.9	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% dollar senior notes.**

4.10	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% euro senior subordinated notes.**

4.11	Indenture dated July 23, 2008, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as Trustee, relating to the 11.25% euro senior subordinated notes (incorporated by reference to Exhibit 4.1 to the periodic Report on Form 8-K, filed on July 28, 2008).

4.12	First Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 11.25% euro senior subordinated notes.**

Exhibit No.	Description
4.13	Registration Rights Agreement, dated July 23, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 11.25% euro senior subordinated notes (incorporated by reference to Exhibit 4.2 to the periodic Report on Form 8-K, filed on July 28, 2008).

10.1	Credit Agreement, dated April 27, 2006, among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., each lender from time to time party hereto, the Initial L/C Issuer (as defined therein), the Initial Swing Line Lender (as defined therein) and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.2	Guaranty, dated May 15, 2006, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.3	Domestic Guaranty, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.4	Foreign Guaranty, dated April 27, 2006, made by each of Sensata Technologies Holding Company U.S., B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Sensores e Controls do Brasil Ltda., Sensata Technologies Japan Limited, Sensors and Controls (Korea) Limited, Sensata Technologies Holding Korea Limited, S&C Acquisition Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.5	Domestic Security Agreement, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC and Sensata Technologies, Inc. to Morgan Stanley & Co. Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.6	Asset and Stock Purchase Agreement between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.7	Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

10.8	Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.9	Transition Services Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.10	Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.11	Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.12	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.13	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.14	Securityholders Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates that are parties thereto, Asia Opportunity Fund II, L.P and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.15	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.16	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.17	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Richard Dane, Jr (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.18	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Steve Major (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.19	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Jean-Pierre Vasdeboncoeur (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.20	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Robert Kearney (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.21	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Donna Kimmel (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.22	Employment Agreement, dated November 30, 2006, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).

10.23	Advisory Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Technologies B.V, Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Bain Capital, Ltd. and CCMP Capital Asia Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.24	Amendment No. 1 to Advisory Agreement, dated December 19, 2006, between Sensata Technologies B.V. and Bain Capital Partners, LLC. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.25	Investor Rights Agreement, dated April 27, 2006, among Sensata Management Company S.A., Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., funds managed by Bain Capital Partners, LLC or its affiliates, certain Other Investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.26	Stock Purchase Agreement, dated November 3, 2006, among Sensata Technologies, Inc., First Technology Limited and Honeywell International Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.27	Stock Purchase Agreement, dated June 8, 2007, by and among Airpax Holdings, Inc., the stockholders of Airpax Holdings, Inc., William Blair Capital Partners VII QP, L.P., as Stockholders’ Representative and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.30 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).

10.28	Senior Subordinated Term Loan Agreement, dated as of July 27, 2007 among Sensata Technologies B.V. and Sensata Technologies Finance Company LLC, Morgan Stanley Senior Funding, Inc. and Other Leaders Party Hereto (incorporated by reference to Exhibit 10.31 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).

12.1	Statement regarding computation of ratio of earnings to fixed charges **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).

21.1	Subsidiaries of Sensata Technologies B.V.**

24.1	Powers of Attorney (included in signature pages).**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer. **

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sensata Technologies B.V.

We have audited the accompanying consolidated balance sheets of Sensata Technologies B.V. and subsidiaries (the Company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the two years in the period ended December 31, 2008 and for the period from April 27, 2006 (inception) to December 31, 2006 and the combined statement of operations, changes in TI’s net investment and cash flow of the Sensors and Controls Business of Texas Instruments Incorporated (the Business) for the period from January 1, 2006 to April 26, 2006. Our audits also included the financial statement schedule listed in the index at Item 15(2). These consolidated and combined financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements and schedule based on our audits.

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

In our opinion, the consolidated and combined financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies B.V. at December 31, 2008 and 2007, the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2008 and for the period from April 27, 2006 (inception) to December 31, 2006, and the combined results of operations and cash flows of the Sensors and Controls Business of Texas Instruments Incorporated for the period January 1, 2006 to April 26, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 12 to the consolidated and combined financial statements, in 2007 Sensata Technologies B.V. adopted FIN 48, “Accounting for Uncertainty in Income Taxes.” As discussed in Note 13 to the consolidated and combined financial statements, in 2006 Sensata Technologies B.V. adopted SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans—An amendment of FASB Statement Nos. 87, 88, 106, and 132(R)”.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

February 17, 2009

SENSATA TECHNOLOGIES B.V.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

	December 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$77,716	$60,057
Accounts receivable, net of allowances of $10,645 and $9,069 at December 31, 2008 and December 31, 2007, respectively	145,759	212,234
Inventories	139,228	155,513
Deferred income tax assets	14,254	6,866
Prepaid expenses and other current assets	25,870	22,875
Assets held for sale	2,829	8,921

Total current assets	405,656	466,466
Property, plant and equipment, net	255,164	266,855
Goodwill	1,536,773	1,556,002
Other intangible assets, net	1,033,351	1,179,669
Deferred income tax assets	3,680	2,169
Deferred financing costs	55,520	61,717
Other assets	12,930	22,613

Total assets	$3,303,074	$3,555,491

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$41,802	$15,919
Accounts payable	64,250	126,593
Income taxes payable	9,296	3,277
Accrued expenses and other current liabilities	86,710	121,428
Accrued profit sharing	645	8,452
Deferred income tax liabilities	1,013	3,770

Total current liabilities	203,716	279,439
Deferred income tax liabilities	134,139	94,794
Pension and post-retirement benefit obligations	56,361	31,915
Capital lease and other financing obligation	40,833	29,982
Long-term debt, less current portion	2,428,552	2,516,579
Other long-term liabilities	34,422	36,461
Commitments and contingencies

Total liabilities	2,898,023	2,989,170
Shareholder’s equity:
Ordinary shares, €100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at December 31, 2008 and 2007	22	22
Due from parent	(476)	—
Additional paid-in capital	1,049,937	1,047,829
Accumulated deficit	(599,965)	(465,482)
Accumulated other comprehensive loss	(44,467)	(16,048)

Total shareholder’s equity	405,051	566,321

Total liabilities and shareholder’s equity	$3,303,074	$3,555,491

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Operations

(Thousands of U.S. dollars)

	Successor			Predecessor
	For the year ended		For the period	For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Net revenue	$1,422,655	$1,403,254	$798,507	$375,600
Operating costs and expenses:
Cost of revenue	958,860	950,316	538,867	253,028
Research and development	38,270	33,900	19,742	8,635
Selling, general and administrative	308,216	291,556	175,107	39,752
Impairment of goodwill	13,173	—	—	—
Restructuring	24,124	5,166	—	2,456

Total operating costs and expenses	1,342,643	1,280,938	733,716	303,871

Profit from operations	80,012	122,316	64,791	71,729
Interest expense	(197,840)	(191,161)	(165,160)	(511)
Interest income	1,503	2,574	1,567	—
Currency translation gain / (loss) and other, net	55,455	(105,474)	(63,633)	115

(Loss) / income from continuing operations before taxes	(60,870)	(171,745)	(162,435)	71,333
Provision for income taxes	53,531	62,504	48,560	25,796

(Loss) / income from continuing operations	(114,401)	(234,249)	(210,995)	45,537
Loss from discontinued operations, net of tax of $0 (Note 5)	(20,082)	(18,260)	(1,309)	(167)

Net (loss) / income	$(134,483)	$(252,509)	$(212,304)	$45,370

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Cash Flows

(Thousands of U.S. dollars)

	Successor			Predecessor
	For the year ended		For the period	For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Cash flows from operating activities:
Net (loss) / income	$(134,483)	$(252,509)	$(212,304)	$45,370
Net loss from discontinued operations	(20,082)	(18,260)	(1,309)	(167)

(Loss) / income from continuing operations	(114,401)	(234,249)	(210,995)	45,537
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation	51,361	58,204	28,448	8,531
Amortization of deferred financing costs	10,698	9,640	11,518	—
Currency translation (gain) / loss on debt and Deferred Payment Certificates	(53,209)	111,946	65,519	—
Accrued non-cash interest on Deferred Payment Certificates	—	—	44,581	—
Gain on repurchase of outstanding Senior Subordinated Notes	(14,961)	—	—	—
Share-based compensation	2,108	2,015	1,259	1,070
Amortization of intangible assets and capitalized software	148,762	131,064	82,740	1,078
Turn-around effect of inventory step-up to fair market value	—	4,454	25,017	—
Loss on sale and disposal of assets	364	457	235	480
Deferred income taxes	29,153	43,510	30,148	6,340
Impairment of goodwill	13,173	—	—	—
Increase (decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	66,475	4,693	4,129	(20,980)
Inventories	26,662	(18,980)	(8,459)	(9,130)
Prepaid expenses and other current assets	(4,480)	5,948	8,098	(43)
Accounts payable and accrued expenses	(108,094)	45,859	30,903	7,748
Income taxes payable	6,019	(1,079)	13,413	—
Accrued profit sharing and retirement	(4,627)	4,821	3,726	(3,527)
Other	7,255	(231)	935	3,662

Net cash provided by operating activities from continuing operations	62,258	168,072	131,215	40,766
Net cash used in operating activities from discontinued operations	(14,437)	(12,794)	(1,309)	(167)

Net cash provided by operating activities	47,821	155,278	129,906	40,599

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(40,963)	(66,701)	(29,630)	(16,705)
Proceeds from sale of assets	2,300	123	—	—
Acquisition of the S&C business, net of cash received	—	—	(3,021,104)	—
Acquisition of FTAS business	—	419	(91,809)	—
Acquisition of Airpax business, net of cash received	175	(277,521)	—	—

Net cash used in investing activities from continuing operations	(38,488)	(343,680)	(3,142,543)	(16,705)
Net cash used in investing activities from discontinued operations	(225)	(12,030)	—	—

Net cash used in investing activities	(38,713)	(355,710)	(3,142,543)	(16,705)

Cash flows from financing activities:
Advances to Shareholder	(476)	—	—	—
Proceeds from issuance of U.S. term loan facility	—	—	950,000	—
Proceeds from issuance of Euro term loan facility	—	—	495,455	—
Proceeds from issuance of Euro term loan	—	195,010	—	—
Proceeds from issuance of Senior Notes	—	—	450,000	—
Proceeds from issuance of Senior Subordinated Notes	—	—	301,605	—
Proceeds from revolving credit facility	25,000	—	—	—
Proceeds from capital lease and other financial arrangements	12,597	—	—	—
Payments on U.S. term loan facility	(9,500)	(9,500)	(4,750)	—
Payments on Euro term loan facility	(5,968)	(5,548)	(2,101)	—
Payments on capitalized lease and other financing obligations	(1,217)	(468)	(256)	(96)
Payment for repurchase of outstanding Senior Subordinated Notes	(6,674)	—	—	—
Payments of debt issuance cost	(5,211)	(3,758)	(79,117)	—
Proceeds from issuance of Deferred Payment Certificates	—	—	768,298	—
Proceeds from issuance of Ordinary Shares	—	—	216,699	—
Capital contribution from Sensata Technologies Intermediate Holding	—	—	1,557	—
Net transfers to Texas Instruments			—	(23,798)

Net cash provided by / (used in) financing activities from continuing operations	8,551	175,736	3,097,390	(23,894)
Net cash provided by / (used in) financing activities from discontinued operations	—	—	—	—

Net cash provided by / (used in) financing activities	8,551	175,736	3,097,390	(23,894)

Net change in cash and cash equivalents	17,659	(24,696)	84,753	—
Cash and cash equivalents, beginning of period	60,057	84,753	—	—

Cash and cash equivalents, end of period	$77,716	$60,057	$84,753	$—

Supplemental cash flow items:
Cash paid for interest	$205,997	$173,174	$81,453	$511
Cash paid for income taxes	$17,599	$25,838	$4,435	$—

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated and Combined Statements of Changes in Shareholder’s Equity and TI’s Net Investment

(Thousands of U.S. dollars)

TI’s Net Investment
Predecessor
Balance December 31, 2005	$355,673
Net income	45,370
Share-based compensation	1,070
Net cash remitted to TI	(23,798)

Balance April 26, 2006	$378,315

	Ordinary Shares		Due from Parent	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity	Comprehensive Loss
	Number	Nominal Value
Successor
Balance April 27, 2006 (inception)	—	$—	$—	$—	$—	$—	$—
Capitalization of Successor	180	22	—	216,677	—	—	216,699
Capital contribution	—	—	—	1,557	—	—	1,557
Retirement of Deferred Payment Certificates	—	—	—	826,321	—	—	826,321
Share-based compensation	—	—	—	1,259	—	—	1,259
Comprehensive loss:
Net loss	—	—	—	—	(212,304)	—	(212,304)	$(212,304)
Other comprehensive loss:
Unrealized loss on derivative instruments designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(2,490)	(2,490)	(2,490)

Other comprehensive loss								(2,490)

Comprehensive loss								$(214,794)

Adjustment to initially apply SFAS No. 158	—	—	—	—	—	(6,410)	(6,410)

Balance December 31, 2006	180	22	—	1,045,814	(212,304)	(8,900)	824,632
Share-based compensation	—	—	—	2,015	—	—	2,015
Adjustment to initially apply FIN 48	—	—	—	—	(669)	—	(669)
Pension adjustment (Note 13)	—	—	—	—	—	(732)	(732)
Comprehensive loss:
Net loss	—	—	—	—	(252,509)	—	(252,509)	$(252,509)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(2,945)	(2,945)	(2,945)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $0	—	—	—	—	—	(3,580)	(3,580)	(3,580)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $0	—	—	—	—	—	109	109	109

Other comprehensive loss								(6,416)

Comprehensive loss								$(258,925)

Balance December 31, 2007	180	22	—	1,047,829	(465,482)	(16,048)	566,321
Share-based compensation	—	—	—	2,108	—	—	2,108
Due from Parent	—	—	(476)	—	—	—	(476)
Comprehensive loss:
Net loss	—	—	—	—	(134,483)	—	(134,483)	$(134,483)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(5,371)	(5,371)	(5,371)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $1,034	—	—	—	—	—	(24,603)	(24,603)	(24,603)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(1)	—	—	—	—	—	221	221	221
Settlement loss, net of tax of $(29)	—	—	—	—	—	1,334	1,334	1,334

Other comprehensive loss								(28,419)

Comprehensive loss								$(162,902)

Balance December 31, 2008	180	$22	$(476)	$1,049,937	$(599,965)	$(44,467)	$405,051

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation

Description of Business

Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”) is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct, wholly-owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct, wholly-owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain”), a leading global private investment firm, co-investors (Bain and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

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

The sensors business includes pressure sensors and transducers for the automotive, heating, ventilation, air-conditioning and industrial markets. These products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Pressure sensors for vehicle stability and fuel injection improve safety and performance by reducing vehicle emissions and improving gas mileage.

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

Successor Basis of Presentation

The accompanying consolidated and combined financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The accompanying consolidated and combined financial statements present separately the financial position, results of operations, cash flows and changes in shareholder’s equity and TI’s net investment (only with respect to S&C) for both the Company and the Predecessor.

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

Predecessor Basis of Presentation

As previously described, the operations of S&C were under the control of TI through April 26, 2006. For all periods prior to the closing of the Acquisition, the accompanying combined financial statements of S&C were derived from the consolidated financial statements of TI using the historical results of operations and the historical cost bases of assets and liabilities of TI’s S&C reportable operating business segment, excluding the radio frequency identification (“RFID”) systems business which had been operated as a part of that segment.

The Predecessor financial statements include all costs of the S&C business and certain costs allocated from TI. However, the Predecessor financial statements are not intended to be a complete presentation of the financial position, results of operations and cash flows as if the S&C business had operated as a stand-alone entity during the periods presented. Had the S&C business existed as a separate entity, its results of operations and financial position could have differed materially from those included in the combined financial statements included herein. In addition, future results of operations and financial position could differ materially from the historical Predecessor results presented.

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

Reclassification

Certain reclassifications have been made to prior Successor and Predecessor periods to conform to current period presentation. Amounts related to the Vision business have been reclassified to discontinued operations within the consolidated and combined statement of operations following the Company’s announcement of its intention to sell the business (see Note 5). In addition, the Company has retrospectively changed the consolidated and combined statement of cash flows for the treatment of the Vision business as discontinued operations. Amounts associated with restructuring actions have also been reclassified.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated and combined financial statements in accordance with U.S. GAAP requires management to exercise its judgment in the process of applying the Company’s accounting policies. It also requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of share-based compensation, the determination of accrued expenses, certain asset valuations including deferred tax asset valuations, the useful lives of property and equipment and post-retirement obligations. Some of the more significant estimates used include those used in accounting under

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

the purchase method of accounting, and prior to the Acquisition, in allocating certain costs to S&C in order to present S&C’s operating results on a stand-alone basis. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of change in value, and have original maturities of three months or less.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to the Company’s customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from the Company’s warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. Sales returns have not historically been significant to the Company’s revenues and have been within estimates made by management.

Many of the Company’s products are designed and engineered to meet customer specifications. These activities and the testing of the Company’s products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Share-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123(R)”). This Statement replaced SFAS No. 123, Accounting for Stock Compensation (“SFAS 123”), and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). SFAS 123(R) requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock units, be measured at fair value and recognized as compensation expense over the requisite service period.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows: dividend yield/interest yield, expected volatility, risk-free interest rate, expected term and forfeiture rate. The expected term of the time vesting options was based on the “simplified” methodology prescribed by the Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilizes the simplified method for options granted due to the lack of historical exercise data necessary to provide a

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimated forfeitures by plan participants due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

The fair value of the Tranche 2 and 3 options was estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of Tranche 1 options in addition to assumed time to liquidity and probability of an initial public offering versus a disposition. The assumed time to liquidity and probability of an initial public offering versus a disposition were based on management’s judgment with input from the Company’s Board of Directors.

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R), using the modified prospective application method. Under this transition method, compensation cost recognized during the period January 1, 2006 to April 26, 2006, includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123), and (b) compensation cost for all share-based payments granted subsequent to July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Compensation expense related to restricted stock units was already being recognized before implementation of SFAS 123(R). The total amount of recognized share-based compensation cost applicable to the S&C business was $1,070 for the period January 1, 2006 to April 26, 2006.

The estimated portion of share-based compensation expense (net of tax) that would have been recognized if the S&C business had applied the fair value recognition provisions of SFAS 123(R) was based on the relative number of options granted to participating S&C employees to the total number of options granted to all TI employees. All options under the Predecessor’s plans were settled in cash effective on the date of the Acquisition and certain employees received new grants of share-based awards.

For the Successor periods, the expense recognized under SFAS 123(R) was $2,108 for the year ended December 31, 2008, $2,015 for the year ended December 31, 2007 and $1,259 for the period from April 27, 2006 (inception) to December 31, 2006, respectively.

Share-based compensation expense is recognized as a component of selling, general and administrative expense which is consistent with where the related employee costs are recorded. See further discussion of share-based payments in Note 14.

Financial Instruments

The Company accounts for its derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133 and SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS 149”). SFAS 133 requires that all derivative instruments be recognized on the balance sheet at fair value. In addition, SFAS 133 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculation purposes.

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

The fair value of interest rate derivatives is based upon valuation models that use as inputs swaps and zero coupon rates that are obtained from independent data sources that are readily available to market participants. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fell below or exceeded the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

The Company entered into forward contracts with a third party to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these instruments have not been designated as accounting hedges. Changes in their fair value are recognized in Currency translation gain/(loss) and other, net. The fair value of these forward contracts is determined by reference to the forward curves associated with commodity hedges.

Advertising Costs

Advertising and other promotional costs are expensed as incurred, and were $1,035 for the year ended December 31, 2008, $1,233 for the year ended December 31, 2007, $547 for the period April 27, 2006 to December 31, 2006 and $141 for the period January 1, 2006 to April 26, 2006. At December 31, 2008 and 2007, no advertising costs were reported as assets in the Company’s consolidated balance sheets.

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

Goodwill: The Company performs an annual impairment review of goodwill unless events occur which trigger the need for earlier impairment review. Management’s judgments regarding the existence of impairment indicators are based on legal factors, market conditions and the operational performance of the business. Management estimates the fair value of reporting units using discounted cash flow models based on the Company’s most recent long-range plan giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. Management then compares the estimated fair value to the net book value of each reporting unit, including goodwill. Preparation of forecasts of revenue growth and profitability for use in the long-range plan, the selection of the discount rate and the terminal year multiple involve significant judgments. Changes to the forecasts, the discount rate selected or the terminal year multiple could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.

If the carrying amount of a reporting unit exceeds its estimated fair value, the Company conducts a second step, which comprises additional factors in assessing the fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

As a result of the annual goodwill impairment review in the fourth quarter of 2008, the Company determined that the goodwill associated with the Interconnection reporting unit was impaired, and therefore recorded a charge of $13,173 in the consolidated and combined statements of operations. The Company believes that the current global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that lead to the impairment of goodwill. The Company utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit (see Note 8).

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 6 to 10 years). In connection with the original issuance of the term loans under the Company’s Senior Secured Credit Facility and the Senior and Senior Subordinated Notes, the Company recorded deferred financing cost of $78,590. Additional financing costs of $527 and $3,758 were incurred in connection with the acquisitions of First Technology Automotive and Special Products (“FTAS”) and Airpax Holdings Inc. (“Airpax”), respectively. In 2008, the Company issued €141.0 million of Senior Subordinated Notes to refinance amounts outstanding under its existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. In connection with this issuance, the Company recorded additional deferred financing costs of $4,723. In 2008, the Company entered into a financing arrangement associated with its manufacturing facility in Kuala Lumpur, Malaysia. In connection with this arrangement, the Company recorded deferred financing fees of $488. Amortization of these costs is included as a component of interest expense in the consolidated statements of operations and amounted to $10,698, $9,640 and $11,518, respectively, for the years ended December 31, 2008, December 31, 2007 and the period from April 27, 2006 to December 31, 2006. Included in the $11,518 is a charge for the write-off of fees paid for an unused bridge-loan facility from the Acquisition of $6,750.

During the year ended December 31, 2008, the Company repurchased €17.4 million (or $22.3 million) of its outstanding 9.0% Senior Subordinated Notes. As a result of this repurchase Company incurred a charge of $710 for the write-off of deferred financing costs. The charge of $710 was included in Currency translation gain/(loss) and other, net. Deferred financing costs recognized in the consolidated balance sheets were $55,520 and $61,717 as of December 31, 2008 and December 31, 2007, respectively.

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

Pension and Other Post-Retirement Benefit Plans

The Company sponsors various pension and other post-retirement benefit plans covering its employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by the Company. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain) loss. If the total net (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate, the Company considers rates of return on high quality fixed-income investments included in various published bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, (“SFAS 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements effective as of the fiscal year ending December 31, 2007 for non-public and entities with public debt only, with early adoption encouraged. Effective December 31, 2006, the Company early adopted SFAS 158 and began to fully recognize its retirement and postretirement plan obligations on its statement of financial position. See Note 13 for further discussion.

TI managed its employee benefit plans on a consolidated basis and, as a result, the combined statements of operations for the periods January 1, 2006 to April 26, 2006 includes an allocation of the costs of the TI employee benefit plans.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Allowance for Losses on Receivables

The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. The Company estimates the allowance on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables determined by reference to past default experience. Customers are generally not required to provide collateral for purchases.

During fiscal years 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, provisions to the allowance for losses or receivables recognized within selling, general and administrative expense, totaled $1,411, $2,565, $371 and $743, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2008 and 2007 were as follows:

	2008	2007
Prepaid value-added tax	$3,589	$5,845
Non-trade receivables	1,498	3,888
Prepaid interest	7,824	—
Other	12,959	13,142

	$25,870	$22,875

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process and finished goods is determined based on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. The Company conducts quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value. Inventory is written off in the period in which disposal occurs.

Property, Plant and Equipment and Other Capitalized Costs

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. Depreciable lives of plant and equipment are as follows:

Building and improvement	2 – 40 years
Machinery and equipment	2 – 10 years

Leasehold improvements are amortized using the straight-line method over the shorter of the remaining lease term or the estimated economic useful lives of the improvements. Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Amortization expense associated with capital leases is computed using the straight-line method over the shorter of the estimated useful lives of the assets or the period of the related lease.

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Accumulated Other Comprehensive Loss

At December 31, 2008 and 2007, the accumulated other comprehensive loss balances were as follows:

	2008	2007
Net unrealized loss on derivatives	$(10,806)	$(5,435)
Defined benefit pension and retiree healthcare plans	(33,661)	(10,613)

	$(44,467)	$(16,048)

Amounts recorded in accumulated other comprehensive loss are net of tax of $1,004 and $0 as of December 31, 2008 and 2007, respectively.

For all periods prior to the closing of the Acquisition, accumulated other comprehensive loss has been presented as a component of TI’s net investment and has not been set forth separately due to the centralized nature of TI’s hedging program.

Foreign Currency

For financial reporting purposes, the functional currency of Sensata and each of its subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on its operations. In certain instances, the Company enters into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation gain / (loss) and other, net in the consolidated and combined statements of operations. The Company has recorded currency gains (losses) of $48,210, $(105,085), $(63,617) and $167 for the years ended December 31, 2008 and December 31, 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively.

Currency translation gain / (loss) and other

Currency translation gain / (loss) and other consists of the following:

	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Currency translation gain / (loss) on deferred payment certificates and debt	$53,209	$(111,946)	$(65,519)	$—
Currency translation gain / (loss) on net monetary assets	(4,999)	6,861	1,902	167
Gain on repurchase of outstanding Senior Subordinated Notes	14,961	—	—	—
Gain / (loss) on commodity forward contracts	(8,250)	(634)	—	—
Other	534	245	(16)	(52)

	$55,455	$(105,474)	$(63,633)	$115

In December 2008, the FASB issued Financial Staff Position (“FSP”) FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other postretirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company will adopt this standard in its annual filing for the year ended December 31, 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”), and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intagible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after December 15, 2008. The Company will adopt this FSP effective January 1, 2009. The Company does not expect the adoption of this statement to have a material impact on its financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. SFAS 161 shall be applied prospectively as of the beginning of the period in which it is initially adopted. The Company will adopt this standard effective January 1, 2009.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. GAAP. SFAS 162 is effective as of November 15, 2008 for financial statements presented in conformity with U.S. GAAP. There was no impact on the Company’s financial position, results of operations or cash flow upon the adoption of this standard.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumption for pricing an asset or liability as well as consideration of ongoing performance. SFAS 157 clarifies that a fair value measurement for a liability should reflect the risk that the obligation will not be fulfilled (i.e., non-performance risk). A reporting entity’s credit risk is a component of the non-performance risk associated with its obligations and, therefore, should be considered in measuring fair value of its liabilities. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and financial liabilities. The adoption of SFAS 157 did not have a material effect on its financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measures for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement 157, (“FSP 157-2”). FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. As a result of adopting FSP 157-2, the Company has only partially adopted SFAS 157. However, there were no major categories of assets and liabilities that are recognized or disclosed at fair value for which the Company has not applied the provisions of FSP 157-2. The Company does not expect the adoption of SFAS 157 to have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115 (“SFAS 159”). SFAS 159 allows companies to elect fair-value measurements when an eligible financial asset or financial liability is initially recognized or when an event, such as a business combination, triggers a new basis of accounting for that financial asset or financial liability. The Company adopted SFAS 159 as of January 1, 2008 but chose not to elect to apply the fair value measurement. This adoption had no impact on the Company’s operating results or its financial position.

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

In December 2007, the FASB issued SFAS 141(R). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values and changes other practices under SFAS No. 141, Business Combinations (“SFAS 141”), some of which could have a material impact on how an entity accounts for its business combinations. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The provisions of SFAS 141(R) will impact the Company if it is party to a business combination after the pronouncement has been adopted or if there are changes in the carrying amount of a valuation allowance associated with an acquired deferred income tax asset or in a liability for an assumed income tax uncertainty. The Company will adopt SFAS 141(R) for its fiscal year beginning January 1, 2009.

4. Acquisitions

Airpax Holdings, Inc.

On July 27, 2007, STI acquired 100% of the outstanding stock of Airpax Holdings, Inc. (“Airpax”) from William Blair Capital Partners VII QP, L.P., (“William Blair”) and other stockholders for $276.6 million plus fees and expenses of $4.2 million (“Airpax Acquisition”). The Company believes the acquisition of Airpax provides the Company with leading customer positions in electrical protection for high-growth network power

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions—(Continued)

and critical, high-reliability mobile power applications, and further secures its position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets. The Airpax Acquisition was funded by a €141.0 million term loan ($195.0 million, at issuance) and cash on hand. The results of operations of Airpax are included in the consolidated statement of operations from the date of acquisition.

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

The following table summarizes the final allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed in the Airpax Acquisition:

Accounts receivable	$25,234
Inventories	25,114
Prepaid expenses and other current assets	1,607
Property, plant and equipment	19,795
Other assets	1,009
Other intangible assets	129,030
Goodwill	113,498
Accounts payable and accrued expenses	(23,793)
Deferred income taxes	(10,744)
Capitalized lease obligation	(171)
Other long-term liabilities	(3,233)

Fair value of net assets acquired, excluding cash and cash equivalents	277,346
Cash and cash equivalents	3,498

Fair value of net assets acquired	$280,844

Cash consideration and transaction fees and expenses	$280,844

The allocation of the purchase price is final and is based on management’s judgment after evaluating several factors, including valuation assessments of tangible and intangible assets, and estimates of the fair value of liabilities assumed. During the year-ended December 31, 2008, the Company revised its fair value of certain items, the most significant of which was its restructuring reserves. The revision to the restructuring reserves resulted in a reduction to other long-term liabilities and an increase in goodwill of $3.4 million. The Company is currently evaluating further restructuring activities. Further charges, if any, would be recorded to the consolidated statement of operations.

The Airpax Acquisition resulted in $113,498 of goodwill, which reflects value associated with the potential for (i) the Company’s expectation of market expansion associated with acquired technologies, (ii) enhancements to existing product offerings and (iii) future technological development. Goodwill associated with the Airpax Acquisition has been primarily allocated to the controls segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

4. Acquisitions—(Continued)

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, the Company identified certain intangible assets with determinable lives, including estimates of completed technologies, customer relationships, non-compete agreements, and a tradename. In addition, an amount totaling $9,370 has been allocated to the Airpax® tradename. The Company believes the Airpax tradename has an indefinite life and therefore will be assessed on an annual basis for impairment. Intangible assets associated with the Airpax Acquisition consist of the following:

		Weighted- average lives (years)
Intangible Assets with Determinable Lives:
Completed technologies	$31,570	15
Customer relationships	87,040	10
Non-compete agreements	330	2
Tradename	720	10

	119,660	11

Intangible Asset with Indefinite Life:
Airpax® Tradename	9,370

	$129,030

The Company has determined there is no residual value associated with its acquired intangible assets above.

See Note 8 for further discussion of goodwill and other intangible assets.

5. Discontinued Operations

In December, 2008 the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which includes the assets and operations of SMaL Camera Technologies, Inc. (“SMaL”). The Company purchased SMaL for $12.0 million in March 2007. The current economic climate and slower than expected demand for these products were the primary factors in the decision to sell the business. The Company expects to complete the sale during the year ended December 31, 2009.

Results of operations of the Vision business included within loss from discontinued operations for the years ended December 31, 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006 are as follows:

	Successor			Predecessor
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Net revenue	$2,661	$759	$—	$—
Loss from operations before income tax	$(12,199)	$(18,260)	$(1,309)	$(167)

The Company recognized a $7,883 loss during the year ended December 31, 2008 associated with measuring the net assets at fair value less cost to sell and other exit costs associated with this business. This amount is reported within the loss from discontinued operations in the consolidated and combined statements of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

5. Discontinued Operations—(Continued)

operations. The estimated fair value was based on preliminary indicators of value implied from discussions with potential buyers of the business. Included in the $7,883 loss were charges of $3,995 and $1,439 for the write-off of goodwill and intangible assets, respectively, associated with the Vision business.

The net assets of the Vision business reported within Assets held for sale consist of the following:

	December 31, 2008	December 31, 2007
Inventory	$439	$229
Intangible assets	—	1,545
Goodwill	—	3,995

	$439	$5,769

The Vision business was previously reported within the Sensors segment.

6. Property, Plant and Equipment

Property, plant and equipment consists of the following:

	Depreciable Lives	December 31, 2008	December 31, 2007
Land	—	$19,779	$19,779
Buildings and improvements	2–40 years	122,904	115,523
Machinery and equipment	2–10 years	247,732	217,465

		390,415	352,767
Less accumulated depreciation		(135,251)	(85,912)

Total		$255,164	$266,855

Depreciation expense was $51,361 for fiscal year 2008, $58,204 for fiscal year 2007, $28,448 for the period from April 27, 2006 to December 31, 2006 and $8,531 for the period from January 1, 2006 to April 26, 2006, respectively.

At the date of the Sensata Acquisition, the FTAS Acquisition and the Airpax Acquisition, the Company recognized property, plant and equipment at fair value totaling $236,085, $8,933 and $19,795, respectively. Furthermore, the depreciable lives of certain of the Company’s tangible assets were adjusted to reflect their respective estimated economic useful lives as of the date of the acquisitions.

Property, plant and equipment is identified as held for sale when it meets the held for sale criteria of SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. The Company ceases recording depreciation on assets that are classified as held for sale.

The following are the net carrying value of the assets which have been classified as Assets held for sale:

	December 31, 2008	December 31, 2007
Grand Blanc, Michigan facility	$950	$1,634
Standish, Maine facility	1,440	1,518
Vision business	439	5,769

	$2,829	$8,921

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

6. Property, Plant and Equipment—(Continued)

During 2008, the Company recognized an impairment of $684 in response to the decline in real estate values in Grand Blanc, Michigan. The loss was recognized as a component of Currency translation gain / (loss) and other, net in the accompanying consolidated statement of operations for fiscal year 2008. The Company continues to actively market this building.

The Company capitalizes interest on borrowings during the active construction period of major capital projects. Capitalized interest is added to the cost of qualified assets and is amortized over the estimated useful lives of the assets. Capitalized interest during fiscal years 2008 and 2007 was not material. No interest was capitalized during the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006.

Property, plant and equipment include the following assets under capital leases:

	2008	2007
Property under capital leases	$30,766	$30,774
Accumulated amortization	(4,290)	(2,643)

Net property under capital leases	$26,476	$28,131

Amortization expense of assets recorded under capital leases is included in depreciation expense.

7. Inventories

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Finished goods	$48,454	$67,771
Work-in-process	20,084	21,126
Raw materials	70,690	66,616

Total	$139,228	$155,513

In connection with the Acquisition, the FTAS Acquisition and the Airpax Acquisition, the Company recorded inventory fair value adjustments of $24,571, $2,604 and $2,296, respectively. During the year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006, the turn-around effects of the fair value adjustments of $4,454 and $25,017, respectively were charged to cost of revenue. There was no turn-around effect recognized during fiscal year 2008. At December 31, 2008 and December 31, 2007, inventories totaling $3,074 and $4,741 had been consigned to others.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Goodwill and Other Intangible Assets

The following summarizes the changes in goodwill, by segment:

	Sensors	Controls	Total
Balance—December 31, 2005	$25,234	$11,145	$36,379
Activity	—	—	—

Balance—April 26, 2006	$25,234	$11,145	$36,379

Balance—April 27, 2006	$1,143,122	$269,648	$1,412,770
FTAS Acquisition	10,662	19,294	29,956

Balance—December 31, 2006	1,153,784	288,942	1,442,726
Sensata Acquisition—Purchase accounting adjustments	(5,190)	(1,226)	(6,416)
FTAS Acquisition—Purchase accounting adjustments	468	540	1,008
Airpax Acquisition	11,812	106,872	118,684

Balance—December 31, 2007	1,160,874	395,128	1,556,002
Airpax Acquisition—Purchase accounting adjustments and other	—	(6,056)	(6,056)
Impairment of Goodwill	—	(13,173)	(13,173)

Balance—December 31, 2008	$1,160,874	$375,899	$1,536,773

Goodwill attributed to the acquisitions above reflect the Company’s allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above reflect changes in estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and property, plant and equipment.

As a result of changes in the manner in which the Company manages its business, the Company reclassified the portion of this operating segment involving thermal sensing and exhaust gas recirculation products acquired as part of the Airpax Acquisitions from the controls segment to the sensors segment. This change has been reflected in the December 31, 2007 balances noted above.

As discussed in Note 2, during the fourth quarter of 2008, the Company determined that goodwill associated with the interconnection reporting unit was impaired and recorded a charge of $13,173 in the consolidated and combined statements of operations. The Company believes that the current global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that lead to the impairment of goodwill. The Company utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit.

Definite-lived intangible assets have been amortized on a straight-line basis for the Predecessor period and on an accelerated or economic benefit basis over their estimated lives for the Successor period. The following table reflects the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization:

	Weighted Average Life (Years)	December 31, 2008			December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,170	$60,409	$207,761	$268,170	$35,424	$232,746
Customer relationships	10	1,026,840	297,244	729,596	1,026,690	176,338	850,352
Non-compete agreements	6	24,230	2,636	21,594	24,230	1,044	23,186
Tradename	10	720	207	513	720	46	674

	11	$1,319,960	$360,496	$959,464	$1,319,810	$212,852	$1,106,958

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Goodwill and Other Intangible Assets—(Continued)

During fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded amortization expense on its definite-lived intangibles of $147,644, $130,328 and $82,524, respectively. During the period January 1, 2006 to April 26, 2006, the Predecessor recorded amortization expense on its definite-lived intangibles of $591. Amortization of these acquisition-related intangibles is estimated to be $153,452 in 2009, $145,716 in 2010, $133,999 in 2011, $122,327 in 2012 and $107,289 in 2013.

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

In addition, other intangible assets recognized on the consolidated balance sheets include capitalized software licenses with gross carrying amounts of $7,133 and $5,193 and net carrying amounts of $5,417 and $4,241 as of December 31, 2008 and December 31, 2007, respectively. The weighted average life for the Capitalized Software is 3 years. The Company recorded amortization expense of $1,118 for fiscal year 2008, $736 for fiscal year 2007 and $216 for the period from April 27, 2006 to December 31, 2006, respectively. The Predecessor recorded amortization expense of $487 for the period from January 1, 2006 to April 26, 2006.

Given the volatility in the end-markets in which the Company serves and the Company’s financial results during the fourth quarter of fiscal year 2008, the Company updated its goodwill impairment analysis to reflect information and projections available to it as of December 31, 2008. No additional goodwill impairment charges were necessary. However, if certain assumptions, such as projections regarding the end-markets in which the Company serves, the Company’s financial projections, customer bankruptcies or any other factors discussed in the Goodwill and Intangible Assets section of Significant Accounting Policies were to change, the Company may be required to recognize charges in connection with goodwill and/or indefinite-lived intangible of some or all of its reporting units.

9. Restructuring Costs

Restructuring programs consist of the following:

2005 Plan

In fiscal year 2005, S&C announced a plan to move production lines from Almelo, Holland, to a contract manufacturer in Hungary (the “2005 Plan”). This relocation was to complete the Almelo site transition to a business center. Concurrently, other actions were taken at S&C’s sites in Massachusetts (Attleboro), Brazil, Japan and Singapore in order to size these locations to market demands. These restructuring actions affected 208 jobs, 96 of which were in Holland. The total cost of this restructuring action is expected to be $14,098, of which $13,955 has been incurred since the inception of the 2005 Plan. In connection with the terms of the Acquisition, all liabilities relating to the 2005 Plan were assumed by the Company. Upon the application of purchase accounting, the Company recognized an additional liability of $907 in accordance with Emerging Issues Task Force Issue No. 95-3, Recognition of Liabilities in Connection with a Purchase Business Combination (“EITF 95-3”), relating to the remaining future severance and outplacement costs for the 2005 Plan. The 2005 Plan is substantially complete and the remaining payments are expected to be paid through fiscal year 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Restructuring Costs—(Continued)

The following table outlines the restructuring liabilities associated with the 2005 Plan:

2005 Plan
Balance—December 31, 2005	$6,228
Charges	2,351
Payments	(3,336)

Balance—April 26, 2006	$5,243

Balance—April 27, 2006	$5,243
Purchase accounting adjustments—severance	907
Payments	(5,752)

Balance—December 31, 2006	398
Charges	5
Payments	(237)
Impact of changes in foreign currency exchange rates	29

Balance—December 31, 2007	195
Payments	(48)
Impact of changes in foreign currency exchange rates	(4)

Balance—December 31, 2008	$143

Employees terminated as of December 31, 2008	205

FTAS Plan

In December 2006, the Company acquired FTAS from Honeywell. In January 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and will affect 143 employees. The actions described above associated with the FTAS Plan were completed in 2008, and the Company anticipates remaining payments to be paid through 2014 due to primarily contractual lease obligations.

The total cumulative amount incurred to date and expected to be incurred in connection with the FTAS Plan is $11,220 (severance costs $4,350, facility exit and other costs $6,870). The following table shows the rollforward of the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance—April 27, 2006	$—	$—	$—
Purchase accounting adjustments	3,067	2,291	5,358
Payments	—	—	—

Balance—December 31, 2006	3,067	2,291	5,358
Purchase accounting adjustments	1,283	3,468	4,751
Payments	(1,069)	(1,158)	(2,227)

Balance—December 31, 2007	3,281	4,601	7,882
Charges	—	1,111	1,111
Payments	(2,898)	(1,908)	(4,806)

Balance—December 31, 2008	$383	$3,804	$4,187

Employees terminated as of December 31, 2008	141

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Restructuring Costs—(Continued)

Total costs incurred to date and expected to be incurred by the Company in connection with the FTAS Plan are $11,220 (sensors $5,092, controls $2,476, corporate $3,652). The following table shows the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance—April 27, 2006	$—	$—	$—	$—
Purchase accounting adjustments	1,870	1,556	1,932	5,358
Payments	—	—	—	—

Balance—December 31, 2006	1,870	1,556	1,932	5,358
Purchase accounting adjustments	3,491	—	1,260	4,751
Reclassification of charges	(599)	920	(321)	—
Payments	(1,545)	—	(682)	(2,227)

Balance—December 31, 2007	3,217	2,476	2,189	7,882
Charges	330	—	781	1,111
Payments	(744)	(2,142)	(1,920)	(4,806)

Balance—December 31, 2008	$2,803	$334	$1,050	$4,187

The reclassification of charges between segments during 2007 as noted above relates primarily to severance and reflected the Company’s estimate based on the finalized restructuring plan.

Airpax Plan

In July 2007, STI acquired Airpax. In 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and will affect 332 employees. The Company anticipates the actions described above associated with the Airpax Plan to be completed during 2009 and the remaining severance and exit payments paid through 2010.

The total cumulative amount incurred to date and expected to be incurred in connection with the Airpax Plan is $6,959 (severance costs $5,034, facility exit and other costs $1,925).

The following table outlines the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance—December 31, 2006	$—	$—	$—
Purchase accounting adjustments	8,942	2,092	11,034
Payments	—	—	—

Balance—December 31, 2007	8,942	2,092	11,034
Purchase accounting adjustments	(3,681)	(158)	(3,839)
Payments	(4,298)	(839)	(5,137)
Impact of changes in foreign currency exchange rates	(227)	(9)	(236)

Balance—December 31, 2008	$736	$1,086	$1,822

Employees terminated as of December 31, 2008	326

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Restructuring Costs—(Continued)

Total costs incurred to date and expected to be incurred by the Company in connection with the Airpax Plan are $6,959 (controls $5,436, corporate $1,523). The following table outlines the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance—December 31, 2006	$—	$—	$—
Purchase accounting adjustments	9,801	1,233	11,034
Payments	—	—	—

Balance—December 31, 2007	9,801	1,233	11,034
Purchase accounting adjustments	(4,129)	290	(3,839)
Payments	(3,797)	(1,340)	(5,137)
Impact of changes in foreign currency exchange rates	(236)	—	(236)

Balance—December 31, 2008	$1,639	$183	$1,822

During fiscal year 2008, the Company reversed a portion of its previously established restructuring reserves through goodwill because certain aspects of the Airpax Plan were not finalized prior to the one-year anniversary of the Airpax Acquisition. Charges resulting from further restructuring activities have been included as a component of the 2008 Plan.

2008 Plan

During fiscal year 2008, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations from Hungary to other Sensata locations. As a result, the Company recognized a charge of $23,013, of which $16,211 relates to severance, $1,300 relates to a pension enhancement provided to certain eligible employees under a voluntary retirement program (see Note 13 for further discussion), $3,588 relates to pension curtailment and settlement charges and $1,914 relates to other exit costs. The total cost of these actions is expected to be $23,895 and affect 1,697 employees. The Company anticipates the actions described above associated with the 2008 Plan to be completed during fiscal year 2009 and the remaining payments paid through 2014 due to contractual obligations.

The total cumulative amount incurred to date in connection with these actions is $17,960 (severance costs $16,116, facility exit and other costs $1,844). The following table outlines the restructuring liabilities associated with the 2008 Plan, excluding the $1,300 charge related to a pension enhancement and the $3,588 charge related to a pension curtailment and settlement loss:

	Severance	Facility Exit and Other Costs	Total
Balance—December 31, 2007	$—	$—	$—
Charges	16,211	1,914	18,125
Payments	(4,589)	(80)	(4,669)
Impact of changes in foreign currency exchange rates	(95)	(70)	(165)

Balance—December 31, 2008	$11,527	$1,764	$13,291

Employees terminated as of December 31, 2008	168

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Restructuring Costs—(Continued)

The total cumulative amount incurred to date in connection with these actions is $17,960 (sensors $1,655, controls $4,031, corporate $12,274). The following table shows the rollforward of the restructuring liabilities, excluding the $1,300 charge related to a pension enhancement and the $3,588 charge related to a pension curtailment and settlement loss by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance—December 31, 2007	$—	$—	$—	$—
Charges	1,760	4,091	12,274	18,125
Payments	(686)	(1,130)	(2,853)	(4,669)
Impact of changes in foreign currency exchange rates	(105)	(60)	—	(165)

Balance—December 31, 2008	$969	$2,901	$9,421	$13,291

The following tables show amounts associated with all of the Company’s restructuring programs, including the charges for a pension enhancement of $1,300 and a pension curtailment and settlement loss of $3,588 for fiscal year 2008, described above, and where in the consolidated statement of operations these amounts were recognized.

	2005 Plan	FTAS Plan	Airpax Plan	2008 Plan	Total
Restructuring	$—	$1,111	$—	$23,013	$24,124
Currency translation (gain)/loss and other, net	(4)	—	(236)	(165)	(405)

Total	$(4)	$1,111	$(236)	$22,848	$23,719

During fiscal year 2007, the Company implemented voluntary early retirement programs in its foreign operations. These programs offered eligible employees special termination benefits, including severance and outplacement service, in exchange for their early retirement form the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007. In accordance with SFAS No. 88, (“SFAS 88”), Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, the Company recognized a total charge of $5,166 during fiscal year 2007. No curtailment or settlement gain or loss was recognized as the Company’s retirement obligation was not significantly impacted as a result of the Plan.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

9. Restructuring Costs—(Continued)

The following table outlines the current and long-term components of the restructuring liabilities for all plans at December 31:

	2008	2007
Current liabilities	$17,785	$14,616
Long-term liabilities	1,658	4,495

	$19,443	$19,111

10. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2008	December 31, 2007
Accrued interest	$10,898	$32,570
Accrued bonuses	1,048	9,264
Accrued salaries, wages and vacation pay	17,183	20,583
Accrued taxes	6,296	7,355
Accrued restructuring expenses	17,785	14,616
Accrued professional fees	4,708	4,184
Accrued freight, utility and insurance charges	5,021	6,484
Current portion of pension and post-retirement benefit obligations	3,165	1,632
Deferred income	6,296	7,257
Other accrued expenses and current liabilities	14,310	17,483

Total	$86,710	$121,428

11. Debt

The Company’s debt consists of the following:

	Weighted- Average Interest Rate	December 31, 2008	December 31, 2007
Senior secured term loan facility (denominated in U.S. dollars)	5.00%	$926,250	$935,750
Senior secured term loan facility (€388.4 million)	6.75%	547,665	577,804
Senior Subordinated Term Loan (€141.0 million)		—	207,623
Revolving credit facility (denominated in U.S. dollars)	5.20%	25,000	—
Senior Notes (denominated in U.S. dollars)	8.00%	450,000	450,000
Senior Subordinated Notes (€227.6 million)	9.00%	320,939	360,763
Senior Subordinated Notes (€141.0 million)	11.25%	198,810	—
Less: current portion of long-term debt		(40,112)	(15,361)

Long-term debt, less current portion		$2,428,552	$2,516,579

Capital lease and other financing obligations	8.52%	$42,523	$30,540
Less: current portion		(1,690)	(558)

Long-term portion of capital lease and other financing obligations		$40,833	$29,982

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

Senior Secured Credit Facility

On April 27, 2006, the Company entered into a multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as joint lead arrangers (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $150.0 million revolving credit facility, under which there is $118.9 million of availability (net of $6.1 million in letters of credit and $25.0 million in borrowings against the revolving credit facility at December 31, 2008); a $950.0 million U.S. dollar term loan facility; and a €325.0 million term loan facility ($400.1 million, at issuance). The Company’s outstanding letters of credit are issued primarily for the benefit of certain operating activities. At December 31, 2008, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are stated to expire in April 2009.

Revolving loans may be borrowed, repaid and re-borrowed to fund the Company’s working capital needs. Term loans may only be borrowed on the closing date and no amount of term loans once repaid may be reborrowed.

The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million. The Company issued €73.0 million ($95.4 million, at issuance) on December 19, 2006 to finance the purchase of FTAS, reducing the amount which may be borrowed under the incremental facility to $154.6 million. The incremental facilities rank pari passu in right of payment and security with the other Senior Secured Credit Facilities and mature at the final maturity of the term loan facility and the revolving facility, respectively. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

Borrowers under the Senior Secured Credit Facility include Sensata and Sensata Technologies Finance Company, LLC. All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S., (with the exception of those subsidiaries acquired in the FTAS Acquisition) and certain subsidiaries located in certain non-U.S. jurisdiction including the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains financial covenants that, among other things, limit the Company’s maximum total leverage ratio (total indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization and certain other adjustments (“Adjusted EBITDA”), as defined by the terms of the Senior Secured Credit Facility) and requires Sensata to maintain a minimum interest coverage ratio (Adjusted EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. The financial covenants get more restrictive in the fourth quarter of fiscal year 2009 and 2010. In addition, non-financial covenants confer limitations on Sensata’s ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

The Senior Secured Credit Facility also stipulates certain events and conditions which may require the Company to use excess cash flow, as defined by the terms of the agreement, generated by operating, investing or financing activities, to prepay some or all of outstanding borrowings under the Senior Secured Credit Facility beginning in 2008.

As per the terms of the Senior Secured Credit Facility, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2008 and 2007, for purposes of the Senior Secured Credit Facility, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement.

The final maturity of the revolving credit facility is on April 27, 2012. Loans made pursuant to the revolving credit facility must be repaid in full on or prior to such date and are pre-payable at the Company’s option at par. All letters of credit issued thereunder will terminate at final maturity unless cash collateralized prior to such time. The final maturity of the term loan facility is on April 27, 2013. The term loan must be repaid during the final year of the term loan facility in equal quarterly amounts, subject to amortization of approximately 1% per year prior to such final year.

The Senior Secured Credit Facility provides the Company with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving facility (the “Revolving Facility”), which includes a subfacility for swingline loans. The Revolving Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or  1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. The Company is subject to a 50 basis point commitment fee on the unused portion of the Revolving Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Facility amount of $150.0 million. Amounts drawn under the Revolving Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Facility must be paid in full at the final maturity date of April 27, 2012.

The term loan facility bears interest at LIBOR plus 175 basis points in the case of borrowings denominated in U.S. dollars and EURIBOR plus 200 basis points in the case of borrowings denominated in Euros. The interest payments on the Senior Secured Credit Facility are due quarterly starting July 27, 2006.

Pursuant to the Senior Secured Credit Facility, the Company is required to pay to its lender on a quarterly basis a commitment fee on the undrawn line of credit. For the fiscal years 2008 and 2007 and the period April 26, 2006 to December 31, 2006, the Company paid $668, $601 and $486, respectively, to its lender.

During the three months ended September 30, 2008, the Company borrowed $25,000 under its revolving credit facility.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

Senior Notes

The outstanding senior notes (“Senior Notes”) were issued under an indenture dated as of April 27, 2006 among the Company, as issuer, The Bank of New York, as trustee, and the Guarantors (“Senior Notes Indenture”). The Senior Notes mature on May 1, 2014. Interest is payable semiannually (at 8% per annum) in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the Acquisition of the S&C business from TI.

The Senior Notes Indenture limits under certain circumstances, the Company’s ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the Company’s capital stock, redeem the Company’s capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2008 and December 31, 2007, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Notes.

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

The Company may also redeem any of the Senior Notes at any time prior to May 1, 2010, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of Senior Notes and (b) the excess of the sum of the present value of the Senior Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the Senior Notes.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

The Company may also redeem up to 40% of the Senior Notes on or prior to May 1, 2009 from the proceeds of certain equity offerings and designated asset sales at a redemption price equal to 108% of the principal amount of the Senior Notes, plus accrued interest, if any, to the date of redemption only if, after any such redemption, at least 50% of the aggregate principal amount of such series of notes remain outstanding.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Notes or the guarantees, the Company may redeem the Senior Notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change of control, the Company will be required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of repurchase. In the event of a change of control, the Senior Notes will be subject to repurchase prior to the Senior Subordinated Notes.

Senior Subordinated Notes

The Company has 9% and 11.25% Senior Subordinated Notes.

9% Senior Subordinated Notes

The outstanding 9% Senior Subordinated Notes (“Senior Subordinated Notes”) were issued under an indenture dated as of April 27, 2006 among the Company, as issuer, The Bank of New York, as trustee, and the Guarantors (“Senior Subordinated Notes Indenture”). The Senior Subordinated Notes mature on May 1, 2016. Each Senior Subordinated Note bears interest at a rate of 9% per annum, or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the Senior Subordinated Notes were used to fund a portion of the acquisition of the S&C business from TI.

The Company may redeem some or all of the Senior Subordinated Notes beginning on May 1, 2011, at the redemption prices listed below, plus accrued and unpaid interest.

Year	Percentage
2011	104.5
2012	103.0
2013	101.5
2014 and thereafter	100.0

The Company may also redeem any of the Senior Subordinated Notes at any time prior to May 1, 2011, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of Senior Subordinated Notes and (b) the excess of the sum of the present value of the Senior Subordinated Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the Senior Subordinated Notes.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

The Company may also redeem up to 40% of the Senior Subordinated Notes on or prior to May 1, 2009 from the proceeds of certain equity offerings and designated asset sales at a redemption price equal to 109% of the principal amount of the Senior Subordinated Notes, plus accrued interest, if any, to the date of redemption only if, after any such redemption, at least 50% of the aggregate principal amount of such series of notes remain outstanding.

The indentures governing the Senior Subordinated Notes limit, under certain circumstances, the Company’s ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the Company’s capital stock, redeem the Company’s capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Subordinated Notes or the guarantees, the Company may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

As per the terms of the Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2007 and December 31, 2008, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Subordinated Notes.

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

During 2008, the Company repurchased outstanding notes totaling €17,384 (or $22,345) reducing the amount of Senior Subordinated Notes to €227.6 million (or $320.9 million) at December 31, 2008.

11.25% Senior Subordinated Notes

The outstanding 11.25% Senior Subordinated Notes (“Senior Subordinated Notes”) were issued under an indenture dated as of July 23, 2008 among the Company, as issuer, The Bank of New York Mellon, as trustee, The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent, and the Guarantors (“Senior Subordinated Notes Indenture”). The Senior Subordinated Notes mature on January 15, 2014. Interest is payable

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

semi-annually in cash to holders of Senior Subordinated Notes of record at the close of business on the January 1 or July 1 immediately preceding the interest payment date, on January 15 and July 15 of each year, commencing on January 15, 2009. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Subordinated Notes were issued in an aggregate principal amount of €141.0 million. Proceeds from the issuance of the Senior Subordinated Notes were used to refinance amounts outstanding under an existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. The Notes were issued and the Senior Subordinated Term Loan was retired in a non-cash transaction.

The indentures governing the Senior Subordinated Notes limit, under certain circumstances, the Company’s ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the Company’s capital stock, redeem the Company’s capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

The Company may redeem some or all of the Senior Subordinated Notes beginning on or after January 15, at the redemption prices listed below, plus accrued interest.

Year	Percentage
2010	105.625
2011	102.813
2012 and thereafter	100.000

The Company may also redeem any of the 11.25% Senior Subordinated Notes at any time prior to January 15, 2010, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of 11.25% Senior Subordinated Notes and (b) the excess of the sum of the present value of the 11.25% Senior Subordinated Notes on such redemption date and all required interest payments due on such notes through January 15, 2010, over the then outstanding principal amount of the 11.25% Senior Subordinated Notes.

The Company may also redeem up to 40% of the Senior Subordinated Notes on or prior to January 15, 2010 from the proceeds of certain equity offerings and designated asset sales at a redemption price equal to 111.25% of the principal amount of the Senior Subordinated Notes, plus accrued interest, if any, to the date of redemption only if, after any such redemption, at least 50% of the aggregate principal amount of such series of notes remain outstanding.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Subordinated Notes or the guarantees, the Company may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

As per the terms of the Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2007 and December 31, 2008, all of the subsidiaries of the Company were “Restricted

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Debt—(Continued)

Subsidiaries.” Under certain circumstances the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Subordinated Notes.

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

The Company also has uncommitted local lines of credit with commercial lenders at certain of its subsidiaries in the amount of $17.0 million. No amounts were drawn on these lines at December 31, 2008 or December 31, 2007.

Capital Lease and Other Financing Obligations

The Company operates in leased facilities with terms generally ranging from two to ten years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and also require that the Company pay taxes, insurance and maintenance costs. Rent and lease expense was $7,462 for fiscal year 2008, $6,383 for fiscal year 2007, $3,069 for the period from April 27, 2006 to December 31, 2006 and $971 for the period from January 1, 2006 to April 26, 2006.

Depending on the specific terms of the leases, the Company’s obligations are in two forms: capital leases and operating leases.

In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease will mature in 2026. The capital lease obligation outstanding was $29,860 and $30,382 at December 31, 2008 and 2007, respectively.

In conjunction with its acquisition of Airpax in 2007, the Company recognized capital leases for equipment each with a 5-year term. These capital leases will mature between 2010 and 2011. The capital lease obligations were $138 and $158 at December 31, 2008 and 2007, respectively.

On February 2008, the Company’s Malaysian operating subsidiary signed a series of agreements to sell and leaseback the land, building and certain equipment associated with its manufacturing facility in Kuala Lumpur, Malaysia. The transaction, which was valued at 41.0 million Malaysian Ringgit (or $12.6 million based on the closing date exchange rate), closed during the quarter ended June 30, 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. At December 31, 2008, this liability totaled $11,432.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

Debt Maturities

Remaining mandatory principal repayments of long-term debt, excluding capital lease and other financing obligations and the revolving credit facility, in each of the years ended December 31, 2009 through 2013 and thereafter are as follows:

Year Ending December 31,	Aggregate Maturities
2009	$15,112
2010	15,112
2011	15,112
2012	717,811
2013	909,579
Thereafter	770,938

Total long-term debt principal payments	$2,443,664

Compliance with Financial and Non-Financial Covenants

During fiscal year 2008 and at December 31, 2008, the Company was in compliance with all of the covenants and default provisions associated with its indebtedness.

12. Income Taxes

Successor

Effective April 27, 2006 and concurrent with the Sensata Acquisition, the Company and its Dutch subsidiaries are taxable entities in the Netherlands and will file a tax return under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, the Company’s United States subsidiaries executed a separation and distribution agreement that divided its U.S. sensors and controls businesses currently requiring two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, the Company filed one consolidated tax return in the United States. The remaining non-Dutch subsidiaries of the Company will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including Japan, China, Brazil, South Korea, Malaysia and Mexico. The Sensata Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.

(Loss)/income from continuing operations before taxes was as follows:

	U.S.	Non-U.S.	Total
Fiscal year 2008	$(122,497)	$61,627	$(60,870)
Fiscal year 2007	$(82,244)	$(89,501)	$(171,745)
For the period April 27, 2006 to December 31, 2006	$(56,879)	$(105,556)	$(162,435)

For the period January 1, 2006 to April 26, 2006	$4,750	$66,583	$71,333

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Income Taxes—(Continued)

Provision for income taxes was as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
Fiscal year 2008:
Current	$—	$23,106	$445	$23,551
Deferred	14,252	14,738	990	29,980

Total	$14,252	$37,844	$1,435	$53,531

Fiscal year 2007:
Current	$—	$16,040	$338	$16,378
Deferred	14,618	30,043	1,465	46,126

Total	$14,618	$46,083	$1,803	$62,504

For the period April 27, 2006 to December 31, 2006:
Current	$—	$18,412	$—	$18,412
Deferred	10,767	18,308	1,073	30,148

Total	$10,767	$36,720	$1,073	$48,560

For the period January 1, 2006 to April 26, 2006:
Current	$2,887	$16,497	$72	$19,456
Deferred	1,237	4,675	428	6,340

Total	$4,124	$21,172	$500	$25,796

Principal reconciling items from income tax computed at the U.S. statutory tax rate were as follows:

	Successor			Predecessor
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 to December 31, 2006	January 1 to April 26, 2006
Tax computed at statutory rate of 35%	$(21,304)	$(60,111)	$(56,852)	$24,967
Foreign rate tax differential	(7,607)	9,589	7,149	(2,865)
Unrealized foreign exchange gains and losses	25,900	5,368	18,152	—
Change in tax law or rates	(8,603)	8,084	—	—
Withholding taxes not creditable	2,238	4,514	3,446	—
Non-deductible Deferred Payment Certificate interest	—	—	11,992	—
Losses not tax benefited	58,623	88,971	63,581	780
State taxes, net of federal benefit	1,206	1,131	655	325
Non-deductible in-process research and development	—	1,995	—	—
Other	3,078	2,963	437	2,589

	$53,531	$62,504	$48,560	$25,796

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Income Taxes—(Continued)

The primary components of deferred income tax assets and liabilities were as follows:

	December 31,
	2008	2007
Deferred tax assets:
Inventories and related reserves	$5,450	$914
Accrued expenses	67,763	21,170
Unrealized foreign exchange loss	—	352
NOL and interest expense carryforwards	166,946	164,398
Pension liability	15,916	4,007
Other	2,607	2,046

Total deferred tax assets	258,682	192,887
Valuation allowance	(224,214)	(154,601)

Net deferred tax asset	34,468	38,286
Deferred tax liabilities:
Property, plant and equipment	(14,490)	(20,981)
Intangible assets and goodwill	(131,752)	(106,834)
Unrealized exchange gain	(1,475)	—
Tax on undistributed earnings of subsidiaries	(3,969)	—

Total deferred tax liabilities	(151,686)	(127,815)

Net deferred tax liability	$(117,218)	$(89,529)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2008 and December 31, 2007 will be allocated as follows:

	December 31,
	2008	2007
Income tax benefit recognized in the consolidated statement of operations	$(205,496)	$(146,788)
Other comprehensive loss	(14,912)	(4,007)
Goodwill	(3,806)	(3,806)

	$(224,214)	$(154,601)

After the effective date of SFAS 141(R), all changes in the carrying amount of a valuation allowance for an acquired deferred income tax asset or in a liability for an assumed income tax uncertainty will be recognized in income tax expense, even if the deferred tax asset or income tax uncertainty was initially recognized as a result of a business combination with an acquisition date prior to the effective date of SFAS 141(R).

A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses, in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, $1,372,500 of the Company’s goodwill and $59,100 of the indefinite lived intangibles are amortizable over 6 to 20 years. For book purposes, goodwill and indefinite lived intangibles are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite lived intangibles will result in a taxable temporary difference which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. As a result, the Company must recognize a deferred tax liability. This liability may not be offset by deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for 2008 was an increase of $69,613.

The Company’s subsidiary in Changzhou, China, is eligible for a 5 year tax holiday. Due to a new tax law enacted in 2007, the tax holiday began in 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Income Taxes—(Continued)

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

Withholding taxes generally apply to intercompany interest, royalty and management fees and certain payments to third parties. Such taxes are expensed if they cannot be credited against the recipient’s tax liability in its country of residence. Additional consideration also has been given to the withholding taxes associated with the remittance of presently unremitted earnings and the recipient corporation’s ability to obtain a tax credit for such taxes. Earnings are not considered to be indefinitely reinvested in the jurisdictions in which they were earned.

As of December 31, 2008, the Company has U.S. federal and state net operating loss carryforwards of $139,531 and non-U.S. net operating loss carryforwards of $325,565. The U.S. federal net operating loss carryforward will expire from 2026 to 2028 and the state net operating loss carryforward will expire from 2012 to 2028. The non-U.S. net operating loss carryforward will expire from 2012 to 2017.

The Company adopted FIN 48 effective January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an increase of $664 in the liability for unrecognized tax benefits and $5 of related interest and penalties, the total of which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. At adoption, the Company recorded $7,832 of unrecognized tax benefits relating to income tax uncertainties acquired in purchase business combinations. The total liability for unrecognized tax benefits was $8,496 at January 1, 2007.

A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$8,496
Increases related to current year tax positions	1,525

Balance at December 31, 2007	10,021
Increases related to current year tax positions	1,044
Decreases related to lapse of applicable statute of limitations	(3,030)

Balance at December 31, 2008	$8,035

Prior to the adoption of SFAS 141(R), included in the unrecognized tax benefits at December 31, 2008 is $2,670 of tax benefit that, if recognized, would reduce the Company’s effective tax rate. Upon the adoption of SFAS 141(R) on January 1, 2009, the amount of the unrecognized tax benefit at December 31, 2008 that if recognized would reduce the Company’s annual effective tax rate totaled $4,132.

The Company has accrued potential interest and penalties relating to unrecognized tax benefits. The Company classifies interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. For fiscal year 2008, the Company recognized interest and penalties of approximately $43 and $655, respectively, in the consolidated statement of operations and interest and penalties

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Income Taxes—(Continued)

of approximately $1,961 and $1,801, respectively, in the statement of financial position. For fiscal year 2007, the Company recognized interest and penalties of approximately $1,747 and $78, respectively, in the consolidated statement of operations and interest and penalties of approximately $2,190 and $1,752, respectively, in the statement of financial position.

Due to the expiration of certain statutes of limitation, it is reasonably possible that the Company’s total liability for unrecognized tax benefits may decrease within the next twelve months by a range of zero to $3,000. The liability for unrecognized tax benefit relates to the allocations of taxable income to the various jurisdictions where the Company is subject to tax.

The Company’s major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, South Korea, and Malaysia. Tax returns previously filed in these jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2003 through 2008.

The Company has various indemnification provisions in place with TI, Honeywell and William Blair. These provisions provide for the reimbursement by TI, Honeywell and William Blair of future tax liabilities paid by the Company which relate to the pre-acquisition periods of the acquired businesses including the S&C business, FTAS and Airpax, respectively.

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

13. Pension and Other Post Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree healthcare benefit plans. All of these plans duplicate benefits previously provided to participants under plans sponsored by TI, and recognize prior service with TI.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Pension and Other Post Retirement Benefits—(Continued)

The Company intends to contribute amounts to this U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. For the year ended December 31, 2008, the Company contributed $4,923 to the U.S. qualified defined benefit plan. The Company expects to contribute approximately $6,600 to the U.S. qualified defined benefit plan during fiscal year 2009.

The Company also sponsors a non-qualified plan which is closed to new participants and is unfunded. The Company did not make any contributions to its non-qualified defined benefit plan during fiscal year 2008 and does not anticipate making any contributions to it during fiscal year 2009.

During fiscal year 2008, the Company announced a voluntary early retirement programs for eligible STI employees in Attleboro, Massachusetts. Twenty-eight employees accepted the voluntary early retirement program. In accordance with SFAS 88, the Company recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees (see Note 9 for further discussion) of $1,300 and a charge for settlement of the Company’s benefit obligation of $591 during fiscal year 2008.

Defined Contribution Plans

The Company offers two defined contribution plans. Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices.

Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, may participate in the enhanced defined contribution plan, where employer-matching contributions are provided for up to 4% of the employee’s annual eligible earnings. In addition, this plan provides for an additional fixed employer contribution of 2% of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003. Employees who remain in the qualified defined benefit plan may participate in a defined contribution plan, where 50% employer-matching contributions are provided for up to 2% of the employee’s annual eligible earnings. Beginning in 2009, the Company’s matching of employees’ contributions under the above defined contribution plans will be discretionary and based on the financial performance of the Company.

The aggregate expense for U.S. employees under the defined contribution plans was $4,143, $2,393 and $1,610 for fiscal years 2008 and 2007 and the period from April 27, 2006 to December 31, 2006.

U.S. Retiree Healthcare Benefit Plan

The Company offers access to group medical coverage during retirement to some of its U.S. employees. The Company makes contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D. For the year ended December 31, 2008, the Company did not, and does not expect to, receive any amount of Federal subsidy. For the year ended December 31, 2008, the Company did not contribute toward the cost of any retiree medical benefits. Obligations to the U.S. Retiree Healthcare Benefit Plan for employees that retired prior to the Acquisition have been assumed by TI.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Pension and Other Post Retirement Benefits—(Continued)

Retiree health benefits were partially funded through a Voluntary Employee Benefit Association (“VEBA”) trust. As a term of the Acquisition, TI was bound to transfer a portion of the assets in their VEBA trust to the Sensata VEBA trust. The plan assets included in the financial statements reflect the final asset transfer. During the three months ended June 30, 2008, the Company amended the terms of the Sensata Technologies Welfare Benefit Trust agreement to allow for the assets held by the trust to be used for medical and dental costs of both active and retired employees. The Company received cash totaling $4,630 from the trust to pay for active employee medical and dental costs. As a result of the withdrawal of cash from the trust, during fiscal year 2008, the Company increased the retiree healthcare benefit liability by $4,630.

Non-U.S. Retirement Plans

Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For fiscal years 2008 and 2007 and the period from April 27, 2006 to December 31, 2006 the Company contributed $5,115, $4,159 and $2,403, respectively, to non-U.S. defined benefit plans. The Company expects to contribute $4,797 to non-U.S. retirement plans during 2009.

As a term of the Purchase Agreement, TI was bound to transfer a portion of the assets related to the Japan defined benefit plan to the Sensata trust. This transfer was based on regulations effective in Japan. The final asset amount transferred from the TI plan amounted to $23,134.

During fiscal year 2008, the Company terminated the employment of 324 employees at one of its foreign subsidiaries. In accordance with SFAS 88, the Company recognized a curtailment loss of $2,604 and a settlement loss of $393 associated with this event.

During fiscal year 2007, the Company implemented voluntary early retirement programs in certain foreign operations. These programs offered eligible employees special termination benefits in exchange for their early retirement from the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007. The Company recognized a charge of $5,161 associated with this event during fiscal year 2007.

Adoption of SFAS 158

In September 2006, the FASB issued SFAS 158 which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements effective as of the fiscal year ending December 31, 2007, for non-public entities and entities with public debt only, with early adoption encouraged. Effective December 31, 2006, the Company early adopted SFAS 158 and began to fully recognize its retirement and postretirement plan obligations on its statement of financial position. The Company’s measurement date for benefit obligations and plan assets was December 31, 2006.

Impact on financial statements

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

13. Pension and Other Post Retirement Benefits—(Continued)

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

For the period from January 1, 2006 to April 26, 2006
Defined benefit pension expense	$1,793
Defined contribution plans expense	$894
Retiree healthcare expense	$379

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

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Projected benefit obligation at April 27, 2006	$45,319	$7,786	$32,058
Fair value of plan assets at April 27, 2006	$34,039	$4,611	$23,245

Net periodic benefit cost of the defined benefit and retiree healthcare benefit plans was as follows:

	For the year ended December 31, 2008			For the year ended December 31, 2007			For the period from April 27, 2006 to December 31, 2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$2,449	$269	$3,111	$2,265	$326	$2,730	$1,283	$188	$2,273
Interest cost	3,173	536	1,038	2,836	509	641	1,786	324	656
Expected return on plan assets	(2,515)	(80)	(913)	(2,380)	(156)	(1,136)	(1,558)	(215)	(907)
Amortization of net loss	212	—	10	109	—	—	—	—	—
Loss on settlement	591	—	772	—	—	—	—	—	—
Loss on curtailment	—	—	2,604	—	—	—	—	—	—
Loss on special termination benefits	1,300	—	—	—	—	—	—	—	—

Net periodic benefit cost	$5,210	$725	$6,622	$2,830	$679	$2,235	$1,511	$297	$2,022

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Pension and Other Post Retirement Benefits—(Continued)

Obligation and asset data for the defined benefit and retiree healthcare benefit plans were as follows:

	For the year ended December 31, 2008			For the year ended December 31, 2007
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Benefit obligation—Beginning	$56,382	$9,688	$34,593	$53,150	$8,853	$34,364
Service cost	2,449	269	3,111	2,265	326	2,730
Interest cost	3,173	536	1,038	2,836	509	641
Plan participants’ contributions	—	—	111	—	—	67
Transfer	—	—	887	—	—	—
Business combinations	—	—	—	—	—	(2,831)
Actuarial (gain)/loss	5,942	342	2,824	(93)	—	158
Settlements	—	—	(2,986)	—	—	—
Curtailments	(2,063)	—	2,604	—	—	—
Special termination benefits	1,300	—	—	—	—	—
Benefits paid	(5,498)	—	(339)	(1,776)	—	(2,209)
Foreign currency exchange rate changes	—	—	4,550	—	—	1,673

Benefit obligation—Ending	$61,685	$10,835	$46,393	$56,382	$9,688	$34,593

Change in Plan Assets
Fair value of plan assets—Beginning	$35,873	$4,831	$30,612	$36,255	$4,753	$24,255
Actual return on plan assets	(10,245)	(201)	(4,639)	1,321	78	(2,025)
Employer contribution	4,923	—	5,115	73	—	4,159
Plan participants’ contributions	—	—	111	—	—	67
Business combinations	—	—	—	—	—	4,642
Settlements	—	—	(2,986)	—	—	—
Benefits paid	(5,498)	—	(339)	(1,776)	—	(2,209)
Transfer	—	(4,630)	—	—	—	—
Foreign currency exchange rate changes	—	—	6,460	—	—	1,723

Fair value of plan assets—Ending	$25,053	$—	$34,334	$35,873	$4,831	$30,612

Funded status at end of year	$(36,632)	$(10,835)	$(12,059)	$(20,509)	$(4,857)	$(3,981)

Accumulated benefit obligation at end of year	$47,077	$—	$36,107	$41,860	$—	$26,524

Amounts recognized in the statement of financial position at December 31 consist of:

	2008			2007
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$—	$—	$—	$4,200
Current liabilities	(82)	(82)	(3,001)	(60)	—	(1,572)
Noncurrent liabilities	(36,550)	(10,753)	(9,058)	(20,449)	(4,857)	(6,609)

	$(36,632)	$(10,835)	$(12,059)	$(20,509)	$(4,857)	$(3,981)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Pension and Other Post Retirement Benefits—(Continued)

Balances recognized within accumulated other comprehensive loss at December 31 that have not been recognized as components of net periodic benefit costs consist of:

	2008			2007			2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss	$20,796	$1,328	$11,537	$4,961	$706	$4,946	$4,104	$628	$1,678

The Company expects to amortize $1,451 from accumulated other comprehensive loss to net periodic benefit costs during fiscal year 2009.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets is presented below:

	December 31, 2008		December 31, 2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,685	$17,285	$56,382	$10,077
Accumulated benefit obligation	$47,077	$15,952	$41,860	$8,677
Plan assets	$25,053	$6,522	$35,873	$1,896

Information for defined benefit plans with a projected benefit obligation in excess of plan assets is presented below:

	December 31, 2008		December 31, 2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,685	$46,393	$56,382	$10,077
Plan assets	$25,053	$34,334	$35,873	$1,896

Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive loss are presented below:

	For the year ended December 31, 2008			For the year ended December 31, 2007			For the period April 27 to December 31, 2006
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss	$16,638	$622	$7,343	$966	$78	$2,536	$—	$—	$—
Amortization of net loss	(212)	—	(9)	(109)	—	—	—	—	—
Settlement loss	(591)	—	(743)	—	—	—	—	—	—

Total recognized in other comprehensive loss	$15,835	$622	$6,591	$857	$78	$2,536	$—	$—	$—

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Pension and Other Post Retirement Benefits—(Continued)

Assumptions and Investment Policies

Weighted-average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension and retiree healthcare plans were as follows:

	December 31, 2008			December 31, 2007
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	5.25%	5.25%		5.50%	5.75%
Non-U.S. assumed discount rate	2.66%	—		3.14%	—
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.23%	—	(1)	3.12%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree healthcare benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension and retiree healthcare plans were as follows:

	For the year ended December 31, 2008			For the year ended December 31, 2007			For the period April 27 to December 31, 2006
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	5.50%	5.75%		5.50%	5.75%		6.00%	6.25%
Non-U.S. assumed discount rate	3.14%	—		2.76%	—		2.53%	—
U.S. average long-term rate of return on plan assets	7.00%	3.25%		7.00%	3.25%		7.00%	7.00%
Non-U.S. average long-term rate of return on plan assets	2.92%	—		4.20%	—		4.05%	—
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.12%	—	(1)	2.88%	—	(1)	2.86%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree healthcare benefits as compensation levels do not impact earned benefits.

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities. For the U.S. plans an analysis is performed in which the projected cash flows from the defined benefit and retiree healthcare plans are matched with a yield curve based on an appropriate universe of high quality corporate bonds. The results of the yield curve analysis are used to select the discount rate that matches the payment stream of the benefits in each plan. Each rate is rounded to the nearest quarter of a percent.

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

13. Pension and Other Post Retirement Benefits—(Continued)

The results are adjusted for the payment of reasonable expenses of the plan from plan assets. The Company believes these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plans’ investments.

The table below shows target allocation ranges for the plans that hold a substantial majority of the defined benefit assets. The asset allocations for the retiree healthcare benefit plan are intended to represent the long-term targeted mix rather than a current mix.

	For the year ended December 31, 2008		For the year ended December 31, 2007
	U.S. Plans	Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
Asset Category	Defined Benefit	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Equity securities	50% – 60%	40% – 80%	50% – 75%	—	40% – 90%
Fixed income securities and cash	40% – 50%	20% – 60%	25% – 50%	100%	10% – 60%

For the defined benefit plans, it is intended that the investments will be rebalanced when the allocation is not within the target range. Additional contributions are invested consistent with the target ranges and may be used to rebalance the portfolio. The investment allocations and individual investments are chosen with regard to the duration of the obligations of the plan.

As of December 31, 2008 and 2007, the actual allocation of the U.S. pension assets was 52% equity and 48% fixed income and 55% equity and 45% fixed income, respectively.

Assumed healthcare cost trend rates for the U.S. Retiree Healthcare Benefit Plan:

	Retiree Healthcare
	December 31, 2008	December 31, 2007	December 31, 2006
Assumed healthcare trend rate for next year:
Attributed to less than age 65	8%	9%	10%
Attributed to age 65 or greater	9%	10%	11%
Ultimate trend rate	5%	5%	5%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2011	2011	2011
Attributed to age 65 or greater	2012	2012	2012

Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2008 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost component	$9	$(12)
Effect on postretirement benefit obligations	$100	$(145)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Pension and Other Post Retirement Benefits—(Continued)

The following table projects the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	U.S. Medicare Part D Reimbursement	Non-U.S. Defined Benefit
2009	$3,390	$118	$(2)	$3,364
2010	4,030	205	(3)	3,518
2011	4,820	320	(4)	579
2012	5,620	464	(6)	781
2013	6,730	633	(7)	862
2014 – 2018	44,190	5,537	(102)	7,335

14. Share-Based Payment Plans

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

No tax benefit was realized during the fiscal year 2008 as no stock options were exercised nor did any restrictions lapse on management’s restricted shares.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Share-Based Payment Plans—(Continued)

Stock Options

A summary of stock option activity for the year ended December 31, 2008 is presented below:

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousand)
Tranche 1 Options
Balance December 31, 2006	3,425,479	$6.99
Granted	680,774	7.36
Forfeited	(41,774)	6.99
Expired	—	—
Exercised	—	—

Balance December 31, 2007	4,064,479	$7.05	8.55	$17,592
Granted	131,669	11.38
Forfeited	(145,667)	7.53
Expired	—	—
Exercised	—	—

Options outstanding at December 31, 2008	4,050,481	$7.18	7.57	$17,031

Options vested at December 31, 2008	1,336,772	$6.99	7.38	$5,868
Expected to vest at December 31, 2008(1)	2,578,024	$7.18	7.57	$10,840

Tranche 2 and 3 Options
Balance December 31, 2006	6,850,958	$6.99
Granted	1,361,549	7.36
Forfeited	(83,548)	6.99
Expired	—	—
Exercised	—	—

Balance December 31, 2007	8,128,959	$7.05	8.55	$35,183
Granted	263,332	11.38
Forfeited	(291,333)	7.53
Expired	—	—
Exercised	—	—

Options outstanding at December 31, 2008	8,100,958	$7.18	7.57	$34,062

Options vested at December 31, 2008	—	$—	—	$—
Expected to vest at December 31, 2008(1)	7,695,910	$7.18	7.57	$32,359

(1)	The expected to vest options are the result of applying the forfeiture rate assumption to total unvested outstanding options.

During fiscal year 2008, 1,336,772 Tranche 1 options vested and are exercisable at December 31, 2008. No options expired during the year ended December 31, 2008. As of December 31, 2008, there were 380,798 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan. The fair value of vested options at December 31, 2008 was $15,212.

Sensata Technologies Holding B.V. 2006 Management Option Plan

Under the Sensata Technologies Holding B.V. 2006 Management Option Plan, participants were granted 2,205,675 options in three separate tranches. Each option entitled the holder to acquire an “equity strip” comprised of 1 Sensata Technologies Holding B.V. ordinary share and 19.5 Deferred Payment Certificates

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Share-Based Payment Plans—(Continued)

(“DPCs”) at an aggregate strike price of €25.00. These options were classified as liability awards based on features of the options as well as the underlying securities. Each tranche of awards had different vesting provisions and are further described below.

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

Tranche 1 Options: Tranche 1 options vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change in control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent parties. The Company recognizes a compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after the termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

The weighted-average grant date fair value per share for Tranche 1 options granted during the fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006 was $3.56, $2.57 and $2.32, respectively.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of these options were as follows:

	Ordinary Share Portion			DPC Portion
	For the year ended		For the period April 27, 2006 to December 31, 2006

	December 31, 2008	December 31, 2007
Dividend yield / interest yield	0%	0%	0%	14.00%
Expected volatility	25.00%	25.00%	19.64%	6.65% – 12.00%
Risk-free interest rate	3.01%	4.52%	5.13%	5.13%
Expected term (years)	6.6	6.6	6.6	3 – 5
Forfeiture rate	5.00%	5.00%	5.00%	5.00%

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Share-Based Payment Plans—(Continued)

The expected term of the time vesting options was based upon the “simplified” methodology prescribed by SAB 107. The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilizes the simplified method for options granted during fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

In December 2007, the Securities and Exchange Commission (“SEC”) issued SAB No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. The Company concluded that it will use the simplified method until sufficient historical data becomes available.

The Company recognized non-cash compensation expense of $2,005, $1,812 and $981 for fiscal years 2008 and 2007 and the period April 27, 2006 and December 31, 2006, respectively. The Company did not recognize a tax benefit associated with these expenses during fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006. As of December 31, 2008, there was $5,366 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 2.6 years.

Tranche 2 and 3 Options: Tranche 2 and 3 grants vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. The only difference between the terms of Tranche 2 and Tranche 3 awards is the amount of the required return on the Sponsors’ investment.

Such liquidity events would include a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third-parties. These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has the right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Share-Based Payment Plans—(Continued)

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of these options were as follows:

	For the year ended		For the period April 27 to December 31, 2006
	December 31, 2008	December 31, 2007
Dividend yield / interest yield	0%	0%	0%
Expected volatility	25.00%	25.00%	19.64%
Risk-free interest rate	3.01%	4.52%	5.13%
Expected term (years)	6.6	6.6	6.6
Forfeiture rate	5.00%	5.00%	5.00%
Assumed time to liquidity event (years)	2.0	2.7 – 4.7	3 – 5
Probability IPO vs. disposition	70% / 30%	70% / 30%	70% / 30%

Key assumptions, including the assumed time to liquidity and probability of an initial public offering versus a disposition, were based on management’s judgment with input from the Company’s Board of Directors.

The weighted-average grant date fair value per share of the Tranche 2 options granted during the fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006 was $2.15, $1.10 and $1.68, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006 was $1.43, $0.66 and $1.22, respectively. Management has concluded that satisfaction of the performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the years ending December 31, 2008, December 31, 2007 or the period April 27, 2006 to December 31, 2006. In accordance with SFAS 123(R), Share-Based Payment, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieved the specified returns.

Restricted Securities

Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

Under this plan, at the inception of the Company, participants were granted restricted Sensata Technologies Holding B.V. securities consisting of 20,025 ordinary shares and 390,487 DPCs.

First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation to be recorded. Restricted securities issued totaled 91,023. For 38,905 restricted securities, restrictions lapsed as of December 31, 2007. The remaining outstanding restricted securities lapse upon the earlier of retirement, as defined, a change in control or the third anniversary of the issuance of the shares.

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on “Valuation of Privately-Held-Company

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Share-Based Payment Plans—(Continued)

Equity Securities Issued as Compensation”. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $103, $203 and $278 in connection with these restricted securities for the years ended December 31, 2008 and 2007 and the period April 27, 2006 to December 31, 2006, respectively. The Company did not recognize a tax benefit associated with these expenses during fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006. Unrecognized compensation in connection with the restricted securities as of December 31, 2008 is $39, and the Company expects to recognize this expense over the next year.

During fiscal year 2008, the Company repurchased 11,973 restricted securities for $136 from a shareholder. This repurchase was recorded as a due from parent and is reflected in the consolidated and combined statement of changes in shareholder’s equity and TI’s net investment as of December 31, 2008 (See Note 16).

A summary of the restricted securities activity for the year ended December 31, 2008 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value
Non-vested balance December 31, 2007	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Restrictions lapsed	—	—

Non-vested balance December 31, 2008	52,118	$6.85

Restrictions lapsed as of December 31, 2008	38,905	$6.85

The restricted security aggregate intrinsic value information at December 31 is as follows:

	2008	2007	2006
Vested	$443	$443	$—
Expected to vest	$593	$593	$637

The weighted average remaining periods over which the restrictions will lapse, expressed in years, at December 31 are as follows:

	2008	2007	2006
Outstanding	*	1.4	1.5
Expected to vest	*	1.4	1.5

*	Reflects less than one year remaining

Predecessor

During their time as employees of TI, certain employees of Sensata were granted stock options for TI common stock and/or restricted stock units of TI under long-term incentive plans, as well as participating in TI’s employee stock purchase plan.

TI had stock options outstanding to participants under various stock option plans. Option prices per share generally may not be less than 100% of the fair market value on the date of the grant. Substantially all the options

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Share-Based Payment Plans—(Continued)

have a 10 year term. Except for options granted as part of a special retention grant in February 2003 (which vest beginning in the second year after grant at a rate of 50% / 25% / 25% per year), options granted subsequent to 1996 generally vest ratably over four years.

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

Effective July 1, 2005, TI adopted the fair value recognition provisions of SFAS 123(R) using the modified prospective application method. Under this transition method, compensation cost recognized during the period January 1, 2006 to April 26, 2006 includes the applicable amounts of: (a) compensation cost of all share-based payments granted prior to, but not yet vested as of July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and previously presented in TI’s pro forma footnote disclosures), and (b) compensation cost of all share-based payments granted subsequent to July 1, 2005 (the amounts of which are based on the grant-date fair value estimated in accordance with the new provisions of SFAS 123(R)). Results for prior periods have not been restated. There was no cash flow impact as a result of this adoption.

Share-based compensation expense for the period January 1, 2006 to April 26, 2006 totaled $1,070.

S&C’s portion of compensation expense related to participation in TI’s non-qualified stock options and stock options offered under TI’s employee stock purchase plan was based on the relative number of options granted to participating S&C employees to the total number of options granted to all TI employees. Share-based compensation expense has not been allocated to the various segments but is reflected in corporate activities and other.

15. Shareholder’s Equity and TI’s Net Investment

Successor

In connection with the Acquisition, the Company issued 180 ordinary shares with a par value of €100.0 per share. The Company is authorized to issue up to 900 shares. Upon the close of the Sensata Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Company S.C.A. Sensata Investment Company S.C.A. contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to Sensata and in exchange received 180 Ordinary Shares, €100.0 nominal value per share, and €616,909 of DPCs. The DPCs were issued as debt and provided the holder with a 14% yield on the principal amount. As a result, the DPCs were classified as long-term debt as of April 27, 2006 and the accrued yield was recognized as interest expense. In addition, the DPCs and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss. For the period April 27, 2006 to September 21, 2006, the Company recorded DPCs-related interest expense of $44,581 and a foreign currency loss on remeasurement of the DPCs and accrued yield of $13,442.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

15. Shareholder’s Equity and TI’s Net Investment—(Continued)

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

16. Related Party Transactions

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

Successor

During its fourth quarter of fiscal year 2008, the Company made certain payments to its Parent totaling $340 and repurchased certain restricted securities for $136 (See Note 14). These transactions have been recorded as a due from parent and reflected as such in its consolidated and combined statement of changes in shareholder’s equity and TI’s net investment as of December 31, 2008.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee (a “Periodic Fee”) equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For the years ended December 31, 2008, December 31, 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded $4,000, $4,000 and $2,667, respectively, related to the Advisory Agreement within selling, general and administrative expense. Pursuant to this agreement, the Company paid an aggregate of $30,000 to the Sponsors in connection with the costs of the Acquisition (and capitalized as part of the allocation of purchase price and capitalized debt issuance costs).

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Related Party Transactions—(Continued)

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the FTAS Acquisition, the Company paid and capitalized as part of the acquisition cost advisory fees of $900 to the Sponsors. In connection with the Airpax Acquisition, the Company paid advisory fees of $2,755 to the Sponsors, of which $1,653 was recorded in selling, general and administrative expense and $1,102 was recorded as part of the acquisition cost of Airpax. No amounts were capitalized to deferred financing costs associated with the financing of the Airpax Acquisition.

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

Other Arrangements with the Investor Group and its Affiliates

During fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded $1,467, $1,782 and $509, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006, the Company made payments of $772, $2,682 and $11,211, respectively, to this shareholder. For the fiscal year ended December 31, 2007 and the period April 27, 2006 to December 31, 2006, the Company capitalized $1,284 and $7,063, respectively as purchase price and for the period April 27, 2006 to December 31, 2006, the Company capitalized $3,900 as debt issuance costs. At December 31, 2008, amounts due to this shareholder totaled $821.

Transition Services Agreement

In connection with the Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, and expired no later than April 26, 2007, except for certain information technology services which expire no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For fiscal years 2008 and 2007 and the period April 27, 2006 to December 31, 2006, the Company recorded $217, $10,504 and $21,077, respectively, within selling, general, and administrative expense related to these administrative arrangements. The Company is no longer receiving any services provided under the Transition Services Agreement.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Related Party Transactions—(Continued)

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

Intercompany sales to TI were approximately $1,100 for the Predecessor period ended April 26, 2006, respectively, primarily for test hardware used in TI’s semiconductor business.

17. Commitments and Contingencies

The Company has outstanding obligations associated with its capital lease and other financing obligations, described in Note 11.

Future minimum annual lease payments for capital leases, other financing obligations and noncancelable operating leases in effect at December 31, 2008 are shown in the table below.

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
Fiscal
2009	$3,351	$1,928	$4,865	$10,144
2010	3,384	1,928	3,381	8,693
2011	3,386	1,598	2,438	7,422
2012	3,390	1,433	1,641	6,464
2013	3,424	981	1,003	5,408
2014 and thereafter	43,845	11,333	10,466	65,644

Net minimum rentals	60,780	19,201	$23,794	$103,775

Less interest portion	(30,782)	(6,676)

Present value of future minimum rentals	$29,998	$12,525

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Commitments and Contingencies—(Continued)

Non-cancelable purchase agreements exist with various suppliers for goods and services. At December 31, 2008, the Company had the following purchase commitments

2009	$6,471
2010	6,117
2011	5,367
2012	4,038
2013	4,000
2014 and thereafter	13,333

Total	$39,326

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

Intellectual Property and Product Liability Indemnification: The Company routinely sells products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities resulting from these indemnities cannot reasonably be estimated or accrued.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Commitments and Contingencies—(Continued)

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

TI has been designated by the U.S. Environmental Protection Agency (the “EPA”) as a Potentially Responsible Party (“PRP”) at a designated Superfund site in Norton, Massachusetts, regarding wastes from the Company’s Attleboro operations. The EPA has issued its Record of Decision, which described a cleanup plan for the removal of chemicals and other by products estimated to cost $43,000. The EPA expects a PRP group to undertake the remaining remediation. On December 9, 2008, the U.S. government announced that TI and 14 other parties had entered into a consent decree to complete the EPA designated cleanup, with an adjusted estimated cost of $29,000, plus certain EPA costs. During 2008, lawsuits were filed against TI alleging personal injuries suffered by individuals who were exposed to the site decades ago. TI is defending these lawsuits, which are in early stages. In addition, the Army Corps of Engineers is conducting a removal of certain radiological contamination at an estimated cost of $34,000. In accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro Mantovani disposal site. TI is defending these lawsuits, which are in early stages. No amounts have been accrued at December 31, 2008. These matters are managed and controlled by TI. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above.

Control Devices Incorporated (“CDI”), a wholly-owned subsidiary of STI acquired through our acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Commitments and Contingencies—(Continued)

on real property and a facility owned by CDI in Standish, Maine. The Company does not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The Company does not expect the cost associated with addressing the soil and ground water contamination to be material.

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, the minimum potential loss contingency is recorded. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $7.4 million at December 31, 2008 for various litigation and claims, including the matters described below.

The Company is involved in litigation from time to time in the ordinary course of business. Most of the Company’s litigation involves third party claims for property damage or personal injury allegedly caused by products of the Company. At any given time, the Company could be a party to twenty to thirty lawsuits or claims of this nature typically involving property damage claims only, although the Company has been involved in a small number of claims involving wrongful death allegations. The Company believes that the ultimate resolution of these matters, except potentially those matters described below, will not have a material effect on the financial condition or results of operations of the Company.

As of December 31, 2008, Sensata was party to 41 lawsuits in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately ten million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. As part of its sixth recall in August 2007, Ford noted in its announcement that this recall is different than the earlier recalls, which specifically referenced system interaction issues and expressed concern over the durability of the switch. During fiscal year 2008, Sensata/TI settled all outstanding wrongful death cases related to this claim for amounts that did not have a material effect on the Company’s financial conditions or results of operations. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $1.0 million as of December 31, 2008. There can be no assurance that this reserve will be sufficient to cover the extent of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Commitments and Contingencies—(Continued)

potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

On January 28, 2009, a significant customer filed a lawsuit against TI and Sensata Technologies, Inc. alleging defects in certain products that are incorporated into certain of the customer’s refrigerators. The lawsuit is very similar to one previously filed in 2005 and dismissed without prejudice in 2008. Sensata has paid the customer for certain costs associated with third party claims and external engineering costs which did not have a material adverse effect on its financial condition or results of operations. In connection with the alleged defect, the customer has made a filing with the Consumer Products Safety Commission (“CPSC”) pursuant to the Consumer Products Safety Act. The file has been reopened by the CPSC in light of recent field experience and the customer has informed the Company that a corrective action campaign is expected to commence in early 2009. Potential liabilities in the event of a product recall could have a material adverse effect on the Company’s financial condition and its results of operations. Although the Company contests certain of the customer’s allegations the Company believes that a loss is probable and, in light of recent developments, have included a reserve in the accompanying financial statements for the year ended December 31, 2008. TI has elected to become the controlling party as to this lawsuit and intends to actively defend the litigation on the behalf of TI and the Company.

TI has agreed to indemnify the Company for certain claims and litigation, including the matters described above. With regard to these matters, and certain other matters, TI is not required to indemnify the Company for claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, TI is obligated to indemnify the Company for amounts in excess of the $30.0 million threshold. TI’s indemnification obligation is capped at $300.0 million. Based on recent developments the Company believes that the aggregate amount of damages will ultimately exceed $30.0 million.

A significant automotive customer has alleged defects in certain of the Company’s products used in the customer’s systems installed in automobiles. During 2008, the Company recognized a charge for this claim as a reduction to net revenue. The Company and the customer negotiated a settlement. The Company made payment to the customer in the amount of €9.5 million during 2008 in settlement of the claim. The Company believes that this quality claim is subject to the TI indemnity described above.

Italy’s Istituto Nazionale di Providenzia Sociale (“INPS”) issued a decision in September 2007 that Texas Instruments Italy, the predecessor to Sensata Technologies Italy, failed to make adequate social security payments for employees of TI Italy’s Avezanno wafer fabrication facility during the years 1995-1998 in the amount of €5.7 million. TI has agreed to defend and indemnify the Company in this matter and filed suit in Italian civil courts believing that it has meritorious defenses. In November 2008, TI resolved its dispute with the INPS. The Company has not incurred, and does not expect to incur, any non-reimbursable costs in this matter.

A large automotive customer, a European vehicle original equipment manufacturer group, has alleged defects in certain of the Company’s products installed in the customer’s vehicles. The customer maintains that it will incur €8.1 million in expenses related to replacement of Sensata products. The Company contests the customer’s allegations. Accordingly, the Company does not believe that a loss is probable.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Financial Instruments

The carrying value and fair values of financial instruments at December 31, 2008 and December 31, 2007 are shown in the following table. The classification of the derivative instruments within the consolidated balance sheets is shown parenthetically:

	2008	2008	2007	2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash and cash equivalents	$77,716	$77,716	$60,057	$60,057
Trade receivables	145,759	145,759	212,234	212,234
Interest rate collars (prepaid expenses and other current assets)	—	—	700	700
Interest rate collars (other assets)	—	—	1,619	1,619
Commodity forward contracts (prepaid expenses and other current assets)	554	554	—	—

Liabilities
Senior secured term loans	$1,473,915	$611,043	$1,513,554	$1,430,929
Senior Subordinated Term Loan	—	—	207,623	184,784
Senior Note and Senior Subordinated Notes	969,749	337,565	810,763	731,917
Revolving credit facility	25,000	19,569	—	—
Interest rate collars (other long-term liabilities)	4,221	4,221	—	—
Interest rate swap (other long-term liabilities)	6,585	6,585	7,754	7,754
Commodity forward contracts (accrued expenses and other current liabilities)	—	—	47	47

Cash and Cash Equivalents

The fair value amounts for cash and cash equivalents approximate the carrying amounts on the balance sheet date due to the short-term maturities of these instruments.

Accounts Receivable

The carrying amount of accounts receivable approximates fair value.

Debt

The Company determined the fair value of debt by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Derivatives and Hedging Activities

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

18. Financial Instruments—(Continued)

liabilities in active markets, and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance– December 31, 2008
Assets
Commodity forward contracts	—	$554	—	$554

Total	—	$554	—	$554

Liabilities
Interest rate collars	$—	$4,221	$—	$4,221
Interest rate swaps	$—	6,585	$—	6,585

Total	$—	$10,806	$—	$10,806

Derivative financial instruments are measured at fair value and are recognized as assets or liabilities on the balance sheet with changes in the fair value of the derivatives recognized in either net loss or comprehensive loss, depending on the timing and designated purpose of the derivative.

The Company enters into forward contracts with a third party to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the instruments have not been designated as accounting hedges. In accordance with SFAS 133, the Company recognized the change in fair value of these derivatives in the statement of operations at each reporting period as a gain or loss as a component of Currency translation gain/(loss) and other, net. During fiscal year 2008, the Company recognized a net loss of $8.3 million associated with these derivatives.

Cash Flow Hedges

In June 2006, the Company executed a U.S. dollar interest rate swap contract covering $485.0 million of its variable rate debt. This initiative is consistent with the Company’s risk management objective to reduce exposure to variability in cash flows relating to interest payments on its outstanding debt. The interest rate swap amortizes from $485.0 million as of June 2006 to $25.0 million at maturity in January 2011. The notional amount as of December 31, 2008 was $240.0 million. The Company entered into the interest rate swap to hedge a portion of the Company’s exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of the Company’s variable rate debt to fixed rates. The 3-month LIBOR rate was 1.43% as of December 31, 2008.

The critical terms of the interest rate swap are identical to those of the designated floating rate debt under the Company’s Senior Secured Credit Facility.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Financial Instruments—(Continued)

The terms of the swaps are shown in the following table (in millions):

Current Notional Principal Amount (U.S. dollars in millions)	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$240.0	January 27, 2011	3 Month LIBOR	5.377%

Further, consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on its outstanding debt, in June 2006, the Company executed several Euro interest rate collar contracts covering €750 million of variable rate debt. Since June 2006, certain Euro interest rate collars have expired. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of the EURIBOR-based debt. In other words, the Company is protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, the Company will make payments on its EURIBOR-based variable rate debt at prevailing market rates. The 3-month EURIBOR rate was 2.89% as of December 31, 2008.

The terms of the remaining collars at December 31, 2008 are shown in the following table (in millions):

Current Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
€250.0 to 160.0	Amortizing	July 27, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

The following table summarizes the net derivative gains or losses recognized as a component of accumulated other comprehensive loss and reclassified to net loss for the fiscal years ended December 31, 2008 and 2007:

	2008	2007
Accumulated loss on derivative instruments designated and qualifying as cash flow hedges at beginning of period	$5,435	$2,490
Net derivative losses recorded in other comprehensive loss	10,321	3,101
Reclassification of net derivative (loss) gain to net loss	(4,950)	(156)

Accumulated loss on derivative instruments designated and qualifying as cash flow hedges at end of period	$10,806	$5,435

The Company did not recognize a tax benefit associated with the net derivative losses discussed above. During the years ended December 31, 2008 and 2007 and the period April 27, 2006 to December 31, 2006, there were no gains or losses from cash flow hedges due to ineffectiveness. No amounts were excluded from the assessment of hedge effectiveness. No cash flow hedges were derecognized or discontinued during fiscal years 2008 and 2007. During 2008, the Company reclassed $4,950 from Accumulated other comprehensive loss to net loss within interest expense. The Company expects to reclassify approximately $10,294 from Accumulated other comprehensive loss to net loss within the next twelve months due to payments for interest on the underlying hedged debt to be made during fiscal year 2009.

Derivative financial instruments are recorded at fair value which approximates the amount that the Company would pay or receive to settle the position.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Financial Instruments—(Continued)

Fair value information on financial instruments used to hedge S&C business exposure to foreign currency and interest rate risk is not available due to the centralized nature of TI’s hedging program.

Concentration of Credit Risk

As of December 31, 2008, the Company had no significant concentration of credit risk, other than the areas noted below. Sensata is a global company with substantial operations in emerging markets and it is subject to sovereign risks as well as the increased counterparty risk of customers and financial institutions in those jurisdictions.

Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers, and their dispersion across different businesses and geographic areas. The Company performs ongoing credit evaluations of its customers’ financial condition.

The Company generated approximately 53% of its net revenue for fiscal year 2008 outside the Americas. In addition, its largest customer accounted for approximately 7% of net revenue for fiscal year 2008 and the ten largest customers contributed a total of 40% of net revenue during fiscal year 2008. Net revenues were derived from the following end-markets: 17% from North American automotive, 34% from automotive outside of North America, 14% from appliances and heating, ventilation and air-condition, 14% from industrial, 7% from heavy vehicle / off-road and 14% from other end-markets. Within many end-markets, the Company is a significant supplier to most or all major original equipment manufacturers (“OEMs”) reducing its exposure to fluctuations in market share within individual end-markets.

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

19. Segment Reporting

The Company organizes its business into two reportable segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages its sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker, in deciding how to allocate resources and assess performance. During 2007, the controls reporting segment was comprised of two operating segments – Electrical Protection and Power Controls – which were aggregated to form the controls reportable segment. During 2008, the Company changed the manner in which it operates its business. As a result, the controls reportable segment it now comprised of only one operating segment. Accordingly, no aggregation was necessary.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of depreciation and amortization expenses associated with

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Segment Reporting—(Continued)

assets recorded in connection with the Sensata, FTAS and Airpax Acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. These corporate costs are separately stated below and include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2.

The sensors segment is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as heating, ventilation and air conditioning systems. As a result of changes in the manner in which the Company operates its business, the Company reclassified the portion of the Airpax business involving thermal sensing and exhaust gas recirculation products from the controls business segment to the sensors business segments. Prior period amounts presented herein have been reclassified to conform to current period presentation.

The controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters and precision switches and thermostats.

The tables below present information about reported segments for the years ended December 31, 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006.

	Successor			Predecessor
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26
Net revenues:
Sensors	$861,287	$879,832	$496,332	$223,280
Controls	561,368	523,422	302,175	152,320

Total net revenues	$1,422,655	$1,403,254	$798,507	$375,600

Segment operating income (as defined above):
Sensors	$204,382	$230,866	$132,832	$54,306
Controls	108,319	120,981	82,586	39,566

Total segment operating income	312,701	351,847	215,418	93,872

Corporate / other	(59,803)	(88,847)	(42,870)	(18,609)
Restructuring and other costs, net	(24,124)	(5,166)	—	(2,456)
Turn-around effect of step-up in inventory to fair value	—	(4,454)	(25,017)	—
Amortization of intangibles and capitalized software	(148,762)	(131,064)	(82,740)	(1,078)

Profit from operations	80,012	122,316	64,791	71,729
Interest expense, net	(196,337)	(188,587)	(163,593)	(511)
Currency translation gain/(loss) and other, net	55,455	(105,474)	(63,633)	115

(Loss) / income from continuing operations before taxes	$(60,870)	$(171,745)	$(162,435)	$71,333

No customer exceeded 10% or more of the Company’s net revenue in any of the periods presented.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Segment Reporting—(Continued)

The table below presents depreciation and amortization expense for the reported segments for the years ended December 31, 2008, December 31, 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006.

	Successor			Predecessor
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Total depreciation and amortization
Sensors	$19,566	$18,864	$10,692	$4,008
Controls	10,075	14,409	7,487	2,746
Corporate / other(1)	170,482	155,995	93,009	2,855

Total	$200,123	$189,268	$111,188	$9,609

(1)	Included within Corporate / other during the Successor periods is all the depreciation and all the amortization expense associated with the fair value step-up recognized in the Sensata, FTAS, SMaL and Airpax Acquisitions. The Company does not allocate the additional depreciation and amortization expense associated with the step-up in fair value of the property, plant and equipment and intangible assets associated with the acquisitions in the Successor periods to its segments. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

The table below presents total assets for the reported segments as of December 31, 2008 and 2007.

	December 31,
	2008	2007
Total assets
Sensors	$335,685	$330,564
Controls	201,675	218,643
Corporate / other(1)	2,765,714	3,006,284

Total	$3,303,074	$3,555,491

(1)	Included within Corporate / other as of December 31, 2008 and 2007 is $1,536,773 and $1,556,002, respectively, of goodwill, $1,033,351 and $1,179,669, respectively, of intangible assets, $41,591 and $98,457, respectively, of property, plant and equipment and $2,829 and $8,921, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Segment Reporting—(Continued)

The table below presents capital expenditures for the reported segments for the years ended December 31, 2008 and 2007 and the periods April 27, 2006 to December 31, 2006 and January 1, 2006 to April 26, 2006.

	Successor			Predecessor
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Total capital expenditures
Sensors	$16,514	$35,913	$17,874	$7,980
Controls	13,388	8,819	8,934	3,022
Corporate / other	11,061	21,969	2,822	5,703

Total	$40,963	$66,701	$29,630	$16,705

Geographic Area Information

The following geographic area data includes net revenue, based on the Company’s revenue recognition, policies, and property, plant and equipment, based on the location of the respective entities.

Net revenue by geographic area and by significant countries are shown in the tables below:

	Net Revenue
	Successor			Predecessor
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006
Americas	$668,475	$685,063	$399,265	$179,505
Asia Pacific	405,222	363,400	206,012	103,184
Europe	348,958	354,791	193,230	92,911

Total	$1,422,655	$1,403,254	$798,507	$375,600

	Net Revenue
	For the year ended		For the period
	December 31, 2008	December 31, 2007	April 27 (inception) to December 31, 2006
United States	$634,402	$635,255	$351,584
The Netherlands	348,957	342,415	192,179
Japan	232,384	202,565	87,056
All Other	206,912	223,019	167,688

	$1,422,655	$1,403,254	$798,507

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Segment Reporting—(Continued)

Long-lived assets by geographic area and by significant countries are shown in the tables below:

	Long-Lived Assets
	December 31,
	2008	2007
Americas	$114,444	$124,578
Asia Pacific	122,296	122,179
Europe	18,424	20,098

Total	$255,164	$266,855

	Long-Lived Assets
	December 31,
	2008	2007
United States	$65,359	$68,617
Malaysia	53,689	53,618
Mexico	44,594	51,183
Korea	18,432	22,467
The Netherlands	18,232	19,822
All Other	54,858	51,148

	$255,164	$266,855

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 11. In July 2008, the Company issued Senior Subordinated Notes subject to the same guarantees as described below. The Senior Notes and Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on an senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the FTAS acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, described in Note 11.

The following condensed consolidating and combining financial statements are presented for the information of the holders of the Notes and present the Condensed Consolidating Balance Sheets as of December 31, 2008 and December 31, 2007 and the Condensed Consolidating and Combining Statements of Operations and Statements of Cash Flows for the year ended December 31, 2008 and 2007 and the periods April 27, 2006 (inception) to December 31, 2006 and January 1, 2006 to April 26, 2006, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate or combine the issuer with the Guarantor and Non-Guarantor subsidiaries.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated and combined presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary Guarantors have not been provided as management believes the following information is sufficient, as the Guarantor subsidiaries are 100% owned by the parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of Sensata’s general creditors.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,180	$48,196	$10,340	$—	$77,716
Accounts receivable, net of allowances	—	133,045	12,714	—	145,759
Intercompany accounts receivable	325,937	359,878	74,612	(760,427)	—
Inventories	—	116,261	22,967	—	139,228
Deferred income tax assets	—	14,028	226	—	14,254
Prepaid and other current assets	9,851	13,235	2,784	—	25,870
Assets held for sale	—	439	2,390	—	2,829

Total current assets	354,968	685,082	126,033	(760,427)	405,656
Property, plant and equipment, net	—	207,317	47,847	—	255,164
Goodwill	—	1,446,889	89,884	—	1,536,773
Other intangible assets, net	—	983,378	49,973	—	1,033,351
Investment in subsidiaries	687,452	81,054	—	(768,506)	—
Advances to subsidiaries	2,207,062	—	—	(2,207,062)	—
Other assets	55,063	5,152	11,915	—	72,130

Total assets	$3,304,545	$3,408,872	$325,652	$(3,735,995)	$3,303,074

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt and capital lease and other financing obligations	$40,112	$1,657	$33	$—	$41,802
Accounts payable	—	52,868	11,382	—	64,250
Accrued expenses and other current liabilities	2,307	63,159	31,553	—	97,019
Intercompany liabilities	351,030	354,558	54,839	(760,427)	—
Accrued profit sharing	—	608	37	—	645

Total current liabilities	393,449	472,850	97,844	(760,427)	203,716
Pension and post-retirement benefit obligations	—	53,770	2,591	—	56,361
Capital lease and other financing obligations	—	40,779	54	—	40,833
Long-term intercompany liabilities	—	2,184,230	22,832	(2,207,062)	—
Long-term debt, less current portion	2,428,552	—	—	—	2,428,552
Other long-term liabilities	43,183	103,874	21,504	—	168,561
Commitments and contingencies

Total liabilities	2,865,184	2,855,503	144,825	(2,967,489)	2,898,023
Shareholder’s equity
Shareholder’s equity	439,361	553,369	180,827	(768,506)	405,051

Total liabilities and shareholder’s equity	$3,304,545	$3,408,872	$325,652	$(3,735,995)	$3,303,074

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$15,590	$32,441	$12,026	$—	$60,057
Accounts receivable, net of allowances	—	196,019	16,215	—	212,234
Intercompany accounts receivable	318,030	355,516	63,933	(737,479)	—
Inventories	—	133,335	22,178	—	155,513
Deferred income tax assets	—	5,800	1,066	—	6,866
Prepaid and other current assets	1,687	18,519	2,669	—	22,875
Assets held for sale	—	5,769	3,152	—	8,921

Total current assets	335,307	747,399	121,239	(737,479)	466,466
Property, plant and equipment, net	—	222,049	44,806	—	266,855
Goodwill	—	1,441,603	114,399	—	1,556,002
Other intangible assets, net	—	1,113,779	65,890	—	1,179,669
Investment in subsidiaries	849,182	113,473	—	(962,655)	—
Advances to subsidiaries	2,235,635	—	—	(2,235,635)	—
Other assets	63,335	7,572	15,592	—	86,499

Total assets	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

Liabilities and Shareholder’s Equity
Current liabilities:
Current portion of long-term debt and capital lease	$15,361	$558	$—	$—	$15,919
Accounts payable	—	107,715	18,878	—	126,593
Accrued expenses and other current liabilities	24,690	78,233	25,552	—	128,475
Intercompany liabilities	339,348	356,162	41,969	(737,479)	—
Accrued profit sharing	—	7,708	744	—	8,452

Total current liabilities	379,399	550,376	87,143	(737,479)	279,439
Pension and post-retirement benefit obligations	—	31,549	366	—	31,915
Capital lease obligations	—	29,887	95	—	29,982
Long-term intercompany liabilities	—	2,201,823	33,812	(2,235,635)	—
Long-term debt, less current portion	2,516,579	—	—	—	2,516,579
Other long-term liabilities	9,878	88,465	32,912	—	131,255
Commitments and contingencies

Total liabilities	2,905,856	2,902,100	154,328	(2,973,114)	2,989,170
Shareholder’s equity
Shareholder’s equity	577,603	743,775	207,598	(962,655)	566,321

Total liabilities and shareholder’s equity	$3,483,459	$3,645,875	$361,926	$(3,935,769)	$3,555,491

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,347,121	$237,834	$(162,300)	$1,422,655
Operating costs and expenses:
Cost of revenue	—	922,405	198,755	(162,300)	958,860
Research and development	—	38,100	170	—	38,270
Selling, general and administrative	8,225	262,499	37,492	—	308,216
Impairment of goodwill	—	13,173	—	—	13,173
Restructuring	—	14,817	9,307	—	24,124

Total operating costs and expenses	8,225	1,250,994	245,724	(162,300)	1,342,643

(Loss)/profit from operations	(8,225)	96,127	(7,890)	—	80,012
Interest (expense)/income, net	(23,116)	(171,048)	(2,173)	—	(196,337)
Currency translation gain/(loss), and other, net	54,278	(19,692)	20,869	—	55,455

Income/(loss) from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	22,937	(94,613)	10,806	—	(60,870)
Equity in (losses)/earnings from continuing operations of subsidiaries	(83,807)	(7,998)	—	91,805	—
Provision/(benefit) for income taxes	53,531	34,362	4,609	(38,971)	53,531

(Loss)/income from continuing operations	(114,401)	(136,973)	6,197	130,776	(114,401)
Equity in loss from discontinued operations of subsidiaries	(20,082)	—	—	20,082	—
Loss from discontinued operations	—	(20,077)	(5)	—	(20,082)

Net (loss)/income	$(134,483)	$(157,050)	$6,192	$150,858	$(134,483)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,323,620	$195,624	$(115,990)	$1,403,254
Operating costs and expenses:
Cost of revenue	—	887,177	179,129	(115,990)	950,316
Research and development	—	31,904	1,996	—	33,900
Selling, general and administrative	6,512	254,985	30,059	—	291,556
Impairment of goodwill	—	—	—	—	—
Restructuring	—	5,166	—	—	5,166

Total operating costs and expenses	6,512	1,179,232	211,184	(115,990)	1,280,938

(Loss)/profit from operations	(6,512)	144,388	(15,560)	—	122,316
Interest (expense)/income, net	(20,714)	(164,123)	(3,750)	—	(188,587)
Currency translation gain/(loss), and other, net	(109,519)	(10,763)	14,808	—	(105,474)

Loss from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	(136,745)	(30,498)	(4,502)	—	(171,745)
Equity in (losses)/earnings from continuing operations of subsidiaries	(35,000)	872	—	34,128	—
Provision/(benefit) for income taxes	62,504	54,895	4,376	(59,271)	62,504

(Loss)/income from continuing operations	(234,249)	(84,521)	(8,878)	93,399	(234,249)
Equity in loss from discontinued operations of subsidiaries	(18,260)	—	—	18,260	—
Loss from discontinued operations	—	(18,260)	—	—	(18,260)

Net (loss)/income	$(252,509)	$(102,781)	$(8,878)	$111,659	$(252,509)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Operations

For the Period From April 27, 2006 (inception) to December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$774,725	$61,234	$(37,452)	$798,507
Operating costs and expenses:
Cost of revenue	—	528,870	47,449	(37,452)	538,867
Research and development	—	19,680	62	—	19,742
Selling, general and administrative	7,969	156,776	10,362	—	175,107
Impairment of goodwill	—	—	—	—	—
Restructuring	—	—	—	—	—

Total operating costs and expenses	7,969	705,326	57,873	(37,452)	733,716

(Loss)/profit from operations	(7,969)	69,399	3,361	—	64,791
Interest (expense)/income, net	(51,618)	(110,828)	(1,147)	—	(163,593)
Currency translation gain/(loss), and other, net	(63,746)	(7,194)	7,307	—	(63,633)

(Loss)/income from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	(123,333)	(48,623)	9,521	—	(162,435)
Equity in (losses)/earnings from continuing operations of subsidiaries	(39,102)	—	—	39,102	—
Provision/(benefit) for income taxes	48,560	33,736	3,926	(37,662)	48,560

(Loss)/income from continuing operations	(210,995)	(82,359)	5,595	76,764	(210,995)
Equity in loss from discontinued operations of subsidiaries	(1,309)	—	—	1,309	—
Loss from discontinued operations	—	(1,309)	—	—	(1,309)

Net (loss)/income	$(212,304)	$(83,668)	$5,595	$78,073	$(212,304)

Condensed Combining Statements of Operations

For the Period From January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Net revenue	$—	$364,481	$27,232	$(16,113)	$375,600
Operating costs and expenses:
Cost of revenue	—	247,917	21,224	(16,113)	253,028
Research and development	—	8,635	—	—	8,635
Selling, general and administrative	—	34,410	5,342	—	39,752
Impairment of goodwill	—	—	—	—	—
Restructuring	—	2,456	—	—	2,456

Total operating costs and expenses	—	293,418	26,566	(16,113)	303,871

Profit from operations	—	71,063	666	—	71,729
Currency translation (loss)/gain and other, net	—	(414)	18	—	(396)

Income before income taxes	—	70,649	684	—	71,333
Provision for income taxes	—	23,513	2,283	—	25,796

Income/(loss) from continuing operations	—	47,136	(1,599)	—	45,537
Loss from discontinued operations	—	(167)	—	—	(167)

Net income/(loss)	$—	$46,969	$(1,599)	$—	$45,370

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(5,855)	$45,954	$22,159	$—	$62,258
Net cash used in operating activities from discontinued operations	—	(14,437)	—	—	(14,437)

Net cash (used in) / provided by operating activities	(5,855)	31,517	22,159	—	47,821

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(27,420)	(13,543)	—	(40,963)
Proceeds from sale of assets	—	2,002	298	—	2,300
Acquisition of Airpax business	—	175	—	—	175
Dividends received by issuer	11,785	—	—	(11,785)	—

Net cash provided by / (used in) investing activities from continuing operations	11,785	(25,243)	(13,245)	(11,785)	(38,488)
Net cash used in investing activities from discontinued operations	—	(225)	—	—	(225)

Net cash provided by / (used in) investing activities	11,785	(25,468)	(13,245)	(11,785)	(38,713)

Cash flows from financing activities:
Advances to Shareholder	(476)	—	—	—	(476)
Proceeds from revolving credit facility	25,000	—	—	—	25,000
Proceeds from financing obligations	—	12,597	—	—	12,597
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,968)	—	—	—	(5,968)
Payments of debt issuance cost	(4,722)	(489)	—	—	(5,211)
Payments on capitalized lease and other financing obligations	—	(1,217)	—	—	(1,217)
Payments for repurchase of outstanding Senior Subordinated Notes	(6,674)	—	—	—	(6,674)
Dividends paid to issuer		(1,185)	(10,600)	11,785	—

Net cash (used in) / provided by financing activities	(2,340)	9,706	(10,600)	11,785	8,551

Net change in cash and cash equivalents	3,590	15,755	(1,686)	—	17,659
Cash and cash equivalents, beginning of period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of period	$19,180	$48,196	$10,340	$—	$77,716

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$58,080	$89,267	$20,725	$—	$168,072
Net cash used in operating activities from discontinued operations	—	(12,794)	— —	—	(12,794)

Net cash provided by operating activities	58,080	76,473	20,725	—	155,278

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(45,675)	(21,026)	—	(66,701)
Proceeds from sale of assets	—	123	—	—	123
Acquisition of FTAS business	—	419	—	—	419
Acquisition of Airpax business, net of cash received	—	(277,521)	—	—	(277,521)
Intercompany investment in subsidiaries	(47,823)	—	—	47,823	—
Dividends received by issuer	5,963	—	—	(5,963)	—

Net cash (used in) / provided by investing activities from continuing operations	(41,860)	(322,654)	(21,026)	41,860	(343,680)
Net cash used in investing activities from discontinued operations	—	(12,030)	—	—	(12,030)

Net cash (used in) / provided by investing activities	(41,860)	(334,684)	(21,026)	41,860	(355,710)

Cash flows from financing activities:
Proceeds from issuance of Euro term loan	195,010	—	—	—	195,010
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,548)	—	—	—	(5,548)
Payments on capitalized lease	—	(454)	(14)	—	(468)
Payments of debt issuance cost	(3,758)	—	—	—	(3,758)
Proceeds from (payments on) intercompany loans	(217,214)	217,214	—	—	—
Proceeds from intercompany investment in subsidiaries	—	45,895	1,928	(47,823)	—
Dividends paid to issuer	—	(5,963)	—	5,963	—

Net cash (used in) / provided by financing activities	(41,010)	256,692	1,914	(41,860)	175,736

Net change in cash and cash equivalents	(24,790)	(1,519)	1,613	—	(24,696)
Cash and cash equivalents, beginning of period	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of period	$15,590	$32,441	$12,026	$—	$60,057

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Period From April 27, 2006 (inception) to December 31, 2006

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in)/provided by operating activities from continuing operations	$(1,120)	$123,181	$9,154	$—	$131,215
Net cash used in operating activities from discontinued operations	—	(1,309)	—	—	(1,309)

Net cash (used in)/provided by operating activities	(1,120)	121,872	9,154	—	129,906

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(27,422)	(2,208)	—	(29,630)
Acquisition of the S&C business, net of cash received	(3,018,018)	(2,907,318)	(113,483)	3,017,715	(3,021,104)
Acquisition of FTAS business	(91,809)	(53,606)	—	53,606	(91,809)
Dividend received by issuer	8,287	—	—	(8,287)	—

Net cash used in investing activities	(3,101,540)	(2,988,346)	(115,691)	3,063,034	(3,142,543)

Cash flows from financing activities:
Proceeds from issuance of U.S. term loan facility	950,000	—	—	—	950,000
Proceeds from issuance of Euro term loan facility	495,455	—	—	—	495,455
Proceeds from issuance of Senior Notes	450,000	—	—	—	450,000
Proceeds from issuance of Senior Subordinated Notes	301,605	—	—	—	301,605
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on Euro term loan facility	(2,101)	—	—	—	(2,101)
Payments on capitalized lease	—	(256)	—	—	(256)
Payments of debt issuance cost	(79,117)	—	—	—	(79,117)
Proceeds from issuance of Deferred Payment Certificates	768,298	—	—	—	768,298
Proceeds from issuance of Ordinary Shares	216,699	—	—	—	216,699
Capital contribution from Sensata Technologies Intermediate Holding	1,557	—	—	—	1,557
Proceeds from (payments on) intercompany loans	45,394	(45,394)	—	—	—
Proceeds from intercompany investment in subsidiaries	—	2,949,081	122,240	(3,071,321)	—
Dividends paid to issuer	—	(2,997)	(5,290)	8,287	—

Net cash provided by financing activities	3,143,040	2,900,434	116,950	(3,063,034)	3,097,390

Net change in cash and cash equivalents	40,380	33,960	10,413	—	84,753
Cash and cash equivalents, beginning of the period	—	—	—	—	—

Cash and cash equivalents, end of the period	$40,380	$33,960	$10,413	$—	$84,753

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Combining Statements of Cash Flows

For the Period From January 1, 2006 to April 26, 2006

	Sensata (Issuer)(a)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensors and Controls Combined
Cash flows from operating activities:
Net cash provided by/(used in) operating activities from continuing operations	$—	$43,473	$(2,707)	$—	$40,766
Net cash used in operating activities from discontinued operations	—	(167)	—	—	(167)

Net cash provided by/(used in) operating activities	—	43,306	(2,707)	—	40,599

Cash flows from investing activities:
Additions to property, plant and equipment	—	(16,025)	(680)	—	(16,705)

Net cash used in investing activities	—	(16,025)	(680)	—	(16,705)

Cash flows from financing activities:
Payments on capitalized lease	—	(96)	—	—	(96)
Net transfers (to) from Texas Instruments	—	(27,185)	3,387	—	(23,798)

Net cash (used in)/provided by financing activities	—	(27,281)	3,387	—	(23,894)

Net change in cash and cash equivalents	—	—	—	—	—

Cash and cash equivalents, beginning of period	—	—	—	—	—

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—

(a)	For the periods prior to the Acquisition, Sensata was not a part of the S&C business.

21. Unaudited Quarterly Data

A summary of the unaudited quarterly results of operations is as follows:

	Quarter ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2008
Net revenue	$267,585	$361,005	$406,221	$387,844
Gross profit	$88,399	$117,714	$141,442	$116,240
Net income (loss)	$(52,196)	$72,535	$(27,934)	$(126,888)
Loss from discontinued operations	$(10,516)	$(2,333)	$(3,728)	$(3,505)

	Quarter ended
	December 31	September 30	June 30	March 31
Year Ended December 31, 2007
Net revenue	$372,607	$357,117	$345,531	$327,999
Gross profit	$117,178	$116,314	$112,576	$106,870
Net loss	$(80,198)	$(86,767)	$(44,889)	$(40,655)
Loss from discontinued operations	$(4,038)	$(3,937)	$(3,134)	$(7,151)

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2008 and 2007 and

For the Periods April 27, 2006 to December 31, 2006, and January 1, 2006 to April 26, 2006

(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions			Deductions	Balance at the end of the period
		Charged to cost and expenses	Charged to other accounts
2008
Allowance for doubtful accounts	$3,690	$1,411	—		$(854)	$4,247
Allowance for price adjustments	4,346	5,139	—		(4,353)	5,132
Return reserves	1,033	3,931	—		(3,698)	1,266

	$9,069	$10,481	$—		$(8,905)	$10,645

2007
Allowance for doubtful accounts	$1,555	$2,565	$312	(a)	$(742)	$3,690
Allowance for price adjustments	3,021	5,449	—		(4,124)	4,346
Return reserves	611	526	266	(a)	(370)	1,033

	$5,187	$8,540	$578		$(5,236)	$9,069

April 27, 2006 - December 31, 2006
Allowance for doubtful accounts	$2,356	$371	$989	(a)	$(2,161)	$1,555
Allowance for price adjustments	3,834	3,937	—		(4,750)	3,021
Return reserves	558	683	—		(630)	611

	$6,748	$4,991	$989		$(7,541)	$5,187

January 1, 2006 - April 26, 2006
Allowance for doubtful accounts	$1,992	$743	$—		$(379)	$2,356
Allowance for price adjustments	2,891	2,553	—		(1,610)	3,834
Return reserves	589	370	—		(401)	558

	$5,472	$3,666	$—		$(2,390)	$6,748

(a)	Amounts represent pre-acquisition balances that were recognized by Sensata upon the acquisition of the respective entity.

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 17, 2009.

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on February 17, 2009.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE Thomas Wroe	Principal Executive Officer	February 17, 2009

/S/ JEFFREY COTE Jeffrey Cote	Principal Financial and Accounting Officer	February 17, 2009

/S/ AMACO MANAGEMENT SERVICES B.V. Amaco Management Services B.V.	Director	February 17, 2009

/S/ GEERT BRAAKSMA Geert Braaksma	Director	February 17, 2009