Form 10-Q
period 2009-03-31
Sensata Technologies B.V.
filed 2009-04-30
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 30, 2009, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “will”, “plan”, “predict”, “project”, and similar terms and phrases or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations.

We believe that the following factors, among others (including those described in “Item 1A. Risk Factors” caption in the “Part II—Other Information” section of this report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: risks associated with the current financial crisis and worldwide economic conditions; adverse developments in the automotive industry; continued fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; competition in our markets; continued pricing and other pressures from our customers; general economic, political, business and market risks; fluctuations in foreign currency exchange and interest rates; risks associated with our ability to comply with our debt covenants, including financial ratios; risks associated with our substantial indebtedness, leverage and debt service obligations; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards; fluctuations in the cost and/or availability of manufactured components and raw materials; non-performance by our suppliers; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws; our ability to attract and retain key personnel; risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies; risks associated with maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; our ability to recover damages related to possible disputes covered by the indemnification agreement with TI; and the possibility that our controlling shareholder’s interest will conflict with our interest or the interests of our stakeholders.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2008 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements attributable to Sensata or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$180,284	$77,716
Accounts receivable, net of allowances of $10,896 and $10,645 at March 31, 2009 and December 31, 2008, respectively	147,509	145,759
Inventories	115,133	139,228
Deferred income tax assets	14,109	14,254
Prepaid expenses and other current assets	14,687	25,870
Assets held for sale	2,801	2,829

Total current assets	474,523	405,656
Property, plant and equipment at cost	393,625	390,415
Accumulated depreciation	(146,062)	(135,251)

Property, plant and equipment, net	247,563	255,164
Goodwill	1,531,271	1,536,773
Other intangible assets, net	980,113	1,033,351
Deferred income tax assets	3,588	3,680
Deferred financing costs	53,137	55,520
Other assets	13,537	12,930

Total assets	$3,303,732	$3,303,074

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$258,160	$41,802
Accounts payable	75,628	64,250
Income taxes payable	2,884	9,296
Accrued expenses and other current liabilities	109,291	86,710
Accrued profit sharing	681	645
Deferred income tax liabilities	963	1,013

Total current liabilities	447,607	203,716
Deferred income tax liabilities	140,967	134,139
Pension and post-retirement benefit obligations	55,191	56,361
Capital lease and other financing obligations, less current portion	39,861	40,833
Long-term debt, less current portion	2,188,348	2,428,552
Other long-term liabilities	39,257	34,422
Commitments and contingencies

Total liabilities	2,911,231	2,898,023
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at March 31, 2009 and December 31, 2008	22	22
Due from parent	(495)	(476)
Additional paid-in capital	1,050,138	1,049,937
Accumulated deficit	(610,150)	(599,965)
Accumulated other comprehensive loss	(47,014)	(44,467)

Total shareholder’s equity	392,501	405,051

Total liabilities and shareholder’s equity	$3,303,732	$3,303,074

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008
Net revenue	$239,016	$387,844
Operating costs and expenses:
Cost of revenue	161,344	269,916
Research and development	5,163	10,802
Selling, general and administrative	70,418	83,289
Impairment of goodwill and intangible assets	19,867	—
Restructuring	11,488	310

Total operating costs and expenses	268,280	364,317

(Loss) / profit from operations	(29,264)	23,527
Interest expense	(42,484)	(51,083)
Interest income	324	280
Currency translation gain / (loss) and other, net	69,141	(80,217)

Loss from continuing operations before taxes	(2,283)	(107,493)
Provision for income taxes	7,641	15,890

Loss from continuing operations	(9,924)	(123,383)
Loss from discontinued operations, net of tax of $0	(261)	(3,505)

Net loss	$(10,185)	$(126,888)

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net loss	$(10,185)	$(126,888)
Net loss from discontinued operations	(261)	(3,505)

Loss from continuing operations	(9,924)	(123,383)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	11,072	16,167
Amortization of deferred financing costs	2,383	2,989
Currency translation (gain) / loss on debt	(68,955)	84,334
Share-based compensation	201	520
Amortization of intangible assets and capitalized software	38,804	36,137
(Gain) / loss on disposition of assets	83	44
Loss on assets held for sale	—	684
Deferred income taxes	7,017	10,214
Impairment of goodwill and intangible assets	19,867	—
Increase / (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(1,750)	(21,911)
Inventories	24,095	(9,224)
Prepaid expenses and other current assets	10,846	(1,658)
Accounts payable and accrued expenses	34,016	46,144
Income taxes payable	(4,104)	2,712
Accrued profit sharing and retirement	(1,134)	(5,642)
Other	468	3,472

Net cash provided by operating activities from continuing operations	62,985	41,599
Net cash used in operating activities from discontinued operations	(233)	(3,464)

Net cash provided by operating activities	62,752	38,135
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(4,319)	(10,501)
Proceeds from sale of assets	—	32

Net cash used in investing activities from continuing operations	(4,319)	(10,469)
Net cash used in investing activities from discontinued operations	—	(66)

Net cash used in investing activities	(4,319)	(10,535)
Cash flows from financing activities:
Proceeds from revolving credit facility	48,250	—
Advances to shareholder, net	(19)	—
Payments on U.S. term loan facility	(2,375)	(2,375)
Payments on Euro term loan facility	(1,313)	(1,572)
Payments on capitalized lease and other financing obligations	(408)	(142)

Net cash provided by / (used in) financing activities	44,135	(4,089)

Net change in cash and cash equivalents	102,568	23,511
Cash and cash equivalents, beginning of period	77,716	60,057

Cash and cash equivalents, end of period	$180,284	$83,568

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

Sensata Technologies B.V. (“Sensata” or the “Company”) is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct, wholly-owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct, wholly-owned subsidiary of Sensata Investment Company, S.C.A. The share capital of Sensata Investment Company, S.C.A., is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain”), a leading global private investment firm, co-investors (Bain and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

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

The sensors business includes pressure sensors and transducers for the automotive, heating, ventilation, air conditioning, and industrial markets. These products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Pressure sensors for vehicle stability and fuel injection improve safety and performance, reduce vehicle emissions and improve gas mileage.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q, and therefore do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to prior periods to conform to current period presentation. Amounts related to the Vision business have been reclassified to discontinued operations within the condensed consolidated statement of operations following the Company’s announcement of its intention to sell the business (see Note 6). In addition, the Company has retrospectively changed the condensed consolidated statement of cash flows for the treatment of the Vision business as discontinued operations. Amounts associated with restructuring actions have also been reclassified.

3. New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) Financial Accounting Standard (“FAS”) No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value on financial instruments for interim reporting periods as well as in annual financial statements and provides guidance for disclosure of financial information on the fair value of all financial instruments, with the related carrying amount, in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amounts relate to the statement of financial position. FSP 107-1 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company will adopt FSP 107-1 in its interim reporting for the period ended June 30, 2009. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 amends SFAS 157 to include disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. FSP 157-4 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, and shall be applied prospectively, with early adoption permitted. The Company will adopt FSP 157-4 in its interim reporting for the period ended June 30, 2009. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other postretirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company will adopt this standard in its annual filing for the year ended December 31, 2009. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for the Company’s interim and annual financial statements beginning after December 15, 2008. The Company adopted this FSP effective January 1, 2009. There was no impact of adoption on the Company’s financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, operations and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for the Company. SFAS 161 shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. The Company adopted SFAS 161 on January 1, 2009 and has included the required disclosures at Note 15.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. The Company adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160” ). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for the Company. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. The Company adopted SFAS 160 on January 1, 2009. This adoption had no impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under SFAS No. 141, Business Combinations. SFAS 141(R) also changed the definition of a business to exclude consideration of certain resulting outputs used to generate revenue as described in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted SFAS 141(R) on January 1, 2009. This adoption had no impact on the Company’s financial position or results of operations.

4. Comprehensive Net Loss

Comprehensive net loss includes net loss, net unrealized loss for the effective portion of the Company’s designated cash flow hedges and a net unrealized loss associated with the Company’s defined benefit and retiree healthcare plans. The components of the comprehensive net loss, net of tax of $0, are as follows:

	For the three months ended
	March 31, 2009	March 31, 2008
Net loss	$(10,185)	$(126,888)
Net unrealized loss on derivatives	(2,428)	(7,034)
Defined benefit and retiree healthcare plans	(119)	(117)

Comprehensive net loss	$(12,732)	$(134,039)

5. Inventories

Inventories consist of the following:

	March 31, 2009	December 31, 2008
Finished goods	$36,432	$48,454
Work-in-process	17,046	20,084
Raw materials	61,655	70,690

Total	$115,133	$139,228

6. Discontinued Operations

In December 2008, the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL”). The Company purchased SMaL for $12.0 million in March 2007. The current economic climate and slower than expected demand for these products were the primary factors in the decision to sell the business. On April 2, 2009, the Company announced the signing of an agreement to sell the Vision business. The transaction is expected to close during the quarter ended June 30, 2009.

Results of operations of the Vision business included within loss from discontinued operations are as follows:

	For the three months ended
	March 31, 2009	March 31, 2008
Net revenue	$628	$670
Loss from operations before income tax	$(261)	$(3,505)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

7. Goodwill and Other Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at the reporting unit level annually in the fourth quarter of each fiscal year, and more frequently if conditions merit further evaluation. Given the global economic crisis and the volatility in the end-markets in which the Company serves, the Company performed a review of goodwill and intangible assets for potential impairment during the three months ended March 31, 2009. At March 31, 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 (goodwill of $5,293 and definite-lived intangibles of $14,574) in the condensed consolidated statement of operations. The Interconnection reporting unit is part of the controls reporting segment.

The Company attributes the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the first quarter of 2009. The results of our Interconnection reporting unit deteriorated during the first quarter of 2009 and, accordingly, the Company lowered its forecast for this business for 2009, as well as its longer term projections. The Company utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit.

Assumptions used in the determination of the fair value of the Interconnection reporting unit included projected cash flows, earnings multiples and discount rates. The Company estimated future cash flows, based on its business forecasts, and incorporated external information from industry sources, where applicable. A multiple of earnings was applied to the earnings in the final year of the project cash flows to determine a terminal value and projected cash flows were discounted to their present value to determine a recoverable amount.

Should certain assumptions used in the development of the fair value of the Interconnection reporting unit, or any other reporting unit, change the Company may be required to recognize additional goodwill or intangible asset impairments.

Goodwill

The following summarizes the changes in goodwill, by segment:

	Sensors	Controls	Total
Balance – December 31, 2008	$1,160,874	$375,899	$1,536,773
Adjustment	(209)	—	(209)
Impairment of Goodwill	—	(5,293)	(5,293)

Balance – March 31, 2009	$1,160,665	$370,606	$1,531,271

During the three months ended March 31, 2009, the Company determined a restructuring reserve of $209 associated with the manufacturing facility in Standish, Maine was no longer required. The amount was reversed to goodwill.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated (economic benefit) basis over their estimated lives. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of acquisition-related definite-lived intangible assets that are subject to amortization:

		March 31, 2009				December 31, 2008
	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,170	$66,579	$(2,430)	$199,161	$268,170	$60,409	$207,761
Customer relationships	10	1,026,840	328,688	(12,144)	686,008	1,026,840	297,244	729,596
Non-compete agreements	6	24,230	3,360	—	20,870	24,230	2,636	21,594
Tradename	10	720	240	—	480	720	207	513

	11	$1,319,960	$398,867	$(14,574)	$906,519	$1,319,960	$360,496	$959,464

Amortization expense on definite-lived intangible assets for the three months ended March 31, 2009 and March 31, 2008 was $38,371 and $36,004, respectively. Amortization of these acquisition-related definite-lived intangible assets is estimated to be $112,911 for the remainder of 2009, $143,660 in 2010, $132,057 in 2011, $120,491 in 2012 and $105,554 in 2013.

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

In addition, other intangible assets recognized on the unaudited condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $7,268 and $7,133 and net carrying amounts of $5,124 and $5,417 as of March 31, 2009 and December 31, 2008, respectively. The weighted average life for the capitalized software is 3.5 years. Amortization expense on capitalized software for the three months ended March 31, 2009 and March 31, 2008 was $433 and $133, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

8. Restructuring Costs

Restructuring programs consist of the following:

FTAS Plan

In December 2006, the Company acquired First Technology Automotive and Special Products (“FTAS”) from Honeywell International Inc. (“Honeywell”). In January 2007, the Company announced plans (“FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 143 employees. These actions described above associated with the FTAS Plan were completed in 2008, and the Company anticipates remaining payments to be paid through 2014 due primarily to contractual lease obligations.

The total cumulative amount incurred to date and expected to be incurred in connection with the FTAS Plan is $11,011 (severance costs $4,350, facility exit and other costs $6,661). The following table outlines the rollforward of the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$383	$3,804	$4,187
Purchase accounting adjustments	—	(209)	(209)
Payments	(175)	(239)	(414)

Balance at March 31, 2009	$208	$3,356	$3,564

Employees terminated as of March 31, 2009	143

Total costs incurred to date and expected to be incurred by the Company in connection with the FTAS Plan are $11,011 (sensors $5,092, controls $2,476, corporate $3,443). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2008	$2,803	$334	$1,050	$4,187
Purchase accounting adjustments	—	—	(209)	(209)
Payments	—	(173)	(241)	(414)

Balance at March 31, 2009	$2,803	$161	$600	$3,564

During the three months ended March 31, 2009, the Company revised its accrual related to facility exit and other costs established through purchase accounting on FTAS. As a result, the Company reduced goodwill by a corresponding amount.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Airpax Plan

In July 2007, Sensata Technologies Inc. acquired Airpax. In 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees. The Company anticipates the actions described above associated with the Airpax Plan to be completed during 2009 and the remaining severance and exit payments paid through 2010.

The total cumulative amount incurred to date and expected to be incurred in connection with the Airpax Plan is $6,959 (severance costs $5,034, facility exit and other costs $1,925). The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$736	$1,086	$1,822
Payments	(358)	—	(358)

Balance at March 31, 2009	$378	$1,086	$1,464

Employees terminated as of March 31, 2009	331

Total costs incurred to date and expected to be incurred by the Company in connection with the Airpax Plan are $6,959 (controls $5,436, corporate $1,523). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance at December 31, 2008	$1,639	$183	$1,822
Payments	(241)	(117)	(358)

Balance at March 31, 2009	$1,398	$66	$1,464

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries. During fiscal year 2008, the Company recognized charges totaling $23,013, primarily related to severance, pension curtailment and settlement charges and other exit costs. During the three months ended March 31, 2009, the Company recognized a charge of $11,488, of which $10,782 relates to severance, $366 relates to pension settlement and $340 relates to other costs. The total cost of these actions is expected to be $35,229 and affect 2,043 employees. The Company anticipates the actions described above associated with the 2008 Plan to be completed during 2009 and the remaining payments paid through 2014 due primarily to contractual obligations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The total cumulative amount incurred to date in connection with these actions is $33,615 (severance costs $26,358, pension-related costs $5,254, facility exit and other costs $2,003).

The following table outlines the restructuring liabilities associated with the 2008 Plan, excluding the $366 charge related to pension:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$11,527	$1,764	$13,291
Charges	10,782	340	11,122
Payments	(11,986)	(490)	(12,476)
Impact of changes in foreign currency exchange rates	(540)	(181)	(721)

Balance at March 31, 2009	$9,783	$1,433	$11,216

Employees terminated as of March 31, 2009	958

The total cumulative amount incurred to date in connection with these actions is $33,615 (sensors $1,674, controls $4,003, corporate $27,938). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2008	$969	$2,901	$9,421	$13,291
Charges	11	242	10,869	11,122
Payments	(641)	(1,456)	(10,379)	(12,476)
Impact of changes in foreign currency exchange rates	(6)	(285)	(430)	(721)

Balance at March 31, 2009	$333	$1,402	$9,481	$11,216

The following tables show amounts associated with all of the Company’s restructuring programs for the three months ended March 31, 2009 described above and where in the unaudited condensed consolidated statement of operations these amounts were recognized:

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the three months ended March 31, 2009
Restructuring	$—	$—	$11,488	$11,488
Currency translation (gain)/loss and other, net	—	—	(721)	(721)

Total	$—	$—	$10,767	$10,767

9. Income Taxes

The Company recorded tax provisions for the three months ended March 31, 2009 and March 31, 2008 of $7,641 and $15,890, respectively. The Company’s tax provision consists of current tax expense, which relates primarily to the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense, which relates primarily to amortization of tax deductible goodwill.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

10. Pensions and Other Post Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree health care benefit plans.

The components of net periodic pension and post retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended March 31, 2009:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$610	$70	$799
Interest cost	790	150	256
Expected return on plan assets	(650)	—	(207)
Amortization of net loss	115	—	200
Amortization of prior service cost	—	—	196
Loss on settlement	—	—	152

Net periodic benefit cost	$865	$220	$1,396

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

The Company intends to contribute amounts to its U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company made no contributions to the U.S. qualified defined benefit plan during the three months ended March 31, 2009. The Company expects to contribute approximately $5.6 million to U.S. defined benefit plans during fiscal year 2009. Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $7.0 million to non-U.S. defined benefit plans during fiscal year 2009.

11. Accrued Expenses and Other Current Liabilities

Included as a component of Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets is accrued interest associated with the Company’s outstanding debt, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. At March 31, 2009 and December 31, 2008, accrued interest totaled $38,933 and $10,898, respectively. The accrued interest balance at December 31, 2008 reflects certain prepayments made during the fourth quarter of 2008.

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

The Company’s share-based payment plans are described in the notes to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Stock Options

A summary of stock option activity for the three months ended March 31, 2009 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2008	4,050,481	$7.18
Granted	—	—
Forfeited	(83,463)	8.74
Exercised	—	—

Balance March 31, 2009	3,967,018	$7.15	7.31	$—

Vested at March 31, 2009	1,528,859	$7.03	7.23	$—

Expected to vest at March 31, 2009 (1)	2,169,961	$7.22	7.36	$—

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance December 31, 2008	8,100,958	$7.18
Granted	—	—
Forfeited	(233,763)	8.24
Exercised	—	—

Balance March 31, 2009	7,867,195	$7.13	7.31	$—

Vested at March 31, 2009	—	—	—	—

Expected to vest at March 31, 2009 (1)	7,001,804	$7.13	7.31	$—

(1)	The expected to vest options are the result of applying the forfeiture rate assumption to total unvested outstanding options.

During the three months ended March 31, 2009, 192,087 Tranche 1 options vested and are exercisable at March 31, 2009. No options expired during the three months ended March 31, 2009. As of March 31, 2009, there were 698,024 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

At March 31, 2009, the estimated fair value of the equity price per share was less than the weighted average exercise price per share.

Tranche 1 Options: Tranche 1 options vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third parties. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

There were no grants made during the three months ended March 31, 2009. The weighted-average grant date fair value per share of the Tranche 1 options granted during the three months ended March 31, 2008 was $3.55.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options were as follows:

For the three months ended March 31, 2008
Dividend Yield	0%
Expected Volatility	25.00%
Risk-free interest rate	2.99%
Expected term (years)	6.6
Forfeiture Rate	5.00%

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the three months ended March 31, 2008 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

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

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three months ended March 31, 2009 and March 31, 2008 of $175 and $494, respectively. During the three months ended March 31, 2009, the Company revised its forfeiture rate to 11% based upon the actual rate of forfeitures by plan participants. As a result, the Company recorded an adjustment to its non-cash compensation expense of $335. As of March 31, 2009, there was $4,549 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 2.3 years. The Company did not recognize a tax benefit associated with these expenses during the three months ended March 31, 2009 and March 31, 2008.

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

No Tranche 2 and Tranche 3 options were granted during the three months ended March 31, 2009. The weighted-average grant date fair value per share of the Tranche 2 and Tranche 3 options granted during the three months ended March 31, 2008 was $1.93 and $1.24, respectively.

The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options were as follows:

For the three months ended March 31, 2008
Dividend yield	0%
Expected volatility	25.00%
Risk-free interest rate	2.99%
Expected term (years)	6.6
Assumed time to liquidity event (years)	1.88
Probability initial public offering vs. disposition	70% / 30%
Forfeiture Rate	5.00%

Key assumptions, including the assumed time to liquidity and probability of an initial public offering versus a disposition, were based on management’s judgment with input from the Company’s Board of Directors.

Management has concluded that satisfaction of the performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three months ended March 31, 2009 and March 31, 2008. In accordance with SFAS No. 123(R), Share-Based Payment, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieve the specified returns.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Restricted Securities

A summary of the restricted securities activity for the three months ended March 31, 2009 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousand)
Non-vested balance December 31, 2008	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Non-vested balance March 31, 2009	52,118	$6.85	$—

Restrictions lapsed as of March 31, 2009	38,905	$6.85	$—

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $26 and $26, respectively, in connection with these restricted securities during the three months ended March 31, 2009 and March 31, 2008. As of March 31, 2009, unrecognized compensation associated with the restricted securities was $12. The Company expects to recognize this expense during the second quarter of 2009.

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

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the three months ended March 31, 2009 and March 31, 2008, the Company recorded $1,000 and $1,000, respectively, within selling, general and administrative expense.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Other Arrangements with the Investor Group and its Affiliates

During the three months ended March 31, 2009 and March 31, 2008, the Company recorded $635 and $300, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the three months ended March 31, 2008, the Company made payments to this shareholder totaling $1,087. No payments were made during the three months ended March 31, 2009.

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

Product Warranty Liabilities

The Company accrues for product-related claims if a loss is probable and can be reasonably estimated. During the periods presented, there have been no material accruals or payments regarding product warranty except as disclosed in the “Legal Proceedings” section of this note. Consistent with general industry practice, the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Company enters into formal contracts with certain customers in which the parties define warranty remedies. In some cases, product claims may be disproportionate to the price of the Company’s products.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. TI is defending these lawsuits, which are in early stages. No amounts have been accrued at March 31, 2009. These matters are managed and controlled by TI. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above.

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

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased,

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $7.9 million at March 31, 2009 for various litigation and claims, including the matters described below.

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

As March 31, 2009, Sensata was party to 42 lawsuits in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately ten million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. During fiscal year 2008, Sensata/TI settled all outstanding wrongful death cases related to this claim for amounts that did not have a material effect on the Company’s financial conditions or results of operations. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $1.0 million as of March 31, 2009. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

On January 28, 2009, a significant customer filed a lawsuit against TI and Sensata Technologies, Inc. alleging defects in certain products that are incorporated into certain of the customer’s refrigerators. The lawsuit is very similar to one previously filed in 2005 and dismissed without prejudice in 2008. TI and Sensata have answered that lawsuit and, additionally filed a separate lawsuit against the customer. During 2008, Sensata paid the customer for certain costs associated with third party claims and external engineering costs which did not have a material adverse effect on its financial condition or results of operations. By letter dated February 11, 2009, TI elected pursuant to the Asset and Share Purchase Agreement (“ASPA”) to become the controlling party in the lawsuit and intends to actively defend the litigation on the behalf of TI and the Company. On March 10, 2009, the Consumer Products Safety Commission in cooperation with the customer, announced the voluntary recall of approximately 1.6 million refrigerators. Possible liabilities arising with the litigation could have a material adverse effect on the Company’s financial condition and its results of operations. Although the Company contests certain of the customer’s allegations, the Company believes that a loss is probable and, recognized a loss reserve during the period ended December 31, 2008.

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

A large automotive customer, a European vehicle original equipment manufacturer group, has alleged defects in certain of the Company’s products installed in the customer’s vehicles. The customer maintains that it will incur euro 8.1 million in expenses related to replacement of the Sensata products. The Company contests the customer’s allegations and does not believe that a loss is probable.

15. Financial Instruments

Fair Value Hierarchy

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. SFAS 157 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. SFAS 157 clarifies that a fair value measurement for a liability should reflect the risk that the obligation will not be fulfilled (i.e., non-performance risk). A reporting entity’s credit risk is a component of the non-performance risk associated with its obligations and, therefore, should be considered in measuring fair value of its liabilities. Effective January 1, 2008, the Company adopted SFAS 157 as it relates to financial assets and financial liabilities and effective January 1, 2009, the Company adopted similar provisions for nonfinancial assets and nonfinancial liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s financial position or results of operations.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance— March 31, 2009
Assets
Interest rate cap	$—	$744	$—	$744
Commodity forward contracts	—	1,311	—	1,311

Total	—	$2,055	—	$2,055

Liabilities
Interest rate collars	$—	$6,843	$—	$6,843
Interest rate swap	—	5,520	—	5,520

Total	$—	$12,363	$—	$12,363

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2009.

Measured on a Non-Recurring Basis.

For assets and liabilities measured on a non-recurring basis during the period, SFAS 157 requires quantitative disclosures about the fair value measurements separately for each major category.

In March 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the condensed consolidated statement of operations (see Note 7 for further discussion) to reduce its book value to its implied fair value.

The assets itemized below were measured at fair value on a non-recurring basis during the first quarter of 2009 using an income approach:

(In millions)	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	$—	$—	$13,971	$(19,867)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS 161. SFAS 161 amends and expands the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit risk related contingent features in derivative instruments.

As required by SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedging accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge on the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

Interest Rate Risk:

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its U.S. dollar and euro denominated floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps, collars and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable-rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable-rate amounts if interest rates rise above the cap strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive income (“AOCI”) and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three months ended March 31, 2009, the Company recorded no ineffectiveness in earnings.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Amounts reported in AOCI related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of March 31, 2009, the Company estimates that an additional $12,472 will be reclassified from interest expense to AOCI during the twelve months ended March 31, 2010.

As of March 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$210.0	July 27, 2006	January 27, 2011	3 Month LIBOR	5.377%
Interest Rate Collars	€250.0	July 28, 2008	April 27, 2011	3 Month Euribor	3.55% - 4.40%
Interest Rate Cap	€100.0	March 5, 2009	April 29, 2013	3 Month Euribor	5.00%
Interest Rate Cap	$600.0	March 5, 2009	April 29, 2013	3 Month LIBOR	5.00%

Commodity Risk:

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with SFAS 133, the Company recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain / (loss) and other, net.

The table below presents the volume of Company’s commodity derivatives by type of commodity:

Silver	295,182 troy oz
Gold	1,152 troy oz
Nickel	104,841 pounds
Copper	771,300 pounds

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of March 31, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate caps	Other assets	$744		$—
Interest rate swap		—	Other long-term liabilities	5,520
Interest rate collars		—	Other long-term liabilities	6,843

Total		$744		$12,363

Derivatives not designated as hedging instruments under SFAS 133
Commodity forward contracts	Prepaid expense and other current assets	$1,311		$—

Total		$1,311		$—

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The following table outlines the components of accumulated other comprehensive loss at March 31, 2009 related to the Company’s derivative.

Unrealized loss on derivative instruments
Balance at December 31, 2008	$(10,806)
Amount of loss recognized in AOCI	(5,018)
Amount of loss reclassified into income	2,590

Balance at March 31, 2009	$(13,234)

The tables below present the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statements of operations for the three months ended March 31, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Products	$(5,018)	Interest expense	$(2,590)	NA	NA

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Commodity forward contracts	Currency translation gain / (loss) and other, net	$934

The Company has agreements with its collars and swap derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness where repayment of the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2009, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $21,435. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $21,435.

16. Business Segment Data

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

with the operations of the segment including a portion of the depreciation and all of the amortization expenses associated with assets recorded in connection with the Sensata, FTAS and Airpax Acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. These corporate costs are separately stated below and include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The sensors segment is a manufacturer of pressure, force and other sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as heating, ventilation and air-conditioning systems.

The controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters and precision switches and thermostats.

The table below presents information about reported segments for the three months ended March 31, 2009 and 2008, respectively.

	For the three months ended
	March 31, 2009	March 31, 2008
Net revenue:
Sensors	$139,592	$234,699
Controls	99,424	153,145

Total net revenue	$239,016	$387,844

Segment operating income (as defined above):
Sensors	$33,049	$50,405
Controls	21,985	35,732

Total segment operating income	55,034	86,137
Corporate and other	(14,139)	(26,163)
Impairment of goodwill and intangible assets	(19,867)	—
Restructuring	(11,488)	(310)
Amortization of intangibles and capitalized software	(38,804)	(36,137)

(Loss) / profit from operations	(29,264)	23,527
Interest expense	(42,484)	(51,083)
Interest income	324	280
Currency translation gain / (loss) and other, net	69,141	(80,217)

Loss from continuing operations before income taxes	$(2,283)	$(107,493)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

17. Supplemental Guarantor Condensed Consolidating Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In July 2008, the Company issued Senior Subordinated Notes subject to the same guarantees as described below. The Senior Notes and the outstanding Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S., (with the exception of those subsidiaries acquired in the FTAS Acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, as described in Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of March 31, 2009 and December 31, 2008, the unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2009 and 2008 and the unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2009 and 2008, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$23,062	$144,933	$12,289	$—	$180,284
Accounts receivable, net of allowances	7	133,728	13,774	—	147,509
Intercompany accounts receivable	319,289	295,765	66,331	(681,385)	—
Inventories	—	92,912	22,221	—	115,133
Deferred income tax assets	—	13,883	226	—	14,109
Prepaid expenses and other current assets	1,419	10,525	2,743	—	14,687
Assets held for sale	—	411	2,390	—	2,801

Total current assets	343,777	692,157	119,974	(681,385)	474,523
Property, plant and equipment, net	—	200,351	47,212	—	247,563
Goodwill	—	1,441,596	89,675	—	1,531,271
Other intangible assets, net	—	932,117	47,996	—	980,113
Investment in subsidiaries	607,943	80,282	—	(688,225)	—
Advances to subsidiaries	2,207,062	—	—	(2,207,062)	—
Other assets	53,438	4,939	11,885	—	70,262

Total assets	$3,212,220	$3,351,442	$316,742	$(3,576,672)	$3,303,732

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$256,456	$1,673	$31	$—	$258,160
Accounts payable	—	62,076	13,552	—	75,628
Accrued expenses and other current liabilities	31,590	54,059	27,489		113,138
Intercompany liabilities	263,935	368,735	48,715	(681,385)	—
Accrued profit sharing	—	619	62	—	681

Total current liabilities	551,981	487,162	89,849	(681,385)	447,607
Pension and post-retirement benefit obligations	—	52,667	2,524	—	55,191
Capital lease and other financing obligations, less current portion	—	39,818	43	—	39,861
Long-term intercompany liabilities	—	2,184,230	22,832	(2,207,062)	—
Long-term debt, less current portion	2,188,348	—	—	—	2,188,348
Other long-term liabilities	44,964	112,821	22,439	—	180,224
Commitments and contingencies

Total liabilities	2,785,293	2,876,698	137,687	(2,888,447)	2,911,231
Shareholder’s equity
Shareholder’s equity	426,927	474,744	179,055	(688,225)	392,501

Total liabilities and shareholder’s equity	$3,212,220	$3,351,442	$316,742	$(3,576,672)	$3,303,732

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$19,180	$48,196	$10,340	$—	$77,716
Accounts receivable, net of allowances	—	133,045	12,714	—	145,759
Intercompany accounts receivable	325,937	359,878	74,612	(760,427)	—
Inventories	—	116,261	22,967	—	139,228
Deferred income tax assets	—	14,028	226	—	14,254
Prepaid expenses and other current assets	9,851	13,235	2,784	—	25,870
Assets held for sale	—	439	2,390	—	2,829

Total current assets	354,968	685,082	126,033	(760,427)	405,656
Property, plant and equipment, net	—	207,317	47,847	—	255,164
Goodwill	—	1,446,889	89,884	—	1,536,773
Other intangible assets, net	—	983,378	49,973	—	1,033,351
Investment in subsidiaries	687,452	81,054	—	(768,506)	—
Advances to subsidiaries	2,207,062	—	—	(2,207,062)	—
Other assets	55,063	5,152	11,915	—	72,130

Total assets	$3,304,545	$3,408,872	$325,652	$(3,735,995)	$3,303,074

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$40,112	$1,657	$33	$—	$41,802
Accounts payable	—	52,868	11,382	—	64,250
Accrued expenses and other current liabilities	2,307	63,159	31,553	—	97,019
Intercompany liabilities	351,030	354,558	54,839	(760,427)	—
Accrued profit sharing	—	608	37	—	645

Total current liabilities	393,449	472,850	97,844	(760,427)	203,716
Pension and post-retirement benefit obligations	—	53,770	2,591	—	56,361
Capital lease and other financing obligations, less current portion	—	40,779	54	—	40,833
Long-term intercompany liabilities	—	2,184,230	22,832	(2,207,062)	—
Long-term debt, less current portion	2,428,552	—	—	—	2,428,552
Other long-term liabilities	43,183	103,874	21,504	—	168,561
Commitments and contingencies

Total liabilities	2,865,184	2,855,503	144,825	(2,967,489)	2,898,023
Shareholder’s equity
Shareholder’s equity	439,361	553,369	180,827	(768,506)	405,051

Total liabilities and shareholder’s equity	$3,304,545	$3,408,872	$325,652	$(3,735,995)	$3,303,074

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$222,576	$37,953	$(21,513)	$239,016
Operating costs and expenses:
Cost of revenue	—	150,489	32,368	(21,513)	161,344
Research and development	—	5,011	152	—	5,163
Selling, general and administrative	1,572	60,715	8,131	—	70,418
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	10,936	552	—	11,488

Total operating costs and expenses	1,572	247,018	41,203	(21,513)	268,280

(Loss) / profit from operations	(1,572)	(24,442)	(3,250)	—	(29,264)
Interest expense, net	2,550	(44,197)	(513)	—	(42,160)
Currency translation gain / (loss) and other, net	68,392	(1,900)	2,649	—	69,141

Income / (loss) before income taxes and equity in losses of subsidiaries	69,370	(70,539)	(1,114)	—	(2,283)
Equity in losses of subsidiaries	(71,653)	(771)	—	72,424	—
Provision for income taxes	7,641	6,622	174	(6,796)	7,641

Net (loss) / income from continuing operations	(9,924)	(77,932)	(1,288)	79,220	(9,924)
Equity in loss from discontinued operations of subsidiaries	(261)	—	—	261	—
Loss from discontinued operations	—	(261)	—	—	(261)

Net income / (loss)	$(10,185)	$(78,193)	$(1,288)	$79,481	$(10,185)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$370,011	$66,195	$(48,362)	$387,844
Operating costs and expenses:
Cost of revenue	—	262,567	55,711	(48,362)	269,916
Research and development	—	11,152	(350)	—	10,802
Selling, general and administrative	1,692	71,560	10,037	—	83,289
Impairment of goodwill and intangible assets	—	—	—	—	—
Restructuring	—	310	—	—	310

Total operating costs and expenses	1,692	345,589	65,398	(48,362)	364,317

(Loss) / profit from operations	(1,692)	24,422	797	—	23,527
Interest expense, net	(7,728)	(42,325)	(750)	—	(50,803)
Currency translation (loss) / gain and other, net	(82,818)	(278)	2,879	—	(80,217)

(Loss) / income before income taxes and equity in (losses) / earnings of subsidiaries	(92,238)	(18,181)	2,926	—	(107,493)
Equity in (losses) / earnings of subsidiaries	(15,255)	(2,075)	—	17,330	—
Provision for income taxes	15,890	12,273	2,421	(14,694)	15,890

(Loss) / income from continuing operations	(123,383)	(32,529)	505	32,024	(123,383)
Equity in loss from discontinued operations	(3,505)	—	—	3,505	—
Loss from discontinued operations	—	(3,505)	—	—	(3,505)

Net (loss) / income	$(126,888)	$(36,034)	$505	$35,529	$(126,888)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(41,461)	$101,499	$2,947	$—	$62,985
Net cash used in operating activities from discontinued operations	—	(233)	—	—	(233)

Net cash (used in) / provided by operating activities from discontinued operations	(41,461)	101,266	2,947	—	62,752
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(3,321)	(998)	—	(4,319)
Dividends received by Issuer	800	—	—	(800)	—

Net cash provided by / (used in) investing activities	800	(3,321)	(998)	(800)	(4,319)
Cash flows from financing activities:
Proceeds from revolving credit facility	48,250	—	—	—	48,250
Advances to Shareholder, net	(19)	—	—	—	(19)
Payments on U.S. term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,313)	—	—	—	(1,313)
Payments on capitalized lease and other financing obligations	—	(408)	—	—	(408)
Dividends paid to Issuer	—	(800)	—	800	—

Net cash provided by / (used in) financing activities	44,543	(1,208)	—	800	44,135

Net change in cash and cash equivalents	3,882	96,737	1,949	—	102,568
Cash and cash equivalents, beginning of period	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of period	$23,062	$144,933	$12,289	$—	$180,284

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(3,378)	$44,241	$736	$—	$41,599
Net cash used in operating activities from discontinued operations	—	(3,464)	—	—	(3,464)

Net cash (used in) / provided by operating activities	(3,378)	40,777	736	—	38,135
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(8,880)	(1,621)	—	(10,501)
Proceeds from sales of fixed assets	—	32	—	—	32
Dividend received by Issuer	1,185	—	—	(1,185)	—

Net cash provided by / (used in) investing activities from continued operations	1,185	(8,848)	(1,621)	(1,185)	(10,469)
Net cash used in investing activities from discontinued operations	—	(66)	—	—	(66)

Net cash provided by / (used in) investing activities	1,185	(8,914)	(1,621)	(1,185)	(10,535)
Cash flows from financing activities:
Payments on U.S. term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,572)	—	—	—	(1,572)
Payments on capitalized lease and other financing obligations	—	(142)	—	—	(142)
Dividends paid to Issuer	—	(1,185)	—	1,185	—

Net cash (used in) / provided by financing activities	(3,947)	(1,327)	—	1,185	(4,089)

Net change in cash and cash equivalents	(6,140)	30,536	(885)	—	23,511
Cash and cash equivalents, beginning of period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of period	$9,450	$62,977	$11,141	$—	$83,568

18. Subsequent Events

On March 3, 2009, the Company announced the commencement of two separate cash tender offers, one to purchase the maximum aggregate principal amount of its 8% Senior Notes due 2014 (the “Dollar Notes”) that it can purchase for $42.0 million (excluding accrued interest and subject to increase) at a purchase price per $1,000 principal amount determined in accordance with a modified Dutch auction procedure on the terms and conditions set forth in the Offer to Purchase dated March 3, 2009 (the “Offer to Purchase”) and the other to purchase the maximum aggregate principal amount of its 9% Senior Subordinated Notes due 2016 and its 11.25% Senior Subordinated Notes due 2014 (together the “Euro Notes”) that it can purchase for $10.0 million (excluding accrued interest, the “Maximum Euro Payment Amount”) at a purchase price per euro 1,000 principal amount determined in accordance with a modified Dutch auction procedure on the terms and conditions set forth in the Offer to Purchase. The Maximum Euro Payment Amount was limited by certain restrictive covenants contained in the Company’s Senior Secured Credit Facility. The Tender Offers for Senior Notes and Senior Subordinated Notes each expired at 11:59 P.M., New York City time, on March 30, 2009.

The aggregate principal amount of the Dollar Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was euro 72.1 million, representing approximately 19.6% of the outstanding Euro Notes. The Euro Tender Offer was overscribed and Sensata accepted for purchase a pro rata portion of the Euro Notes tendered. The aggregate principal amount accepted for repurchase totaled euro 44.3 million ($58.4 million at the closing foreign exchange rate of $1.317) representing approximately 12.0% of the outstanding Euro Notes. The Company paid $50.7 million ($40.7 million for the Dollar Notes and euro 7.6 million for the Euro Notes) to settle the Tender Offers and retired the debt on April 1, 2009. The Company will write-off approximately $4.9 million of debt issuance costs associated with this transaction in the second quarter of 2009. The Company has classified $168.4 million principal amount of debt repurchased on April 1, 2009 as current on the condensed consolidated balance sheet at March 31, 2009.

In April 2009, Sensata Technologies, Inc. (“STI”), an indirect and wholly-owned subsidiary of the Company, began negotiating a Transition Production Agreement with Engineered Materials Solutions, LLC (“EMS”) to ensure the continuation of supply of certain materials. EMS is the primary supplier to STI for electrical contacts used in the manufacturing of certain of the Company’s controls products. As of the filing of this Form 10-Q, STI and EMS had not reached an agreement. The Company expects to reach an agreement during the second quarter of 2009.

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

	For the three months ended
	March 31, 2009		March 31, 2008
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$139.6	58.4%	$234.7	60.5%
Controls	99.4	41.6	153.1	39.5

Net revenue	239.0	100.0%	387.8	100.0%
Operating costs and expenses:
Cost of revenue	161.3	67.5	269.9	69.6
Research and development	5.2	2.2	10.8	2.8
Selling, general and administrative	70.4	29.5	83.3	21.5
Impairment of goodwill and intangible assets	19.9	8.3	—	—
Restructuring	11.5	4.8	0.3	0.0

Total operating costs and expenses	268.3	112.2	364.3	93.9

(Loss) / profit from operations	(29.3)	(12.2)	23.5	6.1
Interest expense	(42.5)	(17.8)	(51.1)	(13.2)
Interest income	0.3	0.1	0.3	0.0
Currency translation gain / (loss) and other, net	69.1	28.9	(80.2)	(20.7)

Loss from continuing operations before taxes	(2.3)	(1.0)	(107.5)	(27.7)
Provision for income taxes	7.6	3.2	15.9	4.1

Loss from continuing operations	(9.9)	(4.2)	(123.4)	(31.8)
Loss from discontinued operations, net of tax of $0	(0.3)	(0.1)	(3.5)	(0.9)

Net loss	$(10.2)	(4.3)%	$(126.9)	(32.7)%

Three Months Ended March 31, 2009 Compared to the Three Month Ended March 31, 2008

Net revenue. Net revenue for the three months ended March 31, 2009 decreased $148.8 million, or 38.4%, to $239.0 million from $387.8 million for the three months ended March 31, 2008. Net revenue decreased 35.2% due to a reduction in volume, 2.6% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to the Euro exchange rate and pricing.

Sensors business segment net revenue for the three months ended March 31, 2009 decreased $95.1 million, or 40.5%, to $139.6 million from $234.7 million for the three months ended March 31, 2008. Sensors net revenue decreased 35.7% due to lower volumes, 3.5% due to unfavorable foreign exchange rates and pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end market which occurred during both the fourth quarter of fiscal year 2008 and the first quarter ended March 31, 2009.

Controls business segment net revenue for the three months ended March 31, 2009 decreased $53.7 million, or 35.1%, to $99.4 million from $153.1 million for the three months ended March 31, 2008. Controls net revenue decreased 34.5% due to lower volumes and 1.2% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as HVAC, lighting, appliances and commercial aircraft, which occurred during both the fourth quarter of fiscal year 2008 and the first quarter ended March 31, 2009.

Cost of revenue. Cost of revenue for the three months ended March 31, 2009 and 2008 was $161.3 million and $271.6 million, respectively. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2009 and 2008 was 67.5% and 69.6%, respectively. Cost of revenue decreased primarily due to lower volumes and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and during the three months ended March 31, 2009. Depreciation expense for the three months ended March 31, 2009 and 2008 was $11.1 million and $16.2 million, respectively, of which $10.1 million and $15.3 million was included in cost of revenue. Cost of revenue as a percentage of net revenue decreased due to the cost saving initiatives described above.

Research and development expense. Research and development (“R&D”) expense for the three months ended March 31, 2009 and 2008 was $5.2 million and $10.8 million, respectively. R&D expense as a percentage of net revenue for the three months ended March 31, 2009 and 2008 was 2.2% and 2.8%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount resulting from various restructuring activities that were implemented during the second half of fiscal year 2008 and during the three months ended March 31, 2009.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2009 and 2008 was $70.4 million and $81.6 million, respectively. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended March 31, 2009 and 2008 was $38.8 million and $36.1 million, respectively. Selling, general and administrative expenses decreased primarily due to the cost savings resulting from the restructuring activities which were implemented during the second half of 2008 and during the three months ended March 31, 2009. Selling, general and administrative expense as a percentage of net revenue for the three months ended March 31, 2009 and 2008 was 29.5% and 21.5%, respectively. Selling, general and administrative expense as a percentage of net revenue increased as net revenue declined at a faster rate when compared to the decline in selling, general and administrative expense.

Impairment of goodwill and intangible assets. During the three months ended March 31, 2009, we performed a review of goodwill and definite-lived intangible assets for potential impairment. As a result of this analysis, we determined that goodwill and definite-lived intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge of $19.9 million, of which $5.3 million related to goodwill and $14.6 million related to definite-lived intangible assets. We attribute the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the first quarter of 2009. The results of our Interconnection reporting unit also deteriorated during the first quarter of 2009 and, accordingly, we lowered our forecasts for this business in 2009, as well as our longer term projections. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Should certain assumptions used in the development of the fair value of the Interconnection reporting unit, or any other reporting unit, change we may be required to recognize additional goodwill or intangible asset impairments

Restructuring. Restructuring for the three months ended March 31, 2009 and 2008 was $11.5 million and $0.3 million, respectively. During the second half of fiscal year 2008, we implemented several restructuring activities in order to reduce costs given the decline in our net revenues. The restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. We continued with these restructuring activities during the three months ended March 31, 2009. These restructuring activities are referred to as the “2008 Plan.” The restructuring charge of $11.5 million relates to activities associated with the 2008 Plan and consists of $10.8 million related to severance, $0.4 million related to pension settlement and other related charges, and $0.3 million related to other costs. The total cost of the 2008 Plan is expected to be $35.2 million, of which $33.6 million has been incurred to date.

Interest expense. Interest expense for the three months ended March 31, 2009 and 2008 was $42.5 million and $51.1 million, respectively. Interest expense for the three months ended March 31, 2009 consists primarily of interest expense of $35.9 million on our outstanding debt, amortization of the deferred financing costs of $2.4 million, $2.6 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations. Interest expense for the three months ended March 31, 2008 consists primarily of interest expense of $45.5 million on our outstanding debt, amortization of the deferred financing costs of $3.0 million, $1.2 million of interest associated with our outstanding derivative instruments, and $0.7 million of interest associated with our capital lease and other financing obligations.

Interest income. Interest income for the three months ended March 31, 2009 and 2008 was $0.3 million and $0.3 million, respectively.

Currency translation gain / (loss) and other, net. Currency translation gain / (loss) and other, net for the three months ended March 31, 2009 and 2008 was $69.1 million and ($80.2) million, respectively. Currency translation gain / (loss) and other, net for the three months ended March 31, 2009 consists primarily of the currency gains resulting from the re-measurement of our foreign currency denominated debt which totaled $69.0 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $0.4 million, and a net gain of $0.9 million associated with our commodity forward contracts. Currency translation gain/(loss) and other, net for the three months ended March 31, 2008 consists primarily of the currency losses resulting from the re-measurement of our Euro denominated debt, which totaled $84.3 million and net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $3.0 million. Currency translation gain / (loss) and other, net for the three months ended March 31, 2008 also includes a net gain of $1.9 million associated with our commodity forward contracts and a $684 thousand impairment loss associated with one of our manufacturing facilities classified as held for sale.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2009 and 2008 totaled $7.6 million and $15.9 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the three months ended March 31, 2009 and March 31, 2008:

	For the three months ended
(Amounts in millions)	March 31, 2009	March 31, 2008
Net cash provided by (used in):
Operating activities:
Continuing operations:
Net loss adjusted for non-cash items	$0.6	$27.7
Changes in operating assets and liabilities	62.4	13.9

Continuing operations	63.0	41.6
Discontinued operations	(0.2)	(3.5)

Operating activities	62.8	38.1
Investing activities:
Continuing operations	(4.3)	(10.5)

Investing activities	(4.3)	(10.5)
Financing activities	44.1	(4.1)

Net change	$102.6	$23.5

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2009 totaled $62.8 million compared to $38.1 million for the three months ended March 31, 2008. Changes in operating assets and liabilities for the three months ended March 31, 2009 and 2008 totaled $62.4 million and $13.9 million, respectively. The most significant components to the change in operating assets and liabilities of $62.4 million for the three months ended March 31, 2009 was an increase in accounts payable and accrued expenses of $34.0 million and a decrease in inventories of $24.1 million. The increase in accounts payable and accrued expenses was due to accrued interest expense associated with our 8% Senior Notes and our 9% Senior Subordinated Notes which is paid semiannually in the second and fourth quarters of the fiscal year and the initiative to migrate certain strategic vendors to 60 day payment terms. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenues during the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009.

The most significant components to the change in operating assets and liabilities of $13.9 million for the three months ended March 31, 2008 was the increase in accounts payable and accrued expenses of $46.1 million partially offset by an increase in accounts receivable and inventories of $21.9 million and $9.2 million, respectively. The increase in accounts payable and accrued expenses during the three months ended March 31, 2008 was due to the higher level of overall operating costs and expenses, accrued interest on the outstanding 8% Senior Notes and the outstanding 9% Senior Subordinated Notes which is paid semi-annually as noted above and continued improvement surrounding management of cash disbursements.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2009 totaled $4.3 million compared to $10.5 million for the three months ended March 31, 2008. Net cash used in investing activities during the three months ended March 31, 2009 and 2008 consisted of capital expenditures. Capital expenditures during the three months ended March 31, 2008 totaled $10.5 million. In 2009, we anticipate spending approximately $10.0 million to $15.0 million on capital expenditures. We believe the nature of capital spending projected for 2009 to be largely discretionary and routine. Capital expenditures will be funded with cash flows from operations.

Financing activities. Net cash provided by financing activities for the three months ended March 31, 2009 totaled $44.1 million compared to net cash used in financing activities of $4.1 million for the three months ended March 31, 2008. Net cash provided by financing activities during the three months ended March 31, 2009 consisted primarily of $48.3 million of borrowings under the revolving credit facility, partially offset by principal payments totaling $3.7 million on our U.S. dollar term loan and Euro term loan facilities. We borrowed under the revolving credit facility during the quarter to ensure we had sufficient cash reserves given the heightened volatility and uncertainty in the economy and the financial distress that many of our customers and suppliers are facing. At this time, we expect to borrow under the revolving credit facility at the end of each quarter for the remainder of 2009. Although our bank group is required to provide the funds to us when and if we provide notice of our intent to draw under the revolving credit facility, there are no assurances that the bank group will actually provide the financing to us in a timely manner, if at all. Net cash provided by financing activities during the three months ended March 31, 2008 consisted primarily of principal payments totaling $3.9 million on our U.S. dollar term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of March 31, 2009, we had $2,486.4 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of March 31, 2009, after adjusting for letters of credit with an aggregate value of $6.1 million and $73.3 million in borrowings against the revolving credit facility, we had $70.6 million of borrowing capacity available under the revolving credit facility. At March 31, 2009, no amounts had been drawn against these outstanding letters of credit. The outstanding letters of credit were renewed in April 2009. The $73.3 million balance outstanding under the revolving credit facility was repaid in April 2009.

The Senior Secured Credit Facility also provides for an incremental term facility and/or incremental revolving facility in an aggregate principal amount of $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, to finance the acquisition of First Technology Automotive and Special Products, we borrowed €73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity of this incremental facility to $154.6 million.

A summary of our indebtedness is as follows:

(Dollars in thousands)	Weighted- Average Interest Rate	Outstanding balance as of March 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	3.68%	$923,875
Senior secured term loan facility (€387.4 million)	5.03%	511,247
Revolving credit facility	4.25%	73,250
Senior Notes (denominated in U.S. dollars)	8.00%	450,000
Senior Subordinated Notes (€227.6 million)	9.00%	300,366
Senior Subordinated Notes (€141.0 million)	11.25%	186,066
Less: current portion of long-term debt and revolver		(256,456)

Long term debt less current portion		$2,188,348

Capital lease and other financing obligations	8.54%	$41,565
Less: current portion		(1,704)

Long-term portion of capital lease and other financing obligations		$39,861

On March 3, 2009, we announced the commencement of two separate cash tender offers, one to purchase the maximum aggregate principal amount of our 8% Senior Notes due 2014 (the “Dollar Notes”) that we can purchase for $42.0 million (excluding accrued interest and subject to increase) at a purchase price per $1,000 principal amount determined in accordance with a modified Dutch auction procedure on the terms and conditions set forth in the Offer to Purchase dated March 3, 2009 (the “Offer to Purchase”) and the other to purchase the maximum aggregate principal amount of our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014 (together the “Euro Notes”) that we can purchase for $10.0 million (excluding accrued interest, the “Maximum Euro Payment Amount”) at a purchase price per euro 1,000 principal amount determined in accordance with a modified Dutch auction procedure on the terms and conditions set forth in the Offer to Purchase. The Maximum Euro Payment Amount is limited by certain restrictive covenants contained in our Senior Secured Credit Facility. The Tender Offers for Senior Notes and Senior Subordinated Notes each expired at 11:59 P.M., New York City time, on March 30, 2009. We have classified $168.4 million principal amount of debt repurchased on April 1, 2009 as current on the condensed consolidated balance sheet at March 31, 2009.

The aggregate principal amount of the Dollar Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was euro 72.1 million, representing approximately 19.6% of the outstanding Euro Notes. The Euro Tender Offer was overscribed and we accepted for purchase a pro rata portion of the Euro Notes tendered. The aggregate principal amount accepted for repurchase totaled euro 44.3 million ($58.4 million at the closing foreign exchange rate of $1.317) representing approximately 12.0% of the outstanding Euro Notes. We paid $50.7 million ($40.7 million for the Dollar Notes and euro 7.6 million for the Euro Notes) to settle the Tender Offers and retired the debt on April 1, 2009. We will write-off approximately $4.9 million of debt issuance costs associated with this transaction in the second quarter of 2009.

The fair value of our interest rate swap and interest rate collars at March 31, 2009 was $(5.5) million and $(6.8) million, respectively and at December 31, 2008 was $(6.6) million and $(4.2) million, respectively. The change in the fair values is primarily due to changes in the LIBOR-rate and EURIBOR-rate yield curves during the period. During the three months ended March 31, 2009, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro denominated term loans. The terms of the interest rate caps are as follow;

Current Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
€100.0 to 50.0	Amortizing	March 5, 2009	April 29, 2013	5.00%
$600.0 to 100.0	Amortizing	March 5, 2009	April 29, 2013	5.00%

The fair value of the interest rate caps at March 31, 2009 was $744 thousand.

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

In addition to macroeconomic factors, our ability to raise additional financing and its borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 29, 2009, Moody’s Investors Service’s corporate credit rating for the Company was Caa2 with negative outlook and Standard and Poor’s corporate credit rating for the Company was CCC+ with negative outlook.

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

The Senior Secured Credit Facility contains financial covenants that, among other things, limit our maximum total leverage ratio (total indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization and certain other adjustments (“Adjusted EBITDA”), as defined by the terms of the Senior Secured Credit Facility) and requires Sensata to maintain a minimum interest coverage ratio (Adjusted EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. The financial covenants get more restrictive in the fourth quarter of fiscal year 2009 and 2010. In addition, non-financial covenants confer limitations on Sensata’s ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

At March 31, 2009, we were in compliance with all of these covenants and default provisions. During the quarter ended March 31, 2009, we updated our financial forecasts for the following four quarters through March 31, 2010. Our forecasts indicate that we will be in compliance with our debt covenants through March 31, 2010. However, given the current global economic crisis and the financial distress that many of our customers and suppliers are facing, we may not be able to achieve these forecasts. If we do not meet our forecast, we believe there are other actions we can take to maintain compliance with our debt covenants, including restructuring activities to further reduce costs, requesting an equity contribution from our Sponsors and negotiating with our bank group for an amendment to our credit and other debt agreements. We can make no assurances of our ability to accomplish any of these or other actions as many of them are not within our direct control. For more information on our indebtedness and related covenants and default provisions, see Note 11 in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item IA, Risk Factors, in Part II of this Form 10-Q.

On April 30, 2009, the United States President, Barack Obama, announced that Chrysler LLC, a direct and indirect customer of the Company, would file for bankruptcy protection under Chapter 11 of the bankruptcy code. The President indicated he hopes the bankruptcy process will take only 30 to 60 days. Currently, we do not expect this event to have a material impact on our financial position or results of operations but the magnitude of impact on the Company will depend on the nature (reorganization vs. liquidation) and duration of the proceedings.

New Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Staff Position (“FSP”) Financial Accounting Standards (“FAS”) No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value on financial instruments for interim reporting periods as well as in annual financial statements and provides guidance for disclosure of financial information on the fair value of all financial instruments, with the related carrying amount, in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amounts relate to the statement of financial position. FSP 107-1 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, with early adoption permitted. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at adoption. We will adopt FSP 107-1 in our interim reporting for the period ended June 30, 2009. We do not expect our adoption to have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP FAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 amends SFAS 157 to include disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. FSP 157-4 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, and shall be applied prospectively, with early adoption permitted. We will adopt FSP 157-4 in our interim reporting for the period ended June 30, 2009. We do not expect our adoption to have a material effect on our financial position or results of operations.

In December 2008, the FASB issued FSP FAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other postretirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. We will adopt this standard in its annual filing for the year ended December 31, 2009. We do not expect our adoption to have a material effect on our financial position or results of operations.

In April 2008, the FASB issued FSP FAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under FASB Statement No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. FSP 142-3 is effective for our interim and annual financial statements beginning after December 15, 2008. We adopted this FSP effective January 1, 2009. There was no impact of adoption on our financial position or results of operations.

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, operations and cash flows. The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008, or January 1, 2009 for us. SFAS 161 shall be applied prospectively as of the beginning of the fiscal year in which it is initially adopted. We adopted SFAS 161 on January 1, 2009 and have included the required disclosures at Note 15.

In February 2008, the FASB issued FSP FAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. In February 2008, the FASB issued FSP 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for us. We adopted the provisions of SFAS 157 relating to the fair value of financial assets and financial liabilities effective January 1, 2008. The adoption of FSP 157-2 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160” ). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for us. SFAS 160 shall be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for presentation and disclosure requirements which shall be applied retrospectively for all periods presented. We adopted SFAS 160 on January 1, 2009. This adoption had no impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under SFAS No. 141, Business Combinations. SFAS 141(R) also changed the definition of a business to exclude consideration of certain resulting outputs used to generate revenue as described in Emerging Issues Task Force Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We adopted SFAS 141(R) on January 1, 2009. This adoption had no impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition—Critical Accounting Policies and Estimates” included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For “Quantitative and Qualitative Disclosures about Market Risk” affecting the Company, see Item 7A. “Quantitative and Qualitative Disclosures About Market Risks,” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

Information regarding legal proceedings appear in Part I, Item 3—Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The information presented below updates, and should be read in conjunction with the information disclosed in our Form 10-K for the fiscal year ended December 31, 2008.

On January 28, 2009, a significant customer filed a lawsuit against TI and Sensata Technologies, Inc. alleging defects in certain products that are incorporated into certain of the customer’s refrigerators. The lawsuit is very similar to one previously filed in 2005 and dismissed without prejudice in 2008. TI and Sensata have answered that lawsuit and, additionally filed a separate lawsuit against the customer. During 2008, Sensata paid the customer for certain costs associated with third party claims and external engineering costs which did not have a material adverse effect on its financial condition or results of operations. By letter dated February 11, 2009, TI elected pursuant to the Asset and Share Purchase Agreement (“ASPA”) to become the controlling party in the lawsuit and intends to actively defend the litigation on the behalf of TI and the Company. On March 10, 2009, the Consumer Products Safety Commission in cooperation with the customer, announced the voluntary recall of approximately 1.6 million refrigerators. Possible liabilities arising with the litigation could have a material adverse effect on the Company’s financial condition and its results of operations. Although the Company contests certain of the customer’s allegations, the Company believes that a loss is probable and, recognized a loss reserve during the period ended December 31, 2008.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I, Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K for the fiscal year ended December 31, 2008. There may be additional risk factors not presented, not presently known to us or that we currently deem less significant that may also materially affect our business, financial condition and results of operations.

Conditions in the automotive industry have had and may continue to have adverse effects on our results of operations.

Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightening credit markets. General Motors (“GM”), Chrysler and several Tier 1 suppliers sought government sponsored financial assistance to avoid bankruptcy proceedings. The U.S. government auto task force rejected GM and Chrysler’s restructuring plans and gave them until May 31, 2009 and April 30, 2009, respectively, to restructure sufficiently to avoid bankruptcy. Globally, many automakers and their suppliers are in financial distress. Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on us for pricing decrease, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers. However, for certain raw materials or components we may be dependent on sole source suppliers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third- party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third party manufacturers provide and the volume of the production. For example, our primary supplier of contacts used in our electro-mechanical controls products is discontinuing production. We are making arrangement for transition supply and qualifying replacement suppliers.

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

Our efforts to protect against and to minimize these risks may not always be effective. As we continually review the performance and price competitiveness of our suppliers, we may occasionally seek to engage new suppliers with which we have little or no experience. For example, we do not have a prior relationship with all of the suppliers that we are qualifying for the supply of contacts. The use of new suppliers can pose technical, quality and other risks.

Our failure to comply with the covenants contained in the credit agreement governing our Senior Secured Credit Facility or our other debt agreements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

Our Senior Secured Credit Facility requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Senior Secured Credit Facility) and a minimum ratio of Adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes (“Notes”) require us to comply with various operational and other covenants. For purposes of the Senior Secured Credit Facility, Adjusted EBITDA is calculated using various add-backs to EBITDA. During the fourth quarter of fiscal years 2009 and 2010, the leverage and coverage ratios tighten from levels in 2008. Sufficiently adverse financial performance could result in default under current and future ratio levels, particularly the ratio of total indebtedness to Adjusted EBITDA. Additionally, creditors may challenge the nature of our add-backs to EBITDA, possibly increasing the risk of default. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description

4.1	Second Supplemental Indenture, dated as of April 15, 2009 among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 11.25% euro senior subordinated notes.

4.2	Fourth Supplemental Indenture, dated as of April 15, 2009 among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 8% dollar senior notes.

4.3	Fourth Supplemental Indenture, dated as of April 15, 2009 among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 9% euro senior subordinated notes.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 30, 2009

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
By:	Thomas Wroe
Its:	Principal Executive Officer

/s/ Jeffrey Cote

By:	Jeffrey Cote
Its:	Principal Financial Officer