Form 10-Q
period 2009-06-30
Sensata Technologies B.V.
filed 2009-08-03
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of July 31, 2009, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

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

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$162,222	$77,716
Accounts receivable, net of allowances of $12,013 and $10,645 at June 30, 2009 and December 31, 2008, respectively	153,939	145,759
Inventories	102,002	139,228
Deferred income tax assets	14,306	14,254
Prepaid expenses and other current assets	17,046	25,870
Assets held for sale	712	2,829

Total current assets	450,227	405,656
Property, plant and equipment at cost	397,835	390,415
Accumulated depreciation	(156,277)	(135,251)

Property, plant and equipment, net	241,558	255,164
Goodwill	1,530,570	1,536,773
Other intangible assets, net	941,990	1,033,351
Deferred income tax assets	3,661	3,680
Deferred financing costs	45,610	55,520
Other assets	15,182	12,930

Total assets	$3,228,798	$3,303,074

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$118,079	$41,802
Accounts payable	86,083	64,250
Income taxes payable	3,879	9,296
Accrued expenses and other current liabilities	87,023	86,710
Accrued profit sharing	215	645
Deferred income tax liabilities	976	1,013

Total current liabilities	296,255	203,716
Deferred income tax liabilities	147,876	134,139
Pension and post-retirement benefit obligations	54,902	56,361
Capital lease and other financing obligations, less current portion	40,647	40,833
Long-term debt, less current portion	2,231,789	2,428,552
Other long-term liabilities	40,998	34,422
Commitments and contingencies

Total liabilities	2,812,467	2,898,023
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at June 30, 2009 and December 31, 2008	22	22
Due from parent	(235)	(476)
Additional paid-in capital	1,050,232	1,049,937
Accumulated deficit	(587,076)	(599,965)
Accumulated other comprehensive loss	(46,612)	(44,467)

Total shareholder’s equity	416,331	405,051

Total liabilities and shareholder’s equity	$3,228,798	$3,303,074

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net revenue	$255,371	$406,221	$494,387	$794,065
Operating costs and expenses:
Cost of revenue	168,902	263,059	330,246	532,975
Research and development	3,960	10,417	9,123	21,219
Selling, general and administrative	68,213	82,334	138,631	165,623
Impairment of goodwill and intangible assets	—	—	19,867	—
Restructuring	2,050	4,895	13,538	5,205

Total operating costs and expenses	243,125	360,705	511,405	725,022

Profit / (loss) from operations	12,246	45,516	(17,018)	69,043
Interest expense	(36,349)	(50,600)	(78,833)	(101,683)
Interest income	79	285	403	565
Currency translation gain / (loss) and other, net	58,108	315	127,249	(79,902)

Income / (loss) from continuing operations before taxes	34,084	(4,484)	31,801	(111,977)
Provision for income taxes	10,876	19,722	18,517	35,612

Income / (loss) from continuing operations	23,208	(24,206)	13,284	(147,589)
Loss from discontinued operations, net of tax of $0	(134)	(3,728)	(395)	(7,233)

Net income / (loss)	$23,074	$(27,934)	$12,889	$(154,822)

The accompanying notes are an integral part of these condensed financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the six months ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income / (loss)	$12,889	$(154,822)
Net loss from discontinued operations	(395)	(7,233)

Net income / (loss) from continuing operations	13,284	(147,589)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	21,961	28,677
Amortization of deferred financing costs	4,592	5,805
Currency translation (gain) / loss on debt	(6,502)	83,885
Gain on repurchase of outstanding Senior and Senior Subordinated Notes	(120,123)	—
Share-based compensation	694	1,046
Amortization of intangible assets and capitalized software	76,966	73,417
Loss / (gain) on disposition of assets	358	(300)
Loss on assets held for sale	1,678	684
Deferred income taxes	13,667	22,219
Impairment of goodwill and intangible assets	19,867	—
Increase / (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(8,180)	(22,677)
Inventories	37,226	(11,512)
Prepaid expenses and other current assets	10,799	1,648
Accounts payable and accrued expenses	20,870	15,086
Income taxes payable	(3,109)	5,384
Accrued profit sharing and retirement	(1,946)	688
Other	3,138	2,947

Net cash provided by operating activities from continuing operations	85,240	59,408
Net cash used in operating activities from discontinued operations	(403)	(7,150)

Net cash provided by operating activities	84,837	52,258
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(8,862)	(20,415)
Proceeds from sale of assets	—	1,852
Acquisition of Airpax business, net of cash received	—	175

Net cash used in investing activities from continuing operations	(8,862)	(18,388)
Net cash provided by / (used in) investing activities from discontinued operations	372	(148)

Net cash used in investing activities	(8,490)	(18,536)
Cash flows from financing activities:
Dividend to parent	(133)	—
Advances to shareholder	(25)	—
Proceeds from financing obligations	—	12,597
Proceeds from revolving credit facility, net	75,000	—
Payments on U.S. term loan facility	(4,750)	(4,750)
Payments on Euro term loan facility	(2,712)	(3,143)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(57,242)	—
Payments on debt issuance costs	—	(489)
Payments on capitalized lease and other financing obligations	(1,979)	(482)

Net cash provided by financing activities	8,159	3,733

Net change in cash and cash equivalents	84,506	37,455
Cash and cash equivalents, beginning of period	77,716	60,057

Cash and cash equivalents, end of period	$162,222	$97,512

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

Certain reclassifications have been made to prior periods to conform to current period presentation. Amounts related to the Vision business have been reclassified to discontinued operations within the condensed consolidated statement of operations following the Company’s announcement of its intention to sell the business (see Note 6). In addition, the Company has retrospectively changed the condensed consolidated statement of cash flows for the treatment of the Vision business as discontinued operations. Finally, amounts associated with restructuring actions, as well as segment presentation, have also been reclassified.

3. New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, FASB Accounting Standards Codification (“Codification”), as the single source of authoritative non-governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009, or September 30, 2009 for the Company. The Codification is for disclosure only and will not impact the Company’s financial condition or results of operations. The Company is currently evaluating the impact, if any, that including Codification references in public filings will have on its financial reporting process.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation (“FIN”) 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for the Company, with early adoption prohibited. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 167 will have on its financial position or results of operations.

In December 2008, the FASB issued Financial Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The Company adopted the following accounting standards during fiscal year 2009:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were issued or available to be issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company. The Company adopted SFAS 165 in its interim reporting for the period ended June 30, 2009 and has included the required disclosure in Note 20.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value on financial instruments for interim reporting periods as well as in annual financial statements and provides guidance for disclosure of financial information on the fair value of all financial instruments, with the related carrying amount, in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amounts relate to the statement of financial position. FSP 107-1 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at adoption. The Company adopted FSP 107-1 in its interim reporting for the period ended June 30, 2009 and has included the required disclosures in Note 16.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 amends SFAS 157 to include disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. FSP 157-4 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, and shall be applied prospectively, with early adoption permitted. The Company adopted FSP 157-4 in its interim reporting for the period ended June 30, 2009. The adoption of FSP 157-4 did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, or June 30, 2009 for the Company. The Company adopted FSP 115-2 in its interim reporting for the period ended June 30, 2009. The adoption of FSP 115-2 did not have a material effect on the Company’s financial position or results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS 142 and other U.S. GAAP pronouncements.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. The Company adopted FSP 142-3 effective January 1, 2009. The adoption of FSP 142-3 did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The Company adopted SFAS 161 on January 1, 2009 on a prospective basis and has included the required disclosures in Note 16.

In February 2008, the FASB issued FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP SFAS No. 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. The Company adopted FSP 157-2 on January 1, 2009. The adoption of FSP 157-2 did not have a material impact on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160” ). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for the Company. The Company adopted SFAS 160 on January 1, 2009 on a prospective basis. This adoption had no impact on the Company’s financial position or results of operations.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

4. Comprehensive Net Income / (Loss)

Comprehensive net income / (loss) includes net income / (loss), net unrealized gain / (loss) for the effective portion of the Company’s designated cash flow hedges and a net unrealized gain / (loss) associated with the Company’s defined benefit and retiree healthcare plans. The components of the comprehensive net income / (loss), net of tax of $0, are as follows:

	For the three months ended
	June 30, 2009	June 30, 2008
Net income / (loss)	$23,074	$(27,934)
Net unrealized gain / (loss) on derivatives	(1,821)	13,319
Net defined benefit and retiree healthcare plans adjustments	2,223	25

Comprehensive net income / (loss)	$23,476	$(14,590)

	For the six months ended
	June 30, 2009	June 30, 2008
Net income / (loss)	$12,889	$(154,822)
Net unrealized gain / (loss) on derivatives	(4,249)	6,285
Net defined benefit and retiree healthcare plans adjustments	2,104	(92)

Comprehensive net income / (loss)	$10,744	$(148,629)

5. Inventories

Inventories consist of the following:

	June 30, 2009	December 31, 2008
Finished goods	$32,607	$48,454
Work-in-process	16,678	20,084
Raw materials	52,717	70,690

Total	$102,002	$139,228

6. Discontinued Operations

In December 2008, the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL”). The Company purchased SMaL for $12.0 million in March 2007. The current economic climate and slower than expected demand for these products were the primary factors in the decision to sell the business. On April 2, 2009, the Company announced the signing of an agreement to sell the Vision business. The transaction closed during the quarter ended June 30, 2009.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Results of operations of the Vision business included within loss from discontinued operations are as follows:

	For the three months ended
	June 30, 2009	June 30, 2008
Net revenue	$98	$423
Loss from operations before income tax	$(134)	$(3,728)

	For the six months ended
	June 30, 2009	June 30, 2008
Net revenue	$726	$1,093
Loss from operations before income tax	$(395)	$(7,233)

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

At June 30, 2009, the Company evaluated its forecast for the Interconnection reporting unit and determined that additional impairment indicators were not present. Should certain assumptions used in the development of the fair value of the Interconnection reporting unit, or any other reporting unit, change, the Company may be required to recognize additional goodwill or intangible asset impairments.

Goodwill

The following summarizes the changes in goodwill, by segment:

	Sensors	Controls	Total
Balance – December 31, 2008	$1,160,874	$375,899	$1,536,773
Adjustment	(209)	(701)	(910)
Impairment of Goodwill	—	(5,293)	(5,293)

Balance – June 30, 2009	$1,160,665	$369,905	$1,530,570

During the three months ended March 31, 2009, the Company determined an acquisition-related restructuring reserve of $209 associated with the manufacturing facility in Standish, Maine was no longer required. The amount was reversed against goodwill. During the three months ended June 30, 2009, the Company determined that certain restructuring reserves of $701 established as part of the Airpax Acquisition were no longer required. The amount was reversed against goodwill.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated (economic benefit) basis over their estimated lives. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of acquisition-related definite-lived intangible assets that are subject to amortization:

		June 30, 2009				December 31, 2008
	Weighted Average Life (years)	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,170	$72,674	$(2,430)	$193,066	$268,170	$60,409	$207,761
Customer relationships	10	1,026,840	359,541	(12,144)	655,155	1,026,840	297,244	729,596
Non-compete agreements	6	24,230	4,085	—	20,145	24,230	2,636	21,594
Tradename	10	720	273	—	447	720	207	513

	11	$1,319,960	$436,573	$(14,574)	$868,813	$1,319,960	$360,496	$959,464

Amortization expense on definite-lived intangible assets for the three and six months ended June 30, 2009 and June 30, 2008 was $37,706 and $76,077 and $37,200 and $73,204, respectively. Amortization of these acquisition-related definite-lived intangible assets is estimated to be $75,379 for the remainder of 2009, $143,082 in 2010, $131,609 in 2011, $119,983 in 2012 and $105,098 in 2013.

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

In addition, other intangible assets recognized on the unaudited condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $7,305 and $7,133 and net carrying amounts of $4,707 and $5,417 as of June 30, 2009 and December 31, 2008, respectively. The weighted average life for the capitalized software is 3.6 years. Amortization expense on capitalized software for the three and six months ended June 30, 2009 and June 30, 2008 was $456 and $889 and $80 and $213, respectively.

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

The total cumulative amount incurred to date and expected to be incurred in connection with the FTAS Plan is $11,011 (severance costs $4,350, facility exit and other costs $6,661). The following table outlines the rollforward of the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$383	$3,804	$4,187
Purchase accounting adjustments	—	(209)	(209)
Payments	(297)	(382)	(679)

Balance at June 30, 2009	$86	$3,213	$3,299

Employees terminated as of June 30, 2009	143

Total costs incurred to date and expected to be incurred by the Company in connection with the FTAS Plan are $11,011 (sensors $5,092, controls $2,476, corporate $3,443). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2008	$2,803	$334	$1,050	$4,187
Purchase accounting adjustments	—	—	(209)	(209)
Payments	(148)	(249)	(282)	(679)

Balance at June 30, 2009	$2,655	$85	$559	$3,299

During the three months ended March 31, 2009, the Company revised its accrual related to facility exit and other costs established through purchase accounting on FTAS. As a result, the Company reduced goodwill by a corresponding amount of $209.

The Company had classified assets associated with its manufacturing facilities in Grand Blanc, Michigan and Standish, Maine as held for sale. During the three months ended June 30, 2009, the Company recorded an impairment loss on these assets of $1,678. This loss was recognized as a component of Currency translation gain/(loss) and other, net in the unaudited condensed consolidated statement of operations. The net carrying value of these assets at June 30, 2009 was $712. The assets are part of the sensors business reporting segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Airpax Plan

In July 2007, Sensata Technologies Inc. (“STI”) acquired Airpax. In 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees. The Company anticipates the actions described above associated with the Airpax Plan to be completed during 2009 and the remaining severance and exit costs paid through 2010.

The total cumulative amount incurred to date and expected to be incurred in connection with the Airpax Plan is $6,258 (severance costs $4,846, facility exit and other costs $1,412). The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$736	$1,086	$1,822
Purchase accounting adjustments	(188)	(513)	(701)
Payments	(366)	(47)	(413)

Balance at June 30, 2009	$182	$526	$708

Employees terminated as of June 30, 2009	331

Total costs incurred to date and expected to be incurred by the Company in connection with the Airpax Plan are $6,258 (controls $4,790, corporate $1,468). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance at December 31, 2008	$1,639	$183	$1,822
Purchase accounting adjustments	(646)	(55)	(701)
Payments	(290)	(123)	(413)

Balance at June 30, 2009	$703	$5	$708

During the three months ended June 30, 2009, the Company revised its accrual related to severance and facility exit and other costs established through purchase accounting on Airpax. As a result, the Company reduced goodwill by a corresponding amount of $701.

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries. During fiscal year 2008, the Company recognized charges totaling $23,013, primarily related to severance, pension curtailment and settlement charges and other exit costs. During the six months ended June 30, 2009, the Company recognized a charge of $13,538, of which $11,641 relates to severance, $1,334 relates to pension and $563 relates to other exit

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

costs. The total cost of these actions is expected to be $36,649 and affect 2,051 employees. The Company anticipates the actions described above associated with the 2008 Plan to be completed during 2009 and the remaining payments paid through 2014 due primarily to contractual obligations.

The total cumulative amount incurred to date in connection with these actions, including the impact of changes in foreign currency exchange rates, is $35,986 (severance costs $27,439, pension-related costs $6,222, facility exit and other costs $2,325).

The following table outlines the restructuring liabilities associated with the 2008 Plan, excluding the cumulative pension-related costs of $6,222:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$11,527	$1,764	$13,291
Charges	11,641	563	12,204
Payments	(15,515)	(2,027)	(17,542)
Impact of changes in foreign currency exchange rates	(318)	(82)	(400)

Balance at June 30, 2009	$7,335	$218	$7,553

Employees terminated as of June 30, 2009	1,137

The total cumulative amount incurred to date in connection with these actions, including the impact of changes in foreign currency exchange rates, is $35,986 (sensors $1,767, controls $4,368, corporate $29,851). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2008	$969	$2,901	$9,421	$13,291
Charges	11	465	11,728	12,204
Payments	(796)	(2,976)	(13,770)	(17,542)
Impact of changes in foreign currency exchange rates	25	(204)	(221)	(400)

Balance at June 30, 2009	$209	$186	$7,158	$7,553

The following tables show amounts associated with all of the Company’s restructuring programs for the three and six months ended June 30, 2009 described above and where in the unaudited condensed consolidated statement of operations these amounts were recognized:

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the three months ended June 30, 2009
Restructuring	$—	$—	$2,050	$2,050
Currency translation gain/(loss) and other, net	—	—	321	321

Total	$—	$—	$2,371	$2,371

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the six months ended June 30, 2009
Restructuring	$—	$—	$13,538	$13,538
Currency translation gain/(loss) and other, net	—	—	(400)	(400)

Total	$—	$—	$13,138	$13,138

9. Debt

The Company’s debt consists of the following:

	Weighted- Average Interest Rate	June 30, 2009	December 31, 2008
Senior secured term loan facility (denominated in U.S. dollars)	3.24%	$921,500	$926,250
Senior secured term loan facility (Euro 386.4 million)	4.21%	543,391	547,665
Revolving credit facility	4.25%	100,000	25,000
Senior Notes (denominated in U.S. dollars)	8.00%	340,006	450,000
Senior Subordinated Notes (Euro 177.3 million)	9.00%	249,340	320,939
Senior Subordinated Notes (Euro 137.0 million)	11.25%	192,649	198,810
Less: current portion of long-term debt		(115,097)	(40,112)

Long-term debt, less current portion		$2,231,789	$2,428,552

Capital lease and other financing obligations	8.59%	$43,629	$42,523
Less: current portion		(2,982)	(1,690)

Long-term portion of capital lease and other financing obligations		$40,647	$40,833

On March 3, 2009, the Company announced the commencement of two separate cash tender offers related to its 8% Senior Notes due 2014 (“Dollar Notes”) and its 9% Senior Subordinated Notes due 2016 and its 11.25% Senior Subordinated Notes due 2014, (together the “Euro Notes”). These cash tender offers settled during the quarter ended June 30, 2009. The aggregate principal amount of the Dollar Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was euro 72.1 million, representing approximately 19.6% of the outstanding Euro Notes. The Euro Tender Offer was oversubscribed and Sensata accepted for purchase a pro rata portion of the Euro Notes tendered. The aggregate principal amount accepted for repurchase totaled euro 44.3 million ($58.4 million at the closing foreign exchange rate of $1.317) representing approximately 12.0% of the outstanding Euro Notes. The Company paid $50.7 million ($40.7 million for the Dollar Notes and euro 7.6 million for the Euro Notes) to settle the Tender Offers and retire the debt on April 1, 2009.

In addition, during the second quarter, the Company agreed to purchase certain 9% Euro Notes having a principal value of euro 10.0 million ($14.1 million at the closing exchange rate of $1.41). The Company paid $5.1 million (euro 3.6 million) to settle the transaction and retired the debt on May 25, 2009.

In conjunction with these transactions, the Company wrote off $5.3 million of debt issuance costs in the second quarter of 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

10. Income Taxes

The Company recorded tax provisions for the three and six months ended June 30, 2009 and June 30, 2008 of $10,876 and $19,722 and $18,517 and $35,612, respectively. The Company’s tax provision consists of current tax expense, which relates primarily to the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense, which relates primarily to amortization of tax deductible goodwill.

The Company intends to utilize net operating losses to offset taxable income resulting from the debt repurchases during the year. At December 31, 2008, the Company provided a full valuation allowance on the tax assets associated with these net operating losses, therefore there is no net tax impact from the taxable income related to the debt repurchase recorded in the condensed consolidated statement of operations.

11. Pension and Other Post-Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree healthcare benefit plans. The components of net periodic pension and post-retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended June 30, 2009:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$610	$70	$755
Interest cost	790	150	252
Expected return on plan assets	(650)	—	(201)
Amortization of net loss	95	—	194
Amortization of prior service cost	—	—	211
Loss on settlement	—	—	364
Loss on curtailment	—	—	386

Net periodic benefit cost	$845	$220	$1,961

The components of net periodic pension and post-retirement cost associated with the Company’s pension and post-retirement plans were as follows for the six months ended June 30, 2009:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,220	$140	$1,554
Interest cost	1,580	300	508
Expected return on plan assets	(1,300)	—	(408)
Amortization of net loss	210	—	394
Amortization of prior service cost	—	—	407
Loss on settlement	—	—	516
Loss on curtailment	—	—	386

Net periodic benefit cost	$1,710	$440	$3,357

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

During the six months ended June 30, 2009, the Company terminated the employment of 786 employees at several of its subsidiaries in connection with the 2008 Plan (see Note 8 for further discussion). In accordance with SFAS 88, the Company recognized a settlement loss of $516 and a curtailment loss of $386 associated with these events.

The components of net periodic pension and post-retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended June 30, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$605	$85	$831
Interest cost	758	140	286
Expected return on plan assets	(625)	(40)	(229)
Amortization of net loss	25	—	—
Special termination benefits	218	—	2

Net periodic benefit cost	$981	$185	$890

The components of net periodic pension and post-retirement cost associated with the Company’s pension and post-retirement plans were as follows for the six months ended June 30, 2008:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,210	$170	$1,618
Interest cost	1,516	280	529
Expected return on plan assets	(1,250)	(80)	(455)
Amortization of net loss	50	—	—
Special termination benefits	218	—	2
Loss on settlement	—	—	190

Net periodic benefit cost	$1,744	$370	$1,884

During the three months ended March 31, 2008, the Company terminated the employment of 158 employees at one of its subsidiaries. In accordance with SFAS 88, the Company recognized a settlement loss associated with the event of $190. The termination of the employees did not meet the criteria for a curtailment.

During the three months ended June 30, 2008, the Company announced a voluntary retirement program for eligible employees of STI in Attleboro, Massachusetts. In accordance with SFAS 88, the Company recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees of $218. This event did not meet the criteria for a curtailment or settlement.

The Company intends to contribute amounts to its U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company made contributions of $850 to the U.S. qualified defined benefit plan during the six months ended June 30, 2009. The Company expects to contribute approximately $5.6 million to U.S. defined benefit plans during fiscal year 2009. Funding requirements for the non-U.S. defined benefit plans are

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $7.2 million to non-U.S. defined benefit plans during fiscal year 2009.

12. Accrued Expenses and Other Current Liabilities

Included as a component of Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets is accrued interest associated with the Company’s outstanding debt, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. At June 30, 2009 and December 31, 2008, accrued interest totaled $25,548 and $10,898, respectively. The accrued interest balance at December 31, 2008 reflects certain prepayments made during the fourth quarter of 2008.

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

Stock Options

A summary of stock option activity for the six months ended June 30, 2009 is presented below:

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2008	4,050,481	$7.18
Granted	25,000	6.30
Forfeited	(200,430)	7.72
Exercised	—	—

Balance June 30, 2009	3,875,051	$7.14	7.09	$3,156

Vested at June 30, 2009	2,147,117	$7.02	6.95	$1,835

Expected to vest at June 30, 2009 (1)	1,537,861	$7.30	7.25	$1,176

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

	Ordinary Shares	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance December 31, 2008	8,100,958	$7.18
Granted	50,000	6.30
Forfeited	(400,859)	7.72
Exercised	—	—

Balance June 30, 2009	7,750,099	$7.14	7.09	$6,313

Vested at June 30, 2009	—	—	—	—

Expected to vest at June 30, 2009 (1)	6,897,588	$7.14	7.09	$5,618

(1)	The expected to vest options are the result of applying the forfeiture rate assumption to total unvested outstanding options.

During the six months ended June 30, 2009, 810,345 Tranche 1 options vested and are exercisable at June 30, 2009. No options expired during the six months ended June 30, 2009. As of June 30, 2009, there were 873,668 shares available for grant under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan.

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

The weighted-average grant date fair value per share of the Tranche I options granted during the three months ended June 30, 2009 and the three and six months ended June 30, 2008 was $2.05, $3.68 and $3.55, respectively. There were no options granted during the three months ended March 31, 2009. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Dividend Yield	0%	0%	0%
Expected Volatility	25.00%	25.00%	25.00%
Risk-free interest rate	2.86%	3.39%	3.01%
Expected term (years)	6.6	6.6	6.6

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the three months ended June 30, 2009 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

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

Under the fair value recognition provisions of SFAS No. 123(R), Share-Based Payments, (“SFAS 123(R)”), the Company recognizes stock-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. The Company has estimated its forfeitures based on historical experience. During the three months ended March 31, 2009, the Company revised its forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result, the Company recorded an adjustment to its non-cash compensation expense of $335.

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and six months ended June 30, 2009 and June 30, 2008 of $480, $655, $501 and $995, respectively. As of June 30, 2009, there was $4,114 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 2 years. The Company did not recognize a tax benefit associated with these expenses during the three and six months ended June 30, 2009 and June 30, 2008.

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

The weighted-average grant date fair value per share of the Tranche 2 options granted during the three months ended June 30, 2009 and the three and six months ended June 30, 2008 was $0.31, $1.91 and $1.93, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the three months ended June 30, 2009 and the three and six months ended June 30, 2008 was $0.12, $1.16 and $1.24, respectively.

The fair value of the Tranche 2 and 3 options was estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended June 30, 2009	For the three months ended June 30, 2008	For the six months ended June 30, 2008
Dividend Yield	0%	0%	0%
Expected Volatility	25.00%	25.00%	25.00%
Risk-free interest rate	1.41%	3.39%	3.01%
Expected term (years)	6.6	6.6	6.6
Assumed time to liquidity event (years)	3.1	1.6	1.9
Probability initial public offering vs. disposition	70% / 30%	70% / 30%	70% / 30%

Key assumptions, including the assumed time to liquidity and probability of an initial public offering versus a disposition, were based on management’s judgment with input from the Company’s Board of Directors.

Management has concluded that satisfaction of the performance conditions is presently not probable, and as such, no compensation expense has been recorded for these options for the three and six months ended June 30, 2009 and June 30, 2008. In accordance with SFAS 123(R), if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieve the specified returns.

Restricted Securities

A summary of the restricted securities activity for the six months ended June 30, 2009 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousand)
Non-vested balance December 31, 2008	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Non-vested balance June 30, 2009	52,118	$6.85	$410

Restrictions lapsed as of June 30, 2009	38,905	$6.85	$306

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The estimated grant date fair value of these securities was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse. The Company recognized non-cash compensation expense of $13, $39, $25 and $51, respectively, in connection with these restricted securities during the three and six months ended June 30, 2009 and June 30, 2008. Although compensation expense associated with the restricted securities was fully recognized as of June 30, 2009, the vesting of the remaining non-vested restricted securities will occur in June 2012.

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

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the three and six months ended June 30, 2009 and June 30, 2008, the Company recorded $1,000, $2,000, $1,000 and $2,000, respectively, within selling, general and administrative expense related to the Advisory Agreement.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. No amounts were paid during the three or six months ended June 30, 2009 or June 30, 2008 associated with such services.

Other Arrangements with the Investor Group and its Affiliates

During the three and six months ended June 30, 2009 and June 30, 2008, the Company recorded $127, $762, $200 and $500, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the three months ended June 30, 2009 and six months ended June 30, 2008, the Company made payments to this shareholder totaling $1,548 and $1,087, respectively. No payments were made during the three months ended March 31, 2009 or June 30, 2008.

During the second quarter of fiscal year 2009, certain executive officers and other members of management of the Company invested a total of $424 (euro 307) in a limited partnership along with its Sponsors. The limited partnership was formed with the intent to invest in the Company’s bonds among other potential investment opportunities. The total amount invested in the limited partnership by all parties was euro 18,401.

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

In May 2009, STI, an indirect and wholly-owned subsidiary of the Company, negotiated a transition production agreement (“TPA”) with Engineered Materials Solutions, LLC (“EMS”) to ensure the continuation of supply of certain materials. EMS is the primary supplier to STI for electrical contacts used in the manufacturing of certain of the Company’s controls products. The TPA allowed for the purchase of certain equipment by the Company in addition to the settlement of outstanding payables to EMS. The Company has accounted for this transaction as an asset purchase during the quarter ended June 30, 2009. In a separate but related action, the Company issued a Letter of Credit to a separate party for the consignment of silver in the amount of $12.0 million which expires in December 2009.

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

Allowance for Losses on Receivables

The Company provides for the impairment of receivables due to customer bankruptcies or other financial situation. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. The Company estimates the allowances on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables determined by reference to past default experiences.

The announcement by several customers that they were filing for bankruptcy had no material impact on the Company’s financial position or results of operations. The Company continues to monitor the performance of other customers and adjusts provisions to the allowance for losses on receivables as required.

Environmental Remediation Liabilities

The Company’s operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and the Company’s employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at the Company’s facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is not, however, aware of any threatened or pending material environmental investigations, lawsuits or claims involving the Company or its operations.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. TI is defending these lawsuits, which are in early stages. No amounts have been accrued at June 30, 2009. These matters are managed and controlled by TI. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above.

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

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). SFAS 5 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $7.0 million at June 30, 2009 for various litigation and claims, including the matters described below.

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

At June 30, 2009, Sensata was party to 30 lawsuits in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately ten million vehicles, containing this cruise control deactivation system and Sensata’s switch. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. During fiscal year 2008, Sensata/TI settled all outstanding wrongful death cases related to this claim for amounts that did not have a material effect on the Company’s financial conditions or results of operations. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $0.8 million as of June 30, 2009. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

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

16. Financial Instruments

The carrying value and fair values of financial instruments at June 30, 2009 and December 31, 2008 are presented in the following table:

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$162,222	$162,222	$77,716	$77,716
Trade receivables	153,939	153,939	145,759	145,759
Commodity forward contracts	1,546	1,546	554	554
Interest rate cap	2,331	2,331	—	—

Liabilities
Senior secured term loans	$1,464,891	$1,100,241	$1,473,915	$611,043
Senior note and Senior subordinated notes	781,995	311,651	969,749	337,565
Revolving credit facility	100,000	100,000	25,000	19,569
Interest rate collars	10,146	10,146	4,221	4,221
Interest rate swap	5,624	5,624	6,585	6,585

The estimated fair values of amounts reported in the condensed consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The carrying value of short-term financing arrangements approximates fair value because the stated interest rates approximate current market rates over the relative term of the instruments. The fair values of the Company’s long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance— June 30, 2009
Assets
Interest rate cap	$—	$2,331	$—	$2,331
Commodity forward contracts	—	1,546	—	1,546

Total	—	$3,877	—	$3,877

Liabilities
Interest rate collars	$—	$10,146	$—	$10,146
Interest rate swap	—	5,624	—	5,624

Total	$—	$15,770	$—	$15,770

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of June 30, 2009.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The Interconnection assets itemized below were measured at fair value on a non-recurring basis during the first quarter of 2009 using an income approach:

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

As required by SFAS No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge on the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under SFAS 133.

Interest Rate Risk

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and six months ended June 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and six months ended June 30, 2009, the Company recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of June 30, 2009, the Company estimates that an additional $12,864 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ended June 30, 2010.

As of June 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$180.0	July 27, 2006	January 27, 2011	3 Month LIBOR	5.377%
Interest Rate Collars	€250.0	July 28, 2008	April 27, 2011	3 Month Euribor	3.55% - 4.40%
Interest Rate Cap	€100.0	March 5, 2009	April 29, 2013	3 Month Euribor	5.00%
Interest Rate Cap	$600.0	March 5, 2009	April 29, 2013	3 Month LIBOR	5.00%

Commodity Risk

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with SFAS 133, the Company recognizes the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain / (loss) and other, net.

The table below presents the volume of Company’s commodity derivatives by type of commodity:

Silver	196,788 troy oz
Gold	768 troy oz
Nickel	69,894 pounds
Copper	514,200 pounds

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of June 30, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133

Interest rate cap	Other assets	$2,331		$—

Interest rate collars		—	Other long-term liabilities	10,146
Interest rate swap			Other long-term liabilities	5,624

Total		$2,331		$15,770

Derivatives not designated as hedging instruments under SFAS 133
Commodity forward contracts	Prepaid expense and other current assets	$1,546		$—

Total		$1,546		$—

The following table outlines the components of accumulated other comprehensive loss at June 30, 2009 related to the Company’s derivatives.

Unrealized loss on derivative instruments
Balance at December 31, 2008	$(10,806)
Amount of unrealized loss recognized in accumulated other comprehensive loss	(10,551)
Amount of loss reclassified into interest expense	6,302

Balance at June 30, 2009	$(15,055)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The tables below present the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statements of operations for the three months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other comprehensive loss on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Products	$(5,533)	Interest expense	$(3,712)	NA	NA

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Commodity forward contracts	Currency translation gain / (loss) and other, net	$703

The tables below present the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statements of operations for the six months ended June 30, 2009.

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other comprehensive loss on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Products	$(10,551)	Interest expense	$(6,302)	NA	NA

Derivatives Not Designated as Hedging Instruments Under SFAS 133	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Commodity forward contracts	Currency translation gain / (loss) and other, net	$1,637

The Company has agreements with its collars and swap derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness where repayment of the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of June 30, 2009, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $20,019. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $20,019.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

17. Currency translation gain / (loss) and other

Currency translation gain / (loss) and other consists of the following:

	For the three months ended		For the six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Currency translation gain / (loss) on debt	$(62,453)	$426	$6,502	$(83,885)
Currency translation gain / (loss) on net monetary assets	1,075	(720)	650	2,276
Gain on repurchase of outstanding Senior and Senior Subordinated Notes	120,531	—	120,123	—
Gain / (loss) on commodity forward contracts	703	(234)	1,637	1,664
Loss on assets held for sale	(1,678)	(2)	(1,678)	(684)
Other	(70)	845	15	727

	$58,108	$315	$127,249	$(79,902)

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

The sensors segment is a manufacturer of pressure, force and other sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as heating, ventilation and air-conditioning systems. During the quarter ended June 30, 2009, as a result of changes in the manner in which the Company operates its business, the Company reclassified the portion of the Airpax business involving magnetic pickup technology sensing products from the controls business segment to the sensors business segment. Prior period amounts presented herein have been reclassified to conform to current period presentation.

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

The tables below present information about reported segments for the three and six months ended June 30, 2009 and 2008, respectively.

	For the three months ended
	June 30, 2009	June 30, 2008
Net revenue:
Sensors	$147,694	$247,753
Controls	107,677	158,468

Total net revenue	$255,371	$406,221

Segment operating income (as defined above):
Sensors	$35,559	$67,131
Controls	30,065	39,657

Total segment operating income	65,624	106,788
Corporate and other	(13,166)	(19,097)
Restructuring	(2,050)	(4,895)
Amortization of intangible assets and capitalized software	(38,162)	(37,280)

Profit from operations	12,246	45,516
Interest expense	(36,349)	(50,600)
Interest income	79	285
Currency translation gain / (loss) and other, net	58,108	315

Income / (loss) from continuing operations before income taxes	$34,084	$(4,484)

	For the six months ended
	June 30, 2009	June 30, 2008
Net revenue:
Sensors	$287,286	$484,115
Controls	207,101	309,950

Total net revenue	$494,387	$794,065

Segment operating income (as defined above):
Sensors	$68,608	$117,625
Controls	52,051	75,300

Total segment operating income	120,659	192,925
Corporate and other	(27,306)	(45,260)
Impairment of goodwill and intangible assets	(19,867)	—
Restructuring	(13,538)	(5,205)
Amortization of intangible assets and capitalized software	(76,966)	(73,417)

Loss / (profit) from operations	(17,018)	69,043
Interest expense	(78,833)	(101,683)
Interest income	403	565
Currency translation gain / (loss) and other, net	127,249	(79,902)

Income / (loss) from continuing operations before income taxes	$31,801	$(111,977)

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

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of June 30, 2009 and December 31, 2008, the unaudited Condensed Consolidating Statements of Operations for the three and six months ended June 30, 2009 and 2008 and the unaudited Condensed Consolidating Statements of Cash Flows for the six months ended June 30, 2009 and 2008, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

June 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$8,059	$143,092	$11,071	$—	$162,222
Accounts receivable, net of allowances	11	140,672	13,256	—	153,939
Intercompany accounts receivable	263,498	317,728	76,276	(657,502)	—
Inventories	—	84,303	17,699	—	102,002
Deferred income tax assets	—	14,080	226	—	14,306
Prepaid expenses and other current assets	1,639	12,062	3,345	—	17,046
Assets held for sale	—	—	712	—	712

Total current assets	273,207	711,937	122,585	(657,502)	450,227
Property, plant and equipment, net	—	190,126	51,432	—	241,558
Goodwill	—	1,440,895	89,675	—	1,530,570
Other intangible assets, net	—	895,962	46,028	—	941,990
Investment in subsidiaries	629,526	75,305	—	(704,831)	—
Advances to subsidiaries	2,206,337	—	—	(2,206,337)	—
Other assets	47,509	5,044	11,900	—	64,453

Total assets	$3,156,579	$3,319,269	$321,620	$(3,568,670)	$3,228,798

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$115,097	$2,883	$99	$—	$118,079
Accounts payable	95	69,971	16,017	—	86,083
Accrued expenses and other current liabilities	19,146	46,465	26,267	—	91,878
Intercompany liabilities	293,309	309,108	55,085	(657,502)	—
Accrued profit sharing	—	202	13	—	215

Total current liabilities	427,647	428,629	97,481	(657,502)	296,255
Pension and post-retirement benefit obligations	—	51,943	2,959	—	54,902
Capital lease and other financing obligations, less current portion	—	39,695	952	—	40,647
Long-term intercompany liabilities	—	2,183,505	22,832	(2,206,337)	—
Long-term debt, less current portion	2,231,789	—	—	—	2,231,789
Other long-term liabilities	48,606	117,731	22,537	—	188,874
Commitments and contingencies

Total liabilities	2,708,042	2,821,503	146,761	(2,863,839)	2,812,467
Shareholder’s equity
Shareholder’s equity	448,537	497,766	174,859	(704,831)	416,331

Total liabilities and shareholder’s equity	$3,156,579	$3,319,269	$321,620	$(3,568,670)	$3,228,798

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$237,536	$46,769	$(28,934)	$255,371
Operating costs and expenses:
Cost of revenue	—	157,593	40,243	(28,934)	168,902
Research and development	—	3,911	49	—	3,960
Selling, general and administrative	1,786	59,225	7,202	—	68,213
Restructuring	—	1,126	924	—	2,050

Total operating costs and expenses	1,786	221,855	48,418	(28,934)	243,125

(Loss) / profit from operations	(1,786)	15,681	(1,649)	—	12,246
Interest income / (expense), net	9,326	(45,150)	(446)	—	(36,270)
Currency translation gain / (loss) and other, net	58,656	173	(721)	—	58,108

Income / (loss) before income taxes and equity in losses of subsidiaries	66,196	(29,296)	(2,816)	—	34,084
Equity in losses of subsidiaries	(32,112)	(4,977)	—	37,089	—
Provision for income taxes	10,876	9,050	998	(10,048)	10,876

Income / (loss) from continuing operations	23,208	(43,323)	(3,814)	47,137	23,208
Equity in loss from discontinued operations of subsidiaries	(134)	—	—	134	—
Loss from discontinued operations	—	(134)	—	—	(134)

Net income / (loss)	$23,074	$(43,457)	$(3,814)	$47,271	$23,074

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended June 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$385,111	$67,161	$(46,051)	$406,221
Operating costs and expenses:
Cost of revenue	—	253,392	55,718	(46,051)	263,059
Research and development	—	10,285	132	—	10,417
Selling, general and administrative	2,155	70,061	10,118	—	82,334
Restructuring	—	4,000	895	—	4,895

Total operating costs and expenses	2,155	337,738	66,863	(46,051)	360,705

(Loss) / profit from operations	(2,155)	47,373	298	—	45,516
Interest expense, net	(5,934)	(43,588)	(793)	—	(50,315)
Currency translation (loss) / gain and other, net	(54)	(6,768)	7,137	—	315

(Loss) / income before income taxes and equity in earnings of subsidiaries	(8,143)	(2,983)	6,642	—	(4,484)
Equity in earnings of subsidiaries	3,659	553	—	(4,212)	—
Provision for income taxes	19,722	16,435	2,148	(18,583)	19,722

(Loss) / income from continuing operations	(24,206)	(18,865)	4,494	14,371	(24,206)
Equity in loss from discontinued operations of subsidiaries	(3,728)	—	—	3,728	—
Loss from discontinued operations	—	(3,728)	—	—	(3,728)

Net (loss) / income	$(27,934)	$(22,593)	$4,494	$18,099	$(27,934)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$460,112	$84,722	$(50,447)	$494,387
Operating costs and expenses:
Cost of revenue	—	308,085	72,608	(50,447)	330,246
Research and development	—	8,922	201	—	9,123
Selling, general and administrative	3,358	119,939	15,334	—	138,631
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	12,060	1,478	—	13,538

Total operating costs and expenses	3,358	468,873	89,621	(50,447)	511,405

Loss from operations	(3,358)	(8,761)	(4,899)	—	(17,018)
Interest income / (expense), net	11,876	(89,347)	(959)	—	(78,430)
Currency translation gain / (loss) and other, net	127,048	(1,727)	1,928	—	127,249

Income / (loss) before income taxes and equity in losses of subsidiaries	135,566	(99,835)	(3,930)	—	31,801
Equity in losses of subsidiaries	(103,765)	(5,748)	—	109,513	—
Provision for income taxes	18,517	15,672	1,172	(16,844)	18,517

Income / (loss) from continuing operations	13,284	(121,255)	(5,102)	126,357	13,284
Equity in loss from discontinued operations of subsidiaries	(395)	—	—	395	—
Loss from discontinued operations	—	(395)	—	—	(395)

Net income / (loss)	$12,889	$(121,650)	$(5,102)	$126,752	$12,889

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Six Months Ended June 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$755,122	$133,356	$(94,413)	$794,065
Operating costs and expenses:
Cost of revenue	—	515,959	111,429	(94,413)	532,975
Research and development	—	21,437	(218)	—	21,219
Selling, general and administrative	3,847	141,621	20,155	—	165,623
Restructuring	—	4,310	895	—	5,205

Total operating costs and expenses	3,847	683,327	132,261	(94,413)	725,022

(Loss) / profit from operations	(3,847)	71,795	1,095	—	69,043
Interest expense, net	(13,662)	(85,913)	(1,543)	—	(101,118)
Currency translation (loss) / gain and other, net	(82,872)	(7,046)	10,016	—	(79,902)

(Loss) / income before income taxes and equity in losses of subsidiaries	(100,381)	(21,164)	9,568	—	(111,977)
Equity in losses of subsidiaries	(11,596)	(1,522)	—	13,118	—
Provision for income taxes	35,612	28,708	4,569	(33,277)	35,612

(Loss) / income from continuing operations	(147,589)	(51,394)	4,999	46,395	(147,589)
Equity in loss from discontinued operations of subsidiaries	(7,233)	—	—	7,233	—
Loss from discontinued operations	—	(7,233)	—	—	(7,233)

Net (loss) / income	$(154,822)	$(58,627)	$4,999	$53,628	$(154,822)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(64,505)	$146,678	$3,067	$—	$85,240
Net cash used in operating activities from discontinued operations	—	(403)	—	—	(403)

Net cash (used in) / provided by operating activities	(64,505)	146,275	3,067	—	84,837
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(7,468)	(1,394)	—	(8,862)
Purchase of debt securities of Issuer	—	(40,698)	—	40,698	—
Dividends received by Issuer	2,548	—	—	(2,548)	—

Net cash provided by / (used in) investing activities from continuing operations	2,548	(48,166)	(1,394)	38,150	(8,862)
Net cash provided by financing activities from discontinued operations	—	372	—	—	372

Net cash provided by / (used in) investing activities	2,548	(47,794)	(1,394)	38,150	(8,490)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	75,000	—	—	—	75,000
Dividend to parent	(133)	—	—	—	(133)
Advances to shareholder	(25)	—	—	—	(25)
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on Euro term loan facility	(2,712)	—	—	—	(2,712)
Payments to repurchase Senior and Senior Subordinated Notes	(16,544)	—	—	(40,698)	(57,242)
Payments on capitalized lease and other financing obligations	—	(1,979)	—	—	(1,979)
Dividends paid to Issuer	—	(1,606)	(942)	2,548	—

Net cash provided by / (used in) financing activities	50,836	(3,585)	(942)	(38,150)	8,159

Net change in cash and cash equivalents	(11,121)	94,896	731	—	84,506
Cash and cash equivalents, beginning of period	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of period	$8,059	$143,092	$11,071	$—	$162,222

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by / (used in) operating activities from continuing operations	$10,939	$45,564	$2,905	$—	$59,408
Net cash used in operating activities from discontinued operations	—	(7,150)	—	—	(7,150)

Net cash provided by / (used in) operating activities	10,939	38,414	2,905	—	52,258
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(17,094)	(3,321)	—	(20,415)
Proceeds from sales of assets	—	1,843	9	—	1,852
Acquisition of Airpax business, net of cash received	—	175	—	—	175
Dividend received by Issuer	1,185	—	—	(1,185)	—

Net cash provided by / (used in) investing activities from continuing operations	1,185	(15,076)	(3,312)	(1,185)	(18,388)
Net cash used in investing activities from discontinued operations	—	(148)	—	—	(148)

Net cash provided by / (used in) investing activities	1,185	(15,224)	(3,312)	(1,185)	(18,536)
Cash flows from financing activities:
Proceeds from financing obligations	—	12,597	—	—	12,597
Payments on U.S. term loan facility	(4,750)	—	—	—	(4,750)
Payments on Euro term loan facility	(3,143)	—	—	—	(3,143)
Payments on debt issuance costs	—	(489)	—	—	(489)
Payments on capitalized lease and other financing obligations	—	(482)	—	—	(482)
Dividends paid to Issuer	—	(1,185)	—	1,185	—

Net cash (used in) / provided by financing activities	(7,893)	10,441	—	1,185	3,733

Net change in cash and cash equivalents	4,231	33,631	(407)	—	37,455
Cash and cash equivalents, beginning of period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of period	$19,821	$66,072	$11,619	$—	$97,512

20. Subsequent Event

In accordance with SFAS 165, the Company has evaluated events through the issuance of these condensed consolidated financial statements which occurred on August 3, 2009 and concluded that no events or transactions have occurred since June 30, 2009 which require mention as a subsequent event in order to make them not misleading regarding the financial position, results of operations or cash flows of the Company.

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

	For the three months ended
	June 30, 2009		June 30, 2008
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$147.7	57.8%	$247.8	61.0%
Controls	107.7	42.2	158.5	39.0

Net revenue	255.4	100.0%	406.2	100.0%
Operating costs and expenses:
Cost of revenue	168.9	66.1	263.1	64.8
Research and development	4.0	1.6	10.4	2.6
Selling, general and administrative	68.2	26.7	82.3	20.3
Restructuring	2.1	0.8	4.9	1.2

Total operating costs and expenses	243.1	95.2	360.7	88.8

Profit from operations	12.2	4.8	45.5	11.2
Interest expense	(36.3)	(14.2)	(50.6)	(12.5)
Interest income	0.1	0.0	0.3	0.1
Currency translation gain / (loss) and other, net	58.1	22.8	0.3	0.1

Income / (loss) from continuing operations before taxes	34.1	13.3	(4.5)	(1.1)
Provision for income taxes	10.9	4.3	19.7	4.9

Income / (loss) from continuing operations	23.2	9.1	(24.2)	(6.0)
Loss from discontinued operations, net of tax of $0	(0.1)	(0.1)	(3.7)	(0.9)

Net income / (loss)	$23.1	9.0%	$(27.9)	(6.9)%

	For the six months ended
	June 30, 2009		June 30, 2008
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$287.3	58.1%	$484.1	61.0%
Controls	207.1	41.9	310.0	39.0

Net revenue	494.4	100.0%	794.1	100.0%
Operating costs and expenses:
Cost of revenue	330.2	66.8	533.0	67.1
Research and development	9.1	1.8	21.2	2.7
Selling, general and administrative	138.6	28.0	165.6	20.9
Impairment of goodwill and intangible assets	19.9	4.0	—	—
Restructuring	13.5	2.7	5.2	0.7

Total operating costs and expenses	511.4	103.4	725.0	91.3

(Loss) / profit from operations	(17.0)	(3.4)	69.0	8.7
Interest expense	(78.8)	(15.9)	(101.7)	(12.8)
Interest income	0.4	0.1	0.6	0.1
Currency translation gain / (loss) and other, net	127.2	25.7	(79.9)	(10.1)

Income / (loss) from continuing operations before taxes	31.8	6.4	(112.0)	(14.1)
Provision for income taxes	18.5	3.7	35.6	4.5

Income / (loss) from continuing operations	13.3	2.7	(147.6)	(18.6)
Loss from discontinued operations, net of tax of $0	(0.4)	(0.1)	(7.2)	(0.9)

Net income / (loss)	$12.9	2.6%	$(154.8)	(19.5)%

Three Months Ended June 30, 2009 Compared to the Three Month Ended June 30, 2008

Net revenue. Net revenue for the three months ended June 30, 2009 decreased $150.9 million, or 37.1%, to $255.4 million from $406.2 million for the three months ended June 30, 2008. Net revenue decreased 34.1% due to a reduction in volume, and 3.0% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to the Euro exchange rate and pricing. The decrease in sales volumes when compared to the same period in fiscal year 2008 results from the global economic crisis that began during the second half of fiscal year 2008 which affected many of our customers across a variety of end-markets throughout our business.

Sensors business segment net revenue for the three months ended June 30, 2009 decreased $100.1 million, or 40.4%, to $147.7 million from $247.8 million for the three months ended June 30, 2008. Sensors net revenue decreased 35.7% due to lower volumes, and 4.7% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end-market.

Controls business segment net revenue for the three months ended June 30, 2009 decreased $50.8 million, or 32.1%, to $107.7 million from $158.5 million for the three months ended June 30, 2008. Controls net revenue decreased 31.6% due to lower volumes and 0.5% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as HVAC, lighting, appliances and commercial aircraft.

Cost of revenue. Cost of revenue for the three months ended June 30, 2009 and 2008 was $168.9 million and $263.1 million, respectively. Cost of revenue decreased primarily due to lower volumes and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008. The cost savings initiatives implemented during the latter half of fiscal year 2008 were taken to minimize the impact of lower sales. Depreciation expense for the three months ended June 30, 2009 and 2008 was $10.9 million and $12.5 million, respectively, of which $10.0 million and $11.7 million, respectively was included in cost of revenue. Cost of revenue as a percentage of net revenue for the three months ended June 30, 2009 and 2008 was 66.1% and 64.8%, respectively. Cost of revenue as a percentage of net revenue increased primarily due to the leverage effect of the fixed cost component of our cost of goods sold.

Research and development expense. Research and development (“R&D”) expense for the three months ended June 30, 2009 and 2008 was $4.0 million and $10.4 million, respectively. R&D expense as a percentage of net revenue for the three months ended June 30, 2009 and 2008 was 1.6% and 2.6%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and cost reduction activities that were implemented during the second half of fiscal year 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended June 30, 2009 and 2008 was $68.2 million and $82.3 million, respectively. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended June 30, 2009 and 2008 was $38.2 million and $37.3 million, respectively. Selling, general and administrative expenses decreased primarily due to the cost savings resulting from the restructuring activities which were implemented during the second half of 2008 and early 2009. Selling, general and administrative expense as a percentage of net revenue for the three months ended June 30, 2009 and 2008 was 26.7% and 20.3%, respectively. Selling, general and administrative expense as a percentage of net revenue increased primarily due to the decline in revenue coupled with the fixed nature of selling, general and administrative costs, specifically our amortization costs which totaled as a percentage of revenue 15.0% and 9.2%, respectively, for the three months ended June 30, 2009 and 2008.

Restructuring. Restructuring for the three months ended June 30, 2009 and 2008 was $2.1 million and $4.9 million, respectively. During the second half of fiscal year 2008, we implemented several restructuring activities in order to reduce costs given the decline in our net revenues. The restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. We continued with these restructuring activities during fiscal year 2009. These restructuring activities are referred to as the “2008 Plan.” The restructuring charge of $2.1 million relates to activities associated with the 2008 Plan and consists of $0.9 million related to severance, $1.0 million related to pension settlement, curtailment and other related charges, and $0.2 million related to other costs.

Interest expense. Interest expense for the three months ended June 30, 2009 and 2008 was $36.3 million and $50.6 million, respectively. Interest expense for the three months ended June 30, 2009 consists primarily of interest expense of $29.0 million on our outstanding debt, amortization of the deferred financing costs of $2.2 million, $3.7 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations. Interest expense for the three months ended June 30, 2008 consists primarily of interest expense of $44.9 million on our outstanding debt, amortization of the deferred financing costs of $2.8 million, $1.5 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense associated with our outstanding debt is primarily attributed to the decrease in the LIBOR and EURIBOR rates as well as lower outstanding debt balances at June 30, 2009 resulting from the repurchase of debt completed during the quarter and the decrease in the foreign currency exchange rate between the U.S. dollar and the Euro. The increase in interest expense associated with our outstanding derivatives is primarily due to the decrease in the LIBOR and EURIBOR rates coupled with the decrease in the foreign currency exchange rate described above.

Interest income. Interest income for the three months ended June 30, 2009 and 2008 was $0.1 million and $0.3 million, respectively.

Currency translation gain / (loss) and other, net. Currency translation gain / (loss) and other, net for the three months ended June 30, 2009 and 2008 was $58.1 million and $0.3 million, respectively. Currency translation gain / (loss) and other, net for the three months ended June 30, 2009 consists primarily of the gain resulting from the extinguishment of debt of $120.5 million, the currency loss resulting from the re-measurement of our foreign currency denominated debt which totaled $62.5 million, net currency gain due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $1.1 million, and a net gain of $0.7 million associated with our commodity forward contracts. During the three months ended June 30, 2009, we repurchased $182.7 million principal amount of our outstanding debt. Currency translation gain / (loss) and other, net for the three months ended June 30, 2009 also includes a $1.7 million impairment loss associated with our manufacturing facilities classified as held for sale.

Currency translation gain / (loss) and other, net for the three months ended June 30, 2008 consists primarily of the currency gains resulting from the re-measurement of our Euro-denominated debt which totaled $0.4 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $0.7 million, a net loss of $0.2 million associated with our commodity forward contracts and a net gain recognized on the sale of certain assets.

Provision for income taxes. Provision for income taxes for the three months ended June 30, 2009 and 2008 totaled $10.9 million and $19.7 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill. Several factors contributed to the decrease in our income tax provision for the three months ended June 30, 2009 as compared to June 30, 2008 including overall profitability and the composition of income and loss among jurisdictions.

Six Months Ended June 30, 2009 Compared to the Six Month Ended June 30, 2008

Net revenue. Net revenue for the six months ended June 30, 2009 decreased $299.7 million, or 37.7%, to $494.4 million from $794.1 million for the six months ended June 30, 2008. Net revenue decreased 34.6% due to a reduction in volume, and 3.1% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to the Euro exchange rate, and pricing.

Sensors business segment net revenue for the six months ended June 30, 2009 decreased $196.8 million, or 40.7%, to $287.3 million from $484.1 million for the six months ended June 30, 2008. Sensors net revenue decreased 35.9% due to lower volumes, and 4.8% due to unfavorable foreign exchange rates and pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end market which began during the second half of fiscal year 2008 and has extended into the first half of fiscal year 2009.

Controls business segment net revenue for the six months ended June 30, 2009 decreased $102.8 million, or 33.2%, to $207.1 million from $310.0 million for the six months ended June 30, 2008. Controls net revenue decreased 32.6% due to lower volumes and 0.6% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as HVAC, lighting, appliances and commercial aircraft, which began during the second half of fiscal year 2008 and has extended into the first half of fiscal year 2009.

Cost of revenue. Cost of revenue for the six months ended June 30, 2009 and 2008 was $330.2 million and $533.0 million, respectively. Cost of revenue decreased primarily due to lower volumes and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008. Depreciation expense for the six months ended June 30, 2009 and 2008 was $22.0 million and $28.7 million, respectively, of which $20.1 million and $27.0 million was included in cost of revenue. Cost of revenue as a percentage of net revenue for the six months ended June 30, 2009 and 2008 was 66.8% and 67.1%, respectively. Cost of revenue as a percentage of net revenue decreased due to the cost saving initiatives described above.

Research and development expense. R&D expense for the six months ended June 30, 2009 and 2008 was $9.1 million and $21.2 million, respectively. R&D expense as a percentage of net revenue for the six months ended June 30, 2009 and 2008 was 1.8% and 2.7%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and cost reduction activities that were implemented during the second half of fiscal year 2008.

Selling, general and administrative expense. Selling, general and administrative expense for the six months ended June 30, 2009 and 2008 was $138.6 million and $165.6 million, respectively. Amortization expense associated with definite-lived intangible assets and capitalized software for the six months ended June 30, 2009 and 2008 was $77.0 million and $73.4 million, respectively. Selling, general and administrative expenses decreased primarily due to the cost savings resulting from the restructuring activities which were implemented during the second half of 2008 and the three months ended March 31, 2009. Selling, general and administrative expense as a percentage of net revenue for the six months ended June 30, 2009 and 2008 was 28.0% and 20.9%, respectively. Selling, general and administrative expense as a percentage of net revenue increased primarily due to the decline in revenue coupled with the fixed nature of selling, general and administrative costs, specifically our amortization costs which totaled as a percentage of revenue 15.6% and 9.3%, respectively for the six months ended June 30, 2009 and June 30, 2008.

Impairment of goodwill and intangible assets. During the three months ended March 31, 2009, we performed a review of goodwill and definite-lived intangible assets for potential impairment. As a result of this analysis, we determined that goodwill and definite-lived intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge of $19.9 million, of which $5.3 million related to goodwill and $14.6 million related to definite-lived intangible assets. We attribute the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the first quarter of 2009. The results of our Interconnection reporting unit also deteriorated during the first quarter of 2009 and, accordingly, we lowered our forecasts for this business in 2009, as well as our longer term projections. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Should certain assumptions used in the development of the fair value of the Interconnection reporting unit, or any other reporting unit, change we may be required to recognize additional goodwill or intangible asset impairments.

Restructuring. Restructuring for the six months ended June 30, 2009 and 2008 was $13.5 million and $5.2 million, respectively. During the second half of fiscal year 2008 and three months ended March 31, 2009, we implemented several restructuring activities in order to reduce costs given the decline in our net revenues. The restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. We continued with these restructuring activities during the six months ended June 30, 2009. These restructuring activities are referred to as the “2008 Plan.” The restructuring charge of $13.5 million relates to activities associated with the 2008 Plan and consists of $11.6 million related to severance, $1.3 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other costs. The total cost of the 2008 Plan is expected to be $36.6 million, of which $36.0 million has been incurred to date.

Interest expense. Interest expense for the six months ended June 30, 2009 and 2008 was $78.8 million and $101.7 million, respectively. Interest expense for the six months ended June 30, 2009 consists primarily of interest expense of $64.8 million on our outstanding debt, amortization of the deferred financing costs of $4.6 million, $6.3 million of interest associated with our outstanding derivative instruments, and $1.8 million of interest associated with our capital lease and other financing obligations. Interest expense for the six months ended June 30, 2008 consists primarily of interest expense of $90.3 million on our outstanding debt, amortization of the deferred financing costs of $5.8 million, $2.7 million of interest associated with our outstanding derivative instruments, and $1.6 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense associated with our outstanding debt is primarily attributed to the decrease in the LIBOR and EURIBOR rates as well as lower outstanding debt balances at June 30, 2009 resulting from the repurchase of debt completed during the quarter ended June 30, 2009 and the decrease in the foreign currency exchange rate between the U.S. dollar and the Euro. The increase in interest expense associated with our outstanding derivatives is primarily due to the decrease in the LIBOR and EURIBOR rates coupled with the decrease in the foreign currency exchange rate described above.

Interest income. Interest income for the six months ended June 30, 2009 and 2008 was $0.4 million and $0.6 million, respectively.

Currency translation gain / (loss) and other, net. Currency translation gain / (loss) and other, net for the six months ended June 30, 2009 and 2008 was $127.2 million and ($79.9) million, respectively. Currency translation gain / (loss) and other, net for the six months ended June 30, 2009 consists primarily of the gain resulting from the extinguishment of debt of $120.1 million, currency gains resulting from the re-measurement of our foreign currency denominated debt which totaled $6.5 million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $0.7 million, and a net gain of $1.6 million associated with our commodity forward contracts. Currency translation gain / (loss) and other, net for the six months ended June 30, 2009 also includes a $1.7 million impairment loss associated with our manufacturing facilities classified as held for sale.

Currency translation gain / (loss) and other, net for the six months ended June 30, 2008 consists primarily of the currency losses resulting from the re-measurement of our Euro-denominated debt which totaled $83.8 million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $2.3 million, a net gain of $1.7 million associated with our commodity forward contracts and a $0.7 million impairment loss associated with one of our manufacturing facilities classified as held for sale.

Provision for income taxes. Provision for income taxes for the six months ended June 30, 2009 and 2008 totaled $18.5 million and $35.6 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill. Several factors contributed to the decrease in our income tax provision for the six months ending June 30, 2009 as compared to the six months ending June 30, 2008 including the composition of income and loss among jurisdictions, year to date earnings and a tax benefit related to the goodwill impairment recorded in the first quarter.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the six months ended June 30, 2009 and June 30, 2008:

	For the six months ended
(Amounts in millions)	June 30, 2009	June 30, 2008
Net cash provided by (used in):
Operating activities:
Continuing operations:
Net income / (loss) adjusted for non-cash items	$26.4	$67.8
Changes in operating assets and liabilities	58.8	(8.4)

Continuing operations	85.2	59.4
Discontinued operations	(0.4)	(7.2)

Operating activities	84.8	52.3
Investing activities:
Continuing operations	(8.9)	(18.4)
Discontinued operations	0.4	(0.1)

Investing activities	(8.5)	(18.5)
Financing activities	8.2	3.7

Net change	$84.5	$37.5

Operating activities. Net cash provided by operating activities for the six months ended June 30, 2009 totaled $84.8 million compared to $52.3 million for the six months ended June 30, 2008. Changes in operating assets and liabilities for the six months ended June 30, 2009 and 2008 totaled $58.8 million and $(8.4) million, respectively. The most significant components to the change in operating assets and liabilities of $58.8 million for the six months ended June 30, 2009 was a decrease in inventories of $37.2 million and an increase in accounts payable and accrued expenses of $20.9 million. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenues during the fourth quarter of fiscal year 2008. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60 day payment terms.

The most significant components to the change in operating assets and liabilities of $(8.4) million for the six months ended June 30, 2008 was the increase in accounts receivables of $22.7 million, which was due to growth in the business, and an increase in inventories of $11.5 million. The increases in these items were partially offset by an increase accounts payable and accrued expenses of $15.1 million.

Investing activities. Net cash used in investing activities for the six months ended June 30, 2009 totaled $8.5 million compared to $18.5 million for the six months ended June 30, 2008. Net cash used in investing activities during the six months ended June 30, 2009 consisted of capital expenditures. Net cash used in investing activities during the six months ended June 30, 2008 consisted primarily of capital expenditures offset by proceeds from the sale of assets. Capital expenditures during the six months ended June 30, 2009 and 2008 totaled $8.9 million and $20.4 million, respectively. In 2009, we anticipate spending approximately $15.0 million to $20.0 million on capital expenditures. We believe the nature of capital spending projected for 2009 to be largely maintenance and routine in nature. Capital expenditures will be funded with cash flows from operations.

Financing activities. Net cash provided by financing activities for the six months ended June 30, 2009 totaled $8.2 million compared to $3.7 million for the six months ended June 30, 2008. Net cash provided by financing activities during the six months ended June 30, 2009 consisted primarily of net proceeds of $75.0 million under the revolving credit facility offset by payments to purchase outstanding debt of $57.2 million in addition to principal payments totaling $7.5 million on our U.S. dollar term loan and Euro term loan facilities. At June 30, 2009, we borrowed $100.0 million under the revolving credit facility to ensure we had sufficient cash reserves given the heightened volatility and uncertainty in the economy and the financial distress that many of our customers and suppliers are facing. At this time, we expect to borrow under the revolving credit facility at the end of each quarter for the remainder of 2009. Although our bank group is required to provide the funds to us when and if we provide notice of our intent to draw under the revolving credit facility, there are no assurances that the bank group will actually provide the financing to us in a timely manner, if at all. Net cash provided by financing activities during the six months ended June 30, 2008 consisted primarily of proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million and principal payments totaling $7.9 million on our U.S. dollar term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of June 30, 2009, we had $2,390.5 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of June 30, 2009, after adjusting for letters of credit with an aggregate value of $19.4 million and $100.0 million in borrowings against the revolving credit facility, we had $30.6 million of borrowing capacity available under the revolving credit facility. At June 30, 2009, no amounts had been drawn against these outstanding letters of credit. On July 6, 2009, we repaid the outstanding balance of the revolving credit facility and the borrowing capacity available under our revolving credit facility increased to $130.6 million.

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

A summary of our indebtedness is as follows:

(Dollars in thousands)	Weighted- Average Interest Rate	Outstanding balance as of June 30, 2009
Senior secured term loan facility (denominated in U.S. dollars)	3.24%	$921,500
Senior secured term loan facility (Euro 386.4 million)	4.21%	543,391
Revolving credit facility	4.25%	100,000
Senior Notes (denominated in U.S. dollars)	8.00%	340,006
Senior Subordinated Notes (Euro 177.3 million)	9.00%	249,340
Senior Subordinated Notes (Euro 137.0 million)	11.25%	192,649
Less: current portion of long-term debt and revolver		(115,097)

Long-term debt, less current portion		$2,231,789

Capital lease and other financing obligations	8.59%	$43,629
Less: current portion		(2,982)

Long-term portion of capital lease and other financing obligations		$40,647

On March 3, 2009, we announced the commencement of two separate cash tender offers related to our 8% Senior Notes due 2014 (“Dollar Notes”) and our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014, (together the “Euro Notes”). These cash tender offers settled during the quarter ended June 30, 2009. The aggregate principal amount of the Dollar Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was euro 72.1 million, representing approximately 19.6% of the outstanding Euro Notes. The Euro Tender Offer was oversubscribed and Sensata accepted for purchase a pro rata portion of the Euro Notes tendered. The aggregate principal amount accepted for repurchase totaled euro 44.3 million ($58.4 million at the closing foreign exchange rate of $1.317) representing approximately 12.0% of the outstanding Euro Notes. We paid $50.7 million ($40.7 million for the Dollar Notes and euro 7.6 million for the Euro Notes) to settle the Tender Offers and retire the debt on April 1, 2009.

In addition, during the second quarter, we agreed to purchase certain 9% Euro Notes having a principal value of euro 10.0 million ($14.1 million at the closing exchange rate of $1.41). We paid $5.1 million (euro 3.6 million) to settle the transaction and retired the debt on May 25, 2009.

In conjunction with these transactions, we wrote off $5.3 million of associated debt issuance costs in the second quarter of 2009.

The fair value of our interest rate swap and interest rate collars at June 30, 2009 was $(5.6) million and $(10.1) million, respectively and at December 31, 2008 was $(6.6) million and $(4.2) million, respectively. The change in the fair values is primarily due to changes in the LIBOR-rate and EURIBOR-rate yield curves during the period. During the three months ended March 31, 2009, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro denominated term loans. The terms of the interest rate caps are as follow;

Current Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Index	Cap
€100.0 to 50.0	Amortizing	March 5, 2009	April 29, 2013	3-month Euribor	5.00%
$600.0 to 100.0	Amortizing	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

The fair value of the interest rate caps at June 30, 2009 was $2.3 million.

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

In addition to macroeconomic factors, our ability to raise additional financing and its borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of August 3, 2009, Moody’s Investors Service’s corporate credit rating for the Company was Caa2 with negative outlook and Standard and Poor’s corporate credit rating for the Company was CCC+ with negative outlook.

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

At June 30, 2009, we were in compliance with all of these covenants and default provisions. During the quarter ended June 30, 2009, we updated our financial forecasts for the following four quarters through June 30, 2010. Our forecasts indicate that we will be in compliance with our debt covenants through June 30, 2010. However, given the current global economic crisis and the financial distress that many of our customers and suppliers are facing, we may not be able to achieve these forecasts. If we do not meet our forecast, we believe there are other actions we can take to maintain compliance with our debt covenants, including restructuring activities to further reduce costs, requesting an equity contribution from our Sponsors and negotiating with our bank group for an amendment to our credit and other debt agreements. We can make no assurances of our ability to accomplish any of these or other actions as many of them are not within our direct control. For more information on our indebtedness and related covenants and default provisions, see Note 11 in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item IA, Risk Factors, in Part II of this Form 10-Q.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, FASB Accounting Standards Codification (“Codification”), as the single source of authoritative non-governmental U.S. GAAP to be launched on July 1, 2009. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after

September 15, 2009, or September 30, 2009 for us. The Codification is for disclosure only and will not impact our financial condition or results of operations. We are currently evaluating the impact, if any, that including Codification references in public filings will have on our financial reporting process.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 amends FASB Interpretation (“FIN”) 46(R), Consolidation of Variable Interest Entities (revised December 2003)—an interpretation of ARB No. 51 (“FIN 46(R)”) to require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. SFAS 167 is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for us, with early adoption prohibited. We are currently evaluating the potential impact, if any, the adoption of SFAS 167 will have on our financial position or results of operations.

In December 2008, the FASB issued Financial Staff Position (“FSP”) SFAS No. 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP 132(R)-1”). FSP 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. FSP 132(R)-1 shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

The Company adopted the following accounting standards during fiscal year 2009:

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”). SFAS 165 requires disclosure of the date through which subsequent events are evaluated and whether the date corresponds with the time at which the financial statements were issued or available to be issued. SFAS 165 is effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for us. We adopted SFAS 165 in our interim reporting for the period ended June 30, 2009 and have included the required disclosure in Note 20 in the accompanying condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments, (“FSP 107-1”). FSP 107-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosure about fair value on financial instruments for interim reporting periods as well as in annual financial statements and provides guidance for disclosure of financial information on the fair value of all financial instruments, with the related carrying amount, in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amounts relate to the statement of financial position. FSP 107-1 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, with early adoption permitted. FSP 107-1 does not require disclosures for earlier periods presented for comparative purposes at adoption. We adopted FSP 107-1 in our interim reporting for the period ended June 30, 2009 and have included the required disclosures in Note 16 in the accompanying condensed consolidated financial statements.

In April 2009, the FASB issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”), when the volume and level of activity for the asset or liability have significantly decreased and on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 amends SFAS 157 to include disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. FSP 157-4 is effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, and shall be applied prospectively, with early adoption permitted. We adopted FSP 157-4 in our interim reporting for the period ended June 30, 2009. The adoption of FSP 157-4 did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued FSP SFAS No. 115-2 and SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, (“FSP 115-2”). FSP 115-2 modifies the recognition requirements for other-than-temporary impairments of debt securities and enhances existing disclosures with respect to other-than-temporary impairments of debt and equity securities. FSP 115-2 is effective for interim and annual reporting periods ending after June 15, 2009, or June 30, 2009 for us. We adopted FSP 115-2 in our interim reporting for the period ended June 30, 2009. The adoption of FSP 115-2 did not have a material effect on our financial position or results of operations.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets, (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset in accordance with SFAS 142 and other U.S. GAAP pronouncements. FSP 142-3 shall be applied prospectively to all intangible assets acquired after its effective date. We adopted FSP 142-3 effective January 1, 2009. The adoption of FSP 142-3 did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS 161 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. We adopted SFAS 161 on January 1, 2009 on a prospective basis and have included the required disclosures in Note 16 in the accompanying condensed consolidated financial statements.

In February 2008, the FASB issued FSP SFAS No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP 157-1”) and FSP SFAS No. 157-2, Partial Deferral of the Effective Date of Statement 157, (“FSP 157-2”). FSP 157-1 removed leasing transactions accounted for under SFAS No. 13, Accounting for Leases, and related guidance from the scope of SFAS 157. FSP 157-2 delayed the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for us. We adopted FSP 157-2 on January 1, 2009. The adoption of FSP 157-2 did not have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements—an amendment of ARB No. 51¸ (“SFAS 160”). SFAS 160 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for us. We adopted SFAS 160 on January 1, 2009 on a prospective basis. This adoption had no impact on our financial position or results of operations.

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

The required certifications of our principal executive officer, principal financial officer and principal accounting officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4T contain information concerning the evaluation of our disclosure controls and procedures, internal controls over financial reporting and change in internal controls over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4T for a more complete understanding of the matters covered by the certifications.

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our chief executive officer, or CEO, chief financial officer, or CFO, and chief accounting officer, or CAO, as appropriate, to allow timely decisions regarding required disclosure.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO, CFO and CAO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in the Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report.

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

There have been no material change to the matters discussed in Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 or its quarterly filing on Form 10-Q for the period ended March 31, 2009.

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

Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightening credit markets. General Motors (“GM”), Chrysler and several Tier 1 suppliers sought government sponsored financial assistance to avoid bankruptcy proceedings. Both GM and Chrysler entered and quickly emerged from bankruptcy with no significant affect on Sensata’s operations or financial condition. The business, operational and financial prospects for both GM and Chrysler post-bankruptcy are uncertain. Globally, many other automakers and their suppliers are in financial distress. Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on us for pricing decrease, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw material and components from a wide range of suppliers. However, for certain raw materials or components, we may be dependent on sole source suppliers. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third party suppliers or manufacturers experienced production problems, lack of capacity or transportation disruptions. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third party manufacturers provide and the volume of the production. We are making arrangements for transition supply and qualifying replacement suppliers.

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

Because we purchase various types of raw materials and component parts from suppliers, we may be materially and adversely affected by failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. The risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 3, 2009

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
(Thomas Wroe)
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote)
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Hureau
(Robert Hureau)
Vice President and Chief Accounting Officer (Principal Accounting Officer)