Form 10-Q
period 2009-09-30
Sensata Technologies B.V.
filed 2009-11-13
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 13, 2009, was 180 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

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

We believe that the following factors, among others (including those described in “Item 1A. Risk Factors” caption in the “Part II—Other Information” section of this report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: risks associated with the continued weakness in worldwide economic conditions; adverse developments in the automotive industry; continued fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; fluctuations in the cost and/or availability of manufactured components and raw materials; non-performance by our suppliers; competition in our markets; continued pricing and other pressures from our customers; general economic, political, business and market risks; fluctuations in foreign currency exchange and interest rates; risks associated with our ability to comply with our debt covenants, including financial ratios; risks associated with our substantial indebtedness, leverage and debt service obligations; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws; our ability to attract and retain key personnel; risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies; risks associated with maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; our ability to recover damages related to possible disputes covered by the indemnification agreement with TI; and the possibility that our controlling shareholder’s interest will conflict with our interest or the interests of our stakeholders.

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

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$198,152	$77,716
Accounts receivable, net of allowances of $13,015 and $10,645 at September 30, 2009 and December 31, 2008, respectively	184,849	145,759
Inventories	104,725	139,228
Deferred income tax assets	14,481	14,254
Prepaid expenses and other current assets	16,120	25,870
Assets held for sale	238	2,829

Total current assets	518,565	405,656
Property, plant and equipment at cost	400,111	390,415
Accumulated depreciation	(168,037)	(135,251)

Property, plant and equipment, net	232,074	255,164
Goodwill	1,530,570	1,536,773
Other intangible assets, net	903,414	1,033,351
Deferred income tax assets	3,735	3,680
Deferred financing costs	43,427	55,520
Other assets	14,141	12,930

Total assets	$3,245,926	$3,303,074

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$117,750	$41,802
Accounts payable	98,666	64,250
Income taxes payable	5,289	9,296
Accrued expenses and other current liabilities	98,497	86,710
Accrued profit sharing	490	645
Deferred income tax liabilities	1,403	1,013

Total current liabilities	322,095	203,716
Deferred income tax liabilities	159,814	134,139
Pension and post-retirement benefit obligations	52,948	56,361
Capital lease and other financing obligations, less current portion	40,328	40,833
Long-term debt, less current portion	2,262,247	2,428,552
Other long-term liabilities	41,669	34,422
Commitments and contingencies

Total liabilities	2,879,101	2,898,023
Shareholder’s equity:
Ordinary shares, € 100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding at September 30, 2009 and December 31, 2008	22	22
Due from parent	(235)	(476)
Additional paid-in capital	1,050,712	1,049,937
Accumulated deficit	(641,100)	(599,965)
Accumulated other comprehensive loss	(42,574)	(44,467)

Total shareholder’s equity	366,825	405,051

Total liabilities and shareholder’s equity	$3,245,926	$3,303,074

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net revenue	$302,468	$361,005	$796,855	$1,155,070
Operating costs and expenses:
Cost of revenue	190,908	241,370	521,154	774,345
Research and development	3,569	10,142	12,692	31,361
Selling, general and administrative	71,272	73,923	209,903	239,546
Impairment of goodwill and intangible assets	—	—	19,867	—
Restructuring	4,495	2,487	18,033	7,692

Total operating costs and expenses	270,244	327,922	781,649	1,052,944

Profit from operations	32,224	33,083	15,206	102,126
Interest expense	(36,540)	(49,454)	(115,373)	(151,137)
Interest income	68	459	471	1,024
Currency translation (loss) / gain and other, net	(33,128)	107,393	94,121	27,491

(Loss) / income from continuing operations before taxes	(37,376)	91,481	(5,575)	(20,496)
Provision for income taxes	16,648	16,613	35,165	52,225

(Loss) / income from continuing operations	(54,024)	74,868	(40,740)	(72,721)
Loss from discontinued operations, net of tax of $0	—	(2,333)	(395)	(9,566)

Net (loss) / income	$(54,024)	$72,535	$(41,135)	$(82,287)

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the nine months ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net loss	$(41,135)	$(82,287)
Net loss from discontinued operations	(395)	(9,566)

Net loss from continuing operations	(40,740)	(72,721)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	34,005	40,108
Amortization of deferred financing costs	6,775	8,213
Currency translation loss / (gain) on debt	28,482	(29,227)
Gain on repurchases of outstanding Senior and Senior Subordinated Notes	(120,123)	—
Share-based compensation	1,174	1,573
Amortization of intangible assets and capitalized software	115,060	110,838
Loss / (gain) on disposition of assets	1,159	(272)
Loss on assets held for sale	1,661	684
Deferred income taxes	25,783	33,696
Impairment of goodwill and intangible assets	19,867	—
Increase / (decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(39,090)	7,757
Inventories	34,503	4,559
Prepaid expenses and other current assets	11,725	1,706
Accounts payable and accrued expenses	44,803	(5,716)
Income taxes payable	(1,699)	7,603
Accrued profit sharing and retirement	(3,568)	(4,582)
Other	8,508	3,566

Net cash provided by operating activities from continuing operations	128,285	107,785
Net cash used in operating activities from discontinued operations	(403)	(9,441)

Net cash provided by operating activities	127,882	98,344
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(11,527)	(30,104)
Proceeds from sale of assets	525	2,288
Acquisition of Airpax business, net of cash received	—	175

Net cash used in investing activities from continuing operations	(11,002)	(27,641)
Net cash provided by / (used in) investing activities from discontinued operations	372	(190)

Net cash used in investing activities	(10,630)	(27,831)
Cash flows from financing activities:
Dividend to parent	(133)	—
Advances to shareholder	(25)	—
Proceeds from financing obligations	—	12,597
Proceeds from revolving credit facility, net	75,000	25,000
Payments on U.S. term loan facility	(7,125)	(7,125)
Payments on Euro term loan facility	(4,160)	(4,572)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(57,242)	—
Payments on debt issuance costs	—	(5,211)
Payments on capitalized lease and other financing obligations	(3,131)	(830)

Net cash provided by financing activities	3,184	19,859

Net change in cash and cash equivalents	120,436	90,372
Cash and cash equivalents, beginning of period	77,716	60,057

Cash and cash equivalents, end of period	$198,152	$150,429

The accompanying notes are an integral part of these condensed consolidated financial statements

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

The controls business includes motor protectors, circuit breakers and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, cars, lighting and other industrial applications. The controls business also includes DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

All dollar amounts in the financial statements and tables in the notes, except share and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles (“U.S. GAAP”) in the United States of America for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by accounting principles generally accepted in the Unites States of America for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

financial statements should be read in conjunction with the consolidated and combined financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

3. New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. The Company is currently evaluating the potential impact, if any, the adoption of ASU 2009-13 will have on its financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the first interim or annual reporting period commencing after August 27, 2009, which is October 1, 2009 for the Company. The Company is currently evaluating the potential impact, if any, the adoption of ASU 2009-05 will have on its financial position or results of operations.

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for the Company, with early adoption prohibited. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

In December 2008, the FASB issued guidance now codified as ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. The guidance shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

The Company adopted the following accounting standards during fiscal year 2009:

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted ASC 105 in its interim reporting for the period ended September 30, 2009. The adoption of ASC 105 is for disclosure purposes only and did not have any effect on the Company’s financial condition or results of operations.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted these amendments within its interim reporting for the period ended June 30, 2009 and has included the required disclosure in Note 20. The adoption of ASC 855 did not have a material effect on the Company’s financial condition or results of operations.

In April 2009, the FASB issued guidance now codified as ASC 820. ASC 820 removes leasing transactions and related guidance from its scope. These amendments delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. The Company adopted these amendments on January 1, 2009. The adoption did not have a material impact on the Company’s financial position or results of operations. In addition, ASC 820 provides further guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820 includes disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, and shall be applied prospectively, with early adoption permitted. The Company adopted these amendments in its interim reporting for the period ended June 30, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

In April 2009, the FASB issued guidance now codified as ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires disclosure about the fair value on financial instruments for interim reporting periods as well as in annual financial statements and provides guidance for disclosure of financial information on the fair value of all financial instruments, with the related carrying amount, in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amounts are classified within the statement of financial position. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted, and do not require disclosures for earlier periods presented for comparative purposes at adoption. The Company adopted these amendments in its interim reporting for the period ended June 30, 2009 and has included the required disclosures in Note 16.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. The intent of these amendments is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset in accordance with ASC 350 and other U.S. GAAP authoritative literature. These amendments shall be applied prospectively to all intangible assets acquired after its effective date. The Company adopted these amendments effective January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The Company adopted these amendments on January 1, 2009 on a prospective basis and has included the required disclosures in Note 16.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under ASC 805. ASC 805 also changes the definition of a business to exclude consideration of certain resulting outputs used to generate revenue. ASC 805 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted ASC 805 on January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. The amendments are effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for the Company, and were adopted by the Company on January 1, 2009 on a prospective basis. The adoption did not have a material effect on the Company’s financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

4. Comprehensive Net (Loss) / Income

Comprehensive net (loss) / income includes net (loss) / income, net unrealized gain / (loss) for the effective portion of the Company’s designated cash flow hedges and a net unrealized gain / (loss) associated with the Company’s defined benefit and retiree healthcare plans. The components of the comprehensive net (loss) / income, net of tax of $0, are as follows:

	For the three months ended
	September 30, 2009	September 30, 2008
Net (loss) / income	$(54,024)	$72,535
Net unrealized gain / (loss) on derivatives	460	(3,912)
Net defined benefit and retiree healthcare plans adjustments	3,578	25

Comprehensive net (loss) / income	$(49,986)	$68,648

	For the nine months ended
	September 30, 2009	September 30, 2008
Net loss	$(41,135)	$(82,287)
Net unrealized (loss) / gain on derivatives	(3,789)	2,373
Net defined benefit and retiree healthcare plans adjustments	5,682	(67)

Comprehensive net loss	$(39,242)	$(79,981)

5. Inventories

Inventories consist of the following:

	September 30, 2009	December 31, 2008
Finished goods	$29,006	$48,454
Work-in-process	18,640	20,084
Raw materials	57,079	70,690

Total	$104,725	$139,228

6. Discontinued Operations

In December 2008, the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL”). The Company purchased SMaL for $12.0 million in March 2007. General economic conditions and slower than expected demand for these products were the primary factors in the decision to sell the business. On April 2, 2009, the Company announced the signing of an agreement to sell the Vision business. The transaction closed during the three months ended June 30, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Results of operations of the Vision business included within loss from discontinued operations are as follows:

	For the three months ended
	September 30, 2009	September 30, 2008
Net revenue	$—	$802
Loss from operations before income tax	$—	$(2,333)

	For the nine months ended
	September 30, 2009	September 30, 2008
Net revenue	$726	$1,895
Loss from operations before income tax	$(395)	$(9,566)

7. Goodwill and Other Intangible Assets

The Company evaluates goodwill and indefinite-lived intangible assets for impairment at the reporting unit level annually in the fourth quarter of each fiscal year, and more frequently if conditions merit further evaluation. At March 31, 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 (goodwill of $5,293 and definite-lived intangibles of $14,574) in the condensed consolidated statement of operations. The Interconnection reporting unit is part of the controls reporting segment. The Company attributes the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the three months ended March 31, 2009.

At September 30, 2009, the Company evaluated its forecast and determined that impairment indicators were not present. Should certain assumptions used in the development of the fair value of its reporting units change, the Company may be required to recognize additional goodwill or intangible asset impairments.

Goodwill

The following summarizes the changes in goodwill, by segment:

	Sensors	Controls	Total
Balance – December 31, 2008	$1,160,874	$375,899	$1,536,773
Adjustment	(209)	(701)	(910)
Impairment of Goodwill	—	(5,293)	(5,293)
Reclassification	5,693	(5,693)	—

Balance – September 30, 2009	$1,166,358	$364,212	$1,530,570

During the three months ended March 31, 2009, the Company determined an acquisition-related restructuring reserve of $209 associated with the manufacturing facility in Standish, Maine was no longer required. The amount was reversed against goodwill. Additionally, during the three months ended June 30, 2009, the Company determined that certain restructuring reserves of $701 established as part of the Airpax Acquisition were no longer required. The amount also was reversed against goodwill.

As a result of changes in the manner in which the Company operates its business, the Company reclassified the portion of goodwill related to magnetic pickup technology sensing products from the controls business segment to the sensors business segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated (economic benefit) basis over their estimated lives. Fully amortized intangible assets are written off against accumulated amortization. The following table reflects the components of acquisition-related definite-lived intangible assets that are subject to amortization:

	Weighted- Average Life (years)	September 30, 2009				December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,170	$78,771	$(2,430)	$186,969	$268,170	$60,409	$207,761
Customer relationships	10	1,026,840	390,393	(12,144)	624,303	1,026,840	297,244	729,596
Non-compete agreements	6	23,900	4,458	—	19,442	24,230	2,636	21,594
Tradenames	10	720	305	—	415	720	207	513

	11	$1,319,630	$473,927	$(14,574)	$831,129	$1,319,960	$360,496	$959,464

Amortization expense on definite-lived intangible assets for the three and nine months ended September 30, 2009 and September 30, 2008 was $37,684, $113,761, $37,209 and $110,413, respectively. Amortization of these acquisition-related definite-lived intangible assets is estimated to be $37,684 for the remainder of 2009, $143,082 in 2010, $131,609 in 2011, $119,983 in 2012 and $105,098 in 2013.

In connection with the Sensata Acquisition, the Company concluded that its Klixon® tradename is an indefinite-lived intangible asset, as the brand has been in continuous use since 1927, and the Company has no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the tradename in the Company’s purchase price allocation.

In connection with the Airpax Acquisition, the Company concluded that its Airpax® tradename is an indefinite-lived intangible asset, as the brand has been in continuous use since 1948, and the Company has no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the tradename in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the unaudited condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $6,697 and $7,133 and net carrying amounts of $3,815 and $5,417 as of September 30, 2009 and December 31, 2008, respectively. The weighted-average life for the capitalized software is 3.6 years. Amortization expense on capitalized software for the three and nine months ended September 30, 2009 and September 30, 2008 was $410, $1,299, $212 and $425, respectively.

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

The total cumulative amount incurred to date and expected to be incurred in connection with the FTAS Plan is $11,011 (severance costs $4,350, facility exit and other costs $6,661). The following table outlines the rollforward of the restructuring liabilities associated with the FTAS Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$383	$3,804	$4,187
Purchase accounting adjustments	—	(209)	(209)
Payments	(316)	(426)	(742)

Balance at September 30, 2009	$67	$3,169	$3,236

Employees terminated as of September 30, 2009	143

Total costs incurred to date and expected to be incurred in connection with the FTAS Plan are $11,011 (sensors $5,092, controls $2,476, corporate $3,443). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the FTAS Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2008	$2,803	$334	$1,050	$4,187
Purchase accounting adjustments	—	—	(209)	(209)
Payments	(192)	(268)	(282)	(742)

Balance at September 30, 2009	$2,611	$66	$559	$3,236

During the three months ended March 31, 2009, the Company revised its accrual related to facility exit and other costs established through purchase accounting on FTAS. As a result, the Company reduced goodwill by a corresponding amount of $209.

The Company had classified assets associated with its manufacturing facilities in Grand Blanc, Michigan and Standish, Maine as held for sale. During the nine months ended September 30, 2009, the Company recorded an impairment loss on these assets of $1,661. This loss was recognized as a component of Currency translation gain/(loss) and other, net in the unaudited condensed consolidated statement of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

During the three months ended September 30, 2009, the Company completed the sale of its manufacturing facility in Grand Blanc, Michigan. At September 30, 2009, the Company continued to hold for sale its manufacturing facility in Standish, Maine. The net carrying value of the Standish facility at September 30, 2009 was $238. The Standish facility is part of the sensors business reporting segment.

Airpax Plan

In July 2007, Sensata Technologies Inc. (“STI”) acquired Airpax Holdings, Inc. In 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees. These actions described above associated with the Airpax Plan were completed in 2009, and the Company anticipates remaining payments to be paid through 2010.

The total cumulative amount incurred to date and expected to be incurred in connection with the Airpax Plan, excluding the impact of changes in foreign currency exchange rates, is $6,494 (severance costs $5,073, facility exit and other costs $1,421). The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$736	$1,086	$1,822
Purchase accounting adjustments	(188)	(513)	(701)
Payments	(371)	(47)	(418)

Balance at September 30, 2009	$177	$526	$703

Employees terminated as of September 30, 2009	331

Total costs incurred to date and expected to be incurred in connection with the Airpax Plan, excluding the impact of changes in foreign currency exchange rates, are $6,494 (controls $5,026, corporate $1,468). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance at December 31, 2008	$1,639	$183	$1,822
Purchase accounting adjustments	(646)	(55)	(701)
Payments	(293)	(125)	(418)

Balance at September 30, 2009	$700	$3	$703

During the three months ended June 30, 2009, the Company revised its estimate of severance and facility exit and other costs established through purchase accounting on Airpax. As a result, the Company reduced the related accrual and goodwill by $701.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. During fiscal year 2008, the Company recognized charges totaling $23,013, primarily related to severance, pension curtailment and settlement charges and other exit costs. During the nine months ended September 30, 2009, the Company recognized a charge of $18,033, of which $12,742 relates to severance, $4,728 relates to pension and $563 relates to other exit costs. The total cost of these actions is expected to be $41,385, excluding the impact of changes in foreign currency exchange rates, and affect 2,075 employees. The Company anticipates the actions described above associated with the 2008 Plan to be completed during 2010 and the remaining payments paid through 2014 due primarily to contractual obligations.

The total cumulative amount incurred to date in connection with the 2008 Plan, excluding the impact of changes in foreign currency exchange rates, is $41,046 (severance costs $28,953, pension-related costs $9,616, facility exit and other costs $2,477). The following table outlines the rollforward of the restructuring liabilities associated with the 2008 Plan, excluding the costs related to pension:

	Severance	Facility Exit and Other Costs	Total
Balance at December 31, 2008	$11,527	$1,764	$13,291
Charges	12,742	563	13,305
Payments	(20,656)	(2,073)	(22,729)
Impact of changes in foreign currency exchange rates	(175)	(86)	(261)

Balance at September 30, 2009	$3,438	$168	$3,606

Employees terminated as of September 30, 2009	1,743

Total costs incurred to date in connection with the 2008 Plan, excluding the impact of changes in foreign currency exchange rates, are $41,046 (sensors $1,876, controls $4,654, corporate $34,516). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance at December 31, 2008	$969	$2,901	$9,421	$13,291
Charges	11	465	12,829	13,305
Payments	(830)	(3,026)	(18,873)	(22,729)
Impact of changes in foreign currency exchange rates	21	(202)	(80)	(261)

Balance at September 30, 2009	$171	$138	$3,297	$3,606

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The following tables show amounts associated with all of the Company’s restructuring programs for the three and nine months ended September 30, 2009 described above and where in the unaudited condensed consolidated statement of operations these amounts were recognized:

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the three months ended September 30, 2009
Restructuring	$—	$—	$4,495	$4,495
Currency translation gain/(loss) and other, net	—	—	139	139

Total	$—	$—	$4,634	$4,634

	FTAS Plan	Airpax Plan	2008 Plan	Total
For the nine months ended September 30, 2009
Restructuring	$—	$—	$18,033	$18,033
Currency translation gain/(loss) and other, net	—	—	(261)	(261)

Total	$—	$—	$17,772	$17,772

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

9. Debt

The Company’s debt consists of the following:

	Weighted- Average Interest Rate	September 30, 2009	December 31, 2008
Senior secured term loan facility (denominated in U.S. dollars)	2.97%	$919,125	$926,250
Senior secured term loan facility (Euro 385.4 million)	3.82%	560,954	547,665
Revolving credit facility	4.25%	100,000	25,000
Senior Notes (denominated in U.S. dollars)	8.00%	340,006	450,000
Senior Subordinated Notes (Euro 177.3 million)	9.00%	258,064	320,939
Senior Subordinated Notes (Euro 137.0 million)	11.25%	199,390	198,810
Less: current portion		(115,292)	(40,112)

Long-term debt, less current portion		$2,262,247	$2,428,552

Capital lease and other financing obligations	8.53%	$42,786	$42,523
Less: current portion		(2,458)	(1,690)

Long-term portion of capital lease and other financing obligations		$40,328	$40,833

On March 3, 2009, the Company announced the commencement of two separate cash tender offers related to its 8% Senior Notes due 2014 (“Dollar Notes”) and its 9% Senior Subordinated Notes due 2016 and its 11.25% Senior Subordinated Notes due 2014, (together the “Euro Notes”). These cash tender offers settled during the three months ended June 30, 2009. The aggregate principal amount of the Dollar Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was Euro 72.1 million, representing approximately 19.6% of the outstanding Euro Notes. The Euro Tender Offer was oversubscribed and Sensata accepted for purchase a pro rata portion of the Euro Notes tendered. The aggregate principal amount accepted for repurchase totaled Euro 44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00) representing approximately 12.0% of the outstanding Euro Notes. The Company paid $50.7 million ($40.7 million for the Dollar Notes and Euro 7.6 million for the Euro Notes) to settle the Tender Offers and retire the debt on April 1, 2009.

In addition, during the three months ended June 30, 2009, the Company agreed to purchase certain 9% Euro Notes having a principal value of Euro 10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). The Company paid $5.1 million (Euro 3.6 million) to settle the transaction and retired the debt on May 25, 2009.

In conjunction with these transactions, during the three months ended June 30, 2009, the Company wrote off debt issuance costs of $5.3 million and recorded a gain in Currency translation gain / (loss) and other, net of $120.1 million.

10. Income Taxes

The Company recorded tax provisions for the three and nine months ended September 30, 2009 and September 30, 2008 of $16,648, $35,165, $16,613 and $52,225, respectively. The Company’s tax provision consists of current tax expense, which relates primarily to the Company’s profitable operations in foreign tax jurisdictions and deferred tax expense, which relates primarily to amortization of tax deductible goodwill.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The Company intends to utilize net operating losses to offset taxable income resulting from the debt repurchases during the year. At December 31, 2008, the Company provided a full valuation allowance on the tax assets associated with these net operating losses, therefore there is no net tax impact from the taxable income related to the debt repurchases recorded in the condensed consolidated statement of operations.

11. Pension and Other Post-Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree healthcare benefit plans. The components of net periodic pension and post-retirement cost associated with the Company’s pension and post-retirement plans were as follows for the three months ended September 30, 2009:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$285	$70	$603
Interest cost	740	150	262
Expected return on plan assets	(650)	—	(185)
Amortization of net loss	5	—	135
Amortization of prior service cost	—	—	212
Loss on settlement	1,283	—	1,893
Loss on curtailment	—	—	5

Net periodic benefit cost	$1,663	$220	$2,925

The components of net periodic pension and post-retirement cost associated with the Company’s pension and post-retirement plans were as follows for the nine months ended September 30, 2009:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,505	$210	$2,157
Interest cost	2,320	450	770
Expected return on plan assets	(1,950)	—	(593)
Amortization of net loss	215	—	529
Amortization of prior service cost	—	—	619
Loss on settlement	1,283	—	2,409
Loss on curtailment	—	—	391

Net periodic benefit cost	$3,373	$660	$6,282

During the three and nine months ended September 30, 2009, the Company terminated the employment of 666 and 1,452 employees, respectively, at several of its subsidiaries in connection with the 2008 Plan (see Note 8 for further discussion). In connection with these events, the Company recognized settlement losses of $3,176 and $3,692, respectively, and curtailment losses of $5 and $391, respectively, during the three and nine months ended September 30, 2009.

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

During the three months ended March 31, 2008, the Company terminated the employment of 158 employees at one of its subsidiaries. In accordance with ASC 715, the Company recognized a settlement loss associated with the event of $190. The termination of the employees did not meet the criteria for a curtailment.

During the three months ended June 30, 2008, the Company announced a voluntary retirement program for eligible employees of STI in Attleboro, Massachusetts. In accordance with ASC 715, the Company recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees of $1,082 and $1,300 during the three and nine months ended September 30, 2008, respectively. This event did not meet the criteria for a curtailment or settlement.

The Company intends to contribute amounts to its U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations plus such additional amounts as the Company deems appropriate. The Company made contributions of $4,223 to the U.S. qualified defined benefit plan during the nine months ended September 30, 2009. The Company does not expect to make any additional contributions to U.S. defined benefit plans during fiscal year 2009. Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and subject to local country practices and market circumstances. The Company expects to contribute approximately $7.1 million to non-U.S. defined benefit plans during fiscal year 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

12. Accrued Expenses and Other Current Liabilities

Included as a component of Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets is accrued interest associated with the Company’s outstanding debt, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. At September 30, 2009 and December 31, 2008, accrued interest totaled $32,321 and $10,898, respectively. The accrued interest balance at December 31, 2008 reflects certain prepayments made during the fourth quarter of 2008.

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

The following plans have been in effect since September 2006: 1) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“Stock Option Plan”) and 2) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent. The related share-based compensation expense has been recorded in Sensata Technologies B.V.’s financial statements because the awards are intended to compensate the employees for service provided to the Company.

During the three months ended September 30, 2009, the Parent amended the Stock Option Plan (the “Amendment”) to increase the number of shares reserved for issuance under the Stock Option Plan to 13,082,236 and to change the vesting rules by eliminating the Tranche 3 performance level requirement and measuring option performance vesting solely by the Tranche 2 level. In effect, Tranche 3 awards were converted to Tranche 2 awards.

The Company’s share-based payment plans are described in the notes to the consolidated and combined financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2009 is presented below:

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance December 31, 2008	4,050,481	$7.18
Granted	1,050,000	6.98
Forfeited	(200,432)	7.72
Canceled	(25,000)	6.30
Exercised	—	—

Balance September 30, 2009	4,875,049	$7.12	7.47	$37,460

Vested at September 30, 2009	2,167,117	$7.02	6.71	$16,860

Expected to vest at September 30, 2009 (1)	2,539,134	$7.19	8.08	$19,315

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance December 31, 2008	8,100,958	$7.18
Granted	50,000	6.30
Forfeited	(400,860)	7.72
Canceled	(50,000)	6.30
Exercised	—	—

Balance September 30, 2009	7,700,098	$7.15	6.82	$58,929

Vested at September 30, 2009	—	—	—	—

Expected to vest at September 30, 2009 (1)	7,587,997	$7.15	6.82	$58,071

(1)	The expected to vest options are the result of applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

During the nine months ended September 30, 2009, 847,054 Tranche 1 options vested and are exercisable at September 30, 2009. No options expired during the nine months ended September 30, 2009. As of September 30, 2009, there were 507,089 shares available for grant under the Stock Option Plan.

Tranche 1 Options: Tranche 1 options, with the exception of those granted during the three months ended September 30, 2009, vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third parties. Tranche 1 options granted during the three months ended September 30, 2009 vest 20% per year over five years from the date of grant provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third parties. The Company recognizes the compensation charge on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The weighted-average grant date fair value per share of the Tranche 1 options granted during the three months ended September 30, 2009 and the nine months ended September 30, 2009 and September 30, 2008 was $9.61, $9.43 and $3.74, respectively. There were no Tranche 1 options granted during the three months ended September 30, 2008. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the three months ended September 30, 2009	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Dividend yield	0%	0%	0%
Expected volatility	35.00%	25.00-35.00%	25.00%
Risk-free interest rate	2.92%	2.86-2.92%	3.01%
Expected term (years)	6.6	6.6	6.6

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the three months ended September 30, 2009 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company reviewed the historical and implied volatility of publicly traded companies within the Company’s industry and utilized the implied volatility to calculate the fair value of the options. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

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

Under the fair value recognition provisions of ASC Topic 718, Compensation—Stock Compensation (“ASC 718”), the Company recognizes stock-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. The Company has estimated its forfeitures based on historical experience. During the three months ended March 31, 2009, the Company revised its forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result, the Company recorded an adjustment to its non-cash compensation expense of $335 during the three months ended March 31, 2009.

During the three months ended September 30, 2009, the Parent canceled an award issued to one employee and concurrently issued a new award with different vesting terms. The Company accounted for this transaction as a modification under ASC 718, which resulted in $470 of additional value. The Company will expense the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

remaining unrecognized compensation expense of $524 over the vesting period of the new award. In addition, during the three months ended September 30, 2009, the Company issued awards to several other employees totaling 925,000 shares. The exercise price and intrinsic value of all of the awards issued during the three months ended September 30, 2009 were $7.00 and $7.80, respectively. The fair value of the underlying ordinary shares used in the valuation of the awards issued during the three months ended September 30, 2009 was $14.80 per share.

The Company performed a contemporaneous valuation of the ordinary shares of the Company in connection with the issuance of the share-based payment awards during the three months ended September 30, 2009. The Company relied on this valuation analysis in determining the fair value of the share-based payment awards. The valuation analysis of the ordinary shares of the Company utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, the Company prepared detailed annual projections of future cash flows for fiscal years 2009 through 2014 (the “Discrete Projection Period”). The Company estimated the total value of the cash flow beyond fiscal year 2014 (the “Terminal Year”) by applying a multiple to its projected fiscal year 2014 net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital of 12.0%. The estimated weighted-average cost of capital was derived, in part, from comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with market conditions at the time of estimation. For the guideline company method, the Company performed an analysis to identify a group of publicly-traded companies that were comparable to the Company. The Company calculated an implied EBITDA multiple for each of the guideline companies and selected the high multiple to apply to the Company’s fiscal year 2010 projected EBITDA. The resulting enterprise value under this guideline company method was within 10% of the enterprise value under the discounted cash flow method. The Company utilized the average of the two methods to determine the fair value of the ordinary shares. The Company believes that this approach is consistent with guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The Company recognized non-cash compensation expense within selling, general and administrative expense for the three and nine months ended September 30, 2009 and September 30, 2008 of $480, $1,135, $501 and $1,496, respectively. As of September 30, 2009, there was $11,850 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense over the next 5 years. The Company did not recognize a tax benefit associated with these expenses during the three and nine months ended September 30, 2009 and September 30, 2008.

Tranche 2 and 3 Options: Tranche 2 and 3 options vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. Prior to the Amendment to the Stock Option Plan during the three months ended September 30, 2009, the only difference between the terms of Tranche 2 and Tranche 3 awards was the amount of the required return on the Sponsors’ investment.

Such liquidity events would include an initial public offering or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in the Company to one or more independent third parties. These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

As a result of the Amendment to the Stock Option Plan during the three months ended September 30, 2009, all outstanding Tranche 3 awards as of the date of modification require the same specified return on the equity Sponsor’s investment as Tranche 2 awards. The Company accounted for the Amendment as a modification under ASC 718, which resulted in $9,014 of additional value. Upon consummation of a liquidity event, the Company will recognize compensation expense equal to the incremental value over the remaining requisite service period of the modified award, including a cumulative catch-up adjustment for previously unrecognized compensation expense, regardless of whether or not the equity Sponsors achieve the specified returns.

The weighted-average grant date fair value per share of the Tranche 2 options granted during the nine months ended September 30, 2009 and September 30, 2008 was $0.31 and $2.03, respectively. The weighted-average grant date fair value per share of the Tranche 3 options granted during the nine months ended September 30, 2009 and September 30, 2008 was $0.12 and $1.30, respectively. There were no Tranche 2 or 3 options granted during the three months ended September 30, 2009 and September 30, 2008.

The fair value of the Tranche 2 and 3 options was estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used in estimating the grant date fair value of the options were as follows:

	For the nine months ended September 30, 2009	For the nine months ended September 30, 2008
Dividend yield	0%	0%
Expected volatility	25.00%	25.00%
Risk-free interest rate	1.41%	3.01%
Expected term (years)	6.6	6.6
Assumed time to liquidity event (years)	3.1	1.9
Probability initial public offering vs. disposition	70% / 30%	70% / 30%

Key assumptions, including the assumed time to liquidity and probability of an initial public offering versus a disposition, were based on management’s judgment with input from the Company’s Board of Directors. The key assumptions for the nine months ended September 30, 2009 are for one award granted during the three months ended June 30, 2009 and subsequently cancelled during the three months ended September 30, 2009.

Management has concluded that satisfaction of the performance conditions is presently not probable, based on principles established in guidance now codified as ASC 805, and as such, no compensation expense has been recorded for these options for the three and nine months ended September 30, 2009 and September 30, 2008. In accordance with ASC 805, if a liquidity event occurs, the Company will be required to recognize compensation expense upon consummation of the liquidity event, regardless of whether or not the equity Sponsors achieve the specified returns. As of September 30, 2009, there was $20,082 of unrecognized compensation expense related to non-vested Tranche 2 options, including former Tranche 3 options which were effectively converted to Tranche 2 options during the three months ended September 30, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Restricted Securities

A summary of the restricted securities activity for the nine months ended September 30, 2009 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousand)
Non-vested balance December 31, 2008	52,118	$6.85
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Non-vested balance September 30, 2009	52,118	$6.85	$771

Restrictions lapsed as of September 30, 2009	38,905	$6.85	$576

The Company recognized non-cash compensation expense of $39, $26 and $77, respectively, in connection with these restricted securities during the nine months ended September 30, 2009 and the three and nine months ended September 30, 2008. The Company did not recognize any non-cash compensation expense during the three months ended September 30, 2009. Although compensation expense associated with the restricted securities was fully recognized as of June 30, 2009, the vesting of the remaining non-vested restricted securities will occur in June 2011.

14. Related Party Transactions

The following discussion of related party transactions highlights the Company’s significant related party relationships and transactions.

Advisory Agreement

In connection with the Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the three and nine months ended September 30, 2009 and September 30, 2008, the Company recorded $1,000, $3,000, $1,000 and $3,000, respectively, within selling, general and administrative expense related to the Advisory Agreement.

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. No amounts were paid during the three or nine months ended September 30, 2009 or September 30, 2008 associated with such services.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Other Arrangements with the Investor Group and its Affiliates

During the three and nine months ended September 30, 2009 and September 30, 2008, the Company recorded $100, $862, $527 and $1,027, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company S.C.A.’s shareholders. During the nine months ended September 30, 2009 and three and nine months ended September 30, 2008, the Company made payments to this shareholder totaling $1,548, $772 and $1,859, respectively. There were no payments made during the three months ended September 30, 2009.

During the three months ended June 30, 2009, certain executive officers and other members of management of the Company invested a total of $424 (Euro 307) in a limited partnership along with its Sponsors. The limited partnership was formed with the intent to invest in the Company’s bonds among other potential investment opportunities. The total amount invested in the limited partnership by all parties was Euro 18,401.

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

In May 2009, STI, an indirect and wholly-owned subsidiary of the Company, negotiated a transition production agreement (“TPA”) with Engineered Materials Solutions, LLC (“EMS”) to ensure the continuation of supply of certain materials. EMS is the primary supplier to STI for electrical contacts used in the manufacturing of certain of the Company’s controls products. The TPA allowed for the purchase of certain equipment by the Company in addition to the settlement of outstanding payables to EMS. The Company accounted for this transaction as an asset purchase during the three months ended June 30, 2009. In a separate but related action, the Company issued a Letter of Credit to a separate party for the consignment of silver in the amount of $12.0 million which expires in December 2009.

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

Allowance for Losses on Receivables

The Company provides for the impairment of receivables due to customer bankruptcies or other financial situations. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. The Company estimates the allowances on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables determined by reference to past default experiences.

During the three and nine months ended September 30, 2009, the Company recorded losses on receivables related to customer bankruptcies of $397 and $2,757, respectively. The Company continues to monitor the performance of its customers and adjusts provisions to the allowance for losses on receivables as required.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated (near Campinas) from 1972 to 1987. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Sensata Technologies Brazil is the successor in interest to TI Brazil. However, in accordance with the terms of the Purchase Agreement, TI retained these liabilities and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. TI is defending these lawsuits, which are in early stages. No amounts have been accrued at September 30, 2009. These matters are managed and controlled by TI. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above.

Control Devices Incorporated (“CDI”), a wholly-owned subsidiary of STI acquired through its acquisition of FTAS, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The Company does not expect the costs to comply with the post-closure license to be material, and has accrued $0.2 million as of September 30, 2009.

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $7.0 million at September 30, 2009 for various litigation and claims, including the matters described below.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

At September 30, 2009, Sensata was party to 29 lawsuits in which plaintiffs allege defects in a type of switch manufactured that was part of a cruise control deactivation system alleged to have caused fires in vehicles manufactured by Ford Motor Company. Between 1999 and 2007, Ford issued six separate recalls of vehicles, amounting in aggregate to approximately ten million vehicles, containing this cruise control deactivation system and Sensata’s switch. On October 13, 2009, Ford announced its seventh recall involving an additional 4.5 million vehicles. In 2001, Sensata received a demand from Ford for reimbursement for all costs related to their first recall in 1999, a demand that Sensata rejected and that Ford has not subsequently pursued, nor has Ford made subsequent demands related to the additional recalls that followed. In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a final report to its investigation that first opened in 2004 which found that the cause of the fire incidents were system-related factors and not Sensata’s switch. On October 14, 2009, NHTSA issued a closing report associated with the recent recall which slightly modified the findings of the 2006 report but continued to emphasize system factors. During fiscal year 2008, Sensata/TI settled all then outstanding wrongful death cases related to this claim for amounts that did not have a material effect on the Company’s financial conditions or results of operations. As of September 30, 2009, there are no open wrongful death cases related to this matter. Sensata has included a reserve in its financial statements in relation to these third party actions in the amount of $0.7 million as of September 30, 2009. There can be no assurance that this reserve will be sufficient to cover the extent of potential liability from related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition.

On January 28, 2009, a significant customer filed a lawsuit against TI and Sensata Technologies, Inc. alleging defects in certain products that are incorporated into certain of the customer’s refrigerators. The lawsuit is very similar to one previously filed in 2005 and dismissed without prejudice in 2008. TI and Sensata have answered that lawsuit and, additionally filed a separate lawsuit against the customer. By letter dated February 11, 2009, TI elected pursuant to the Asset and Share Purchase Agreement (“ASPA”) to become the controlling party in the lawsuit and intends to actively defend the litigation on the behalf of TI and the Company. On March 10, 2009, the Consumer Products Safety Commission in cooperation with the customer, announced the voluntary recall of approximately 1.6 million refrigerators. Possible liabilities arising with the litigation could have a material adverse effect on the Company’s financial condition and its results of operations. Although the Company contests certain of the customer’s allegations, the Company believes that a loss is probable and, recognized a loss reserve during the year ended December 31, 2008.

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

A large automotive customer, a European vehicle original equipment manufacturer group, has alleged defects in certain of the Company’s products installed in the customer’s vehicles. The customer first brought the claim in 2008 related to costs of replacing sensors in the amount of Euro 8.1 million. The customer recently expanded their costs to Euro 24.0 million. The Company contests the customer’s allegations and does not believe that a loss is probable.

Certain European small appliance customers have made claims, and in one instance filed a lawsuit, alleging defects in one of the Company’s electro-mechanical controls products. One customer has conducted a recall of their products, and two customers have reported several third party fire incidents. The lawsuit alleges damages

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

amounting to Euro 1.8 million, and the other claims aggregate to a similar amount. The Company contests the customers’ allegations and does not believe that a loss is probable.

A Chinese telecommunications equipment customer has informed the Company that it is planning a field replacement campaign for power supply products containing Sensata circuit breakers. The customer has alleged defects in the Company’s products, which are sold through distribution to two power supply subcontractors. The customer estimates that its field replacement campaign costs will be $6.0 million. The Company contests the customer’s allegations and does not believe that a loss is probable.

16. Financial Instruments

The carrying value and fair values of financial instruments at September 30, 2009 and December 31, 2008 are presented in the following table:

	September 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$198,152	$198,152	$77,716	$77,716
Trade receivables	184,849	184,849	145,759	145,759
Commodity forward contracts	1,525	1,525	554	554
Interest rate cap	2,050	2,050	—	—

Liabilities
Senior secured term loans	$1,480,079	$1,272,813	$1,473,915	$611,043
Senior Notes and Senior Subordinated Notes	797,460	643,606	969,749	337,565
Revolving credit facility	100,000	100,000	25,000	19,569
Interest rate collars	10,533	10,533	4,221	4,221
Interest rate swap	4,496	4,496	6,585	6,585

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

Fair Value Hierarchy

ASC 820 establishes a framework for measuring fair value in accordance with U.S. GAAP and expands disclosures about fair value measurements. ASC 820 emphasizes that fair value is a market-based measure which should be evaluated based on applicable assumptions for pricing an asset or liability as well as consideration of ongoing performance. ASC 820 clarifies that a fair value measurement for a liability should reflect the risk that the obligation will not be fulfilled (i.e., non-performance risk). A reporting entity’s credit risk is a component of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

the non-performance risk associated with its obligations and, therefore, should be considered in measuring fair value of its liabilities. Effective January 1, 2008, the Company adopted reporting requirements for financial assets and financial liabilities and effective January 1, 2009, the Company adopted similar provisions for nonfinancial assets and nonfinancial liabilities. This adoption did not have a material effect on the Company’s financial position or results of operations.

The Company’s financial assets and financial liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC 820. The levels of the fair value hierarchy are described below:

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

Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance— September 30, 2009
Assets
Commodity forward contracts	$—	$1,525	$—	$1,525
Interest rate cap	—	2,050	—	2,050

Total	$—	$3,575	$—	$3,575

Liabilities
Interest rate collars	$—	$10,533	$—	$10,533
Interest rate swap	—	4,496	—	4,496

Total	$—	$15,029	$—	$15,029

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of September 30, 2009.

Measured on a Non-Recurring Basis.

For assets and liabilities measured on a non-recurring basis during the period, ASC 820 requires quantitative disclosures about the fair value measurements separately for each major category.

In March 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the condensed consolidated statement of operations (see Note 7 for further discussion) to reduce its book value to its implied fair value.

The Interconnection assets itemized below were measured at fair value on a non-recurring basis during the three months ended March 31, 2009 using an income approach:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite-lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	$—	$—	$13,971	$(19,867)

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued amendments to guidance that is now codified as ASC 815 which amended and expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit risk related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge on the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though hedge accounting does not apply or the Company elects not to apply hedge accounting under ASC 815.

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2009, such derivatives were used to hedge the variable cash flows associated with existing variable-rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. During the three and nine months ended September 30, 2009, the Company recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable-rate debt. As of September 30, 2009, the Company estimates that an additional $12,852 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2010.

As of September 30, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$145.0	July 27, 2006	January 27, 2011	3 Month LIBOR	5.377%
Interest Rate Collars	€245.0	July 28, 2008	April 27, 2011	3 Month Euribor	3.55% - 4.40%
Interest Rate Cap	€100.0	March 5, 2009	April 29, 2013	3 Month Euribor	5.00%
Interest Rate Cap	$600.0	March 5, 2009	April 29, 2013	3 Month LIBOR	5.00%

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Commodity Risk

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, the Company recognizes the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain / (loss) and other, net.

The table below presents the volume of Company’s commodity derivatives by type of commodity as of September 30, 2009:

	Notional	Forward Price
Silver	98,394 troy oz	$10.45
Gold	384 troy oz	$832.30
Nickel	34,947 pounds	$4.48
Copper	257,100 pounds	$1.42

Financial Instrument Presentation

The table below presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of September 30, 2009.

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate cap	Other assets	$2,050		$—
Interest rate collars		—	Other long-term liabilities	10,533
Interest rate swap		—	Other long-term liabilities	4,496

Total		$2,050		$15,029

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$1,525		$—

Total		$1,525		$—

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The following table outlines the components of accumulated other comprehensive loss at September 30, 2009 related to the Company’s derivatives.

Unrealized loss on derivative instruments
Balance at December 31, 2008	$(10,806)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(14,202)
Amount of loss reclassified into interest expense	10,413

Balance at September 30, 2009	$(14,595)

The tables below present the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statements of operations for the three months ended September 30, 2009.

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other comprehensive loss on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Products	$(3,821)	Interest expense	$(4,281)	NA	NA

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Commodity forward contracts	Currency translation gain /(loss) and other, net	$775

The tables below present the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statements of operations for the nine months ended September 30, 2009.

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other comprehensive loss on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Products	$(14,202)	Interest expense	$(10,413)	NA	NA

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Commodity forward contracts	Currency translation gain /(loss) and other, net	$2,412

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

As of September 30, 2009, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $18,948. The Company has not posted any collateral related to these agreements. If the Company breached any of these provisions it would be required to settle its obligations under the agreements at their termination value of $18,948.

17. Currency Translation (Loss) / Gain and Other

Currency translation (loss) / gain and other consists of the following:

	For the three months ended		For the nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Currency translation (loss) / gain on debt	$(34,984)	$113,112	$(28,482)	$29,227
Currency translation gain / (loss) on net monetary assets	1,543	(3,943)	2,193	(1,667)
Gain on repurchases of outstanding Senior and Senior Subordinated Notes	—	—	120,123	—
Gain / (loss) on commodity forward contracts	775	(1,825)	2,412	(161)
Gain / (loss) on assets held for sale	17	—	(1,661)	(684)
Other	(479)	49	(464)	776

	$(33,128)	$107,393	$94,121	$27,491

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of the depreciation and all of the amortization expenses associated with assets recorded in connection with the Sensata, FTAS and Airpax Acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. These corporate costs are separately stated below and include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The sensors segment is a manufacturer of pressure, force and other sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as heating, ventilation and air-conditioning systems. During the three months ended June 30, 2009, as a result of changes in the manner in which the Company operates its business, the Company reclassified the portion of the Airpax business involving magnetic pickup technology sensing products from the controls business segment to the sensors business segment. Prior period amounts presented herein have been reclassified to conform to current period presentation.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

The tables below present information about reported segments for the three and nine months ended September 30, 2009 and 2008, respectively.

	For the three months ended
	September 30, 2009	September 30, 2008
Net revenue:
Sensors	$182,222	$222,990
Controls	120,246	138,015

Total net revenue	$302,468	$361,005

Segment operating income (as defined above):
Sensors	$57,227	$57,859
Controls	39,022	30,179

Total segment operating income	96,249	88,038
Corporate and other	(21,436)	(15,047)
Restructuring	(4,495)	(2,487)
Amortization of intangible assets and capitalized software	(38,094)	(37,421)

Profit from operations	32,224	33,083
Interest expense	(36,540)	(49,454)
Interest income	68	459
Currency translation (loss) / gain and other, net	(33,128)	107,393

(Loss) / income from continuing operations before income taxes	$(37,376)	$91,481

	For the nine months ended
	September 30, 2009	September 30, 2008
Net revenue:
Sensors	$470,244	$707,105
Controls	326,611	447,965

Total net revenue	$796,855	$1,155,070

Segment operating income (as defined above):
Sensors	$125,854	$180,546
Controls	90,578	107,032

Total segment operating income	216,432	287,578
Corporate and other	(48,266)	(66,922)
Impairment of goodwill and intangible assets	(19,867)	—
Restructuring	(18,033)	(7,692)
Amortization of intangible assets and capitalized software	(115,060)	(110,838)

Profit from operations	15,206	102,126
Interest expense	(115,373)	(151,137)
Interest income	471	1,024
Currency translation gain and other, net	94,121	27,491

Loss from continuing operations before income taxes	$(5,575)	$(20,496)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

19. Supplemental Guarantor Condensed Consolidating Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 11 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In July 2008, the Company issued Senior Subordinated Notes subject to the same guarantees, as described below. The Senior Notes and the outstanding Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S., (with the exception of those subsidiaries acquired in the FTAS Acquisition) and certain subsidiaries in the following non-U.S. jurisdictions: the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, as described in Note 11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of September 30, 2009 and December 31, 2008, the unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2009 and 2008 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2009 and 2008, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

Intercompany profits from the sale of inventory between the Company’s Non-Guarantor subsidiaries and the Company’s Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor unaudited Condensed Consolidating Statements of Operations, and are eliminated to arrive at the Sensata unaudited Condensed Consolidated Statements of Operations. It is Sensata’s policy to expense intercompany profit margin through cost of revenue when an intercompany sale occurs. Therefore, in the unaudited Condensed Consolidating Balance Sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s legal entities.

Certain reclassifications have been made to prior period amounts to conform to current year presentations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

September 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$28,047	$155,759	$14,346	$—	$198,152
Accounts receivable, net of allowances	—	171,174	13,675	—	184,849
Intercompany accounts receivable	316,872	380,741	105,306	(802,919)	—
Inventories	—	84,401	20,324	—	104,725
Deferred income tax assets	—	14,255	226	—	14,481
Prepaid expenses and other current assets	1,728	10,795	3,597	—	16,120
Assets held for sale	—	—	238	—	238

Total current assets	346,647	817,125	157,712	(802,919)	518,565
Property, plant and equipment, net	—	183,847	48,227	—	232,074
Goodwill	—	1,447,704	82,866	—	1,530,570
Other intangible assets, net	—	873,746	29,668	—	903,414
Investment in subsidiaries	600,367	60,393	—	(660,760)	—
Advances to subsidiaries	2,206,337	—	—	(2,206,337)	—
Other assets	45,057	4,623	11,623	—	61,303

Total assets	$3,198,408	$3,387,438	$330,096	$(3,670,016)	$3,245,926

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$115,292	$2,352	$106	$—	$117,750
Accounts payable	121	77,788	20,757	—	98,666
Accrued expenses and other current liabilities	26,558	54,363	24,268	—	105,189
Intercompany liabilities	351,196	382,615	69,108	(802,919)	—
Accrued profit sharing	—	465	25	—	490

Total current liabilities	493,167	517,583	114,264	(802,919)	322,095
Pension and post-retirement benefit obligations	—	52,127	821	—	52,948
Capital lease and other financing obligations, less current portion	—	39,408	920	—	40,328
Long-term intercompany liabilities	—	2,183,505	22,832	(2,206,337)	—
Long-term debt, less current portion	2,262,247	—	—	—	2,262,247
Other long-term liabilities	47,538	130,035	23,910	—	201,483
Commitments and contingencies

Total liabilities	2,802,952	2,922,658	162,747	(3,009,256)	2,879,101
Shareholder’s equity
Shareholder’s equity	395,456	464,780	167,349	(660,760)	366,825

Total liabilities and shareholder’s equity	$3,198,408	$3,387,438	$330,096	$(3,670,016)	$3,245,926

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$285,737	$59,046	$(42,315)	$302,468
Operating costs and expenses:
Cost of revenue	—	186,780	46,443	(42,315)	190,908
Research and development	—	3,546	23	—	3,569
Selling, general and administrative	1,863	63,914	5,495	—	71,272
Restructuring	—	3,257	1,238	—	4,495

Total operating costs and expenses	1,863	257,497	53,199	(42,315)	270,244

(Loss) / profit from operations	(1,863)	28,240	5,847	—	32,224
Interest income / (expense), net	9,841	(45,744)	(569)	—	(36,472)
Currency translation (loss) / gain and other, net	(34,558)	16,914	(15,484)	—	(33,128)

Loss before income taxes and equity in losses of subsidiaries	(26,580)	(590)	(10,206)	—	(37,376)
Equity in losses of subsidiaries	(10,796)	(18,318)	—	29,114	—
Provision for income taxes	16,648	13,831	2,859	(16,690)	16,648

Net loss	$(54,024)	$(32,739)	$(13,065)	$45,804	$(54,024)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$340,544	$60,383	$(39,922)	$361,005
Operating costs and expenses:
Cost of revenue	—	231,366	49,926	(39,922)	241,370
Research and development	—	9,957	185	—	10,142
Selling, general and administrative	2,219	61,864	9,840	—	73,923
Restructuring	—	1,612	875	—	2,487

Total operating costs and expenses	2,219	304,799	60,826	(39,922)	327,922

(Loss) / profit from operations	(2,219)	35,745	(443)	—	33,083
Interest expense, net	(5,231)	(42,911)	(853)	—	(48,995)
Currency translation gain / (loss) and other, net	109,191	(8,417)	6,619	—	107,393

Income / (loss) before income taxes and equity in earnings of subsidiaries	101,741	(15,583)	5,323	—	91,481
Equity in losses of subsidiaries	(10,260)	(2,102)	—	12,362	—
Provision for income taxes	16,613	19,467	2,489	(21,956)	16,613

Income / (loss) from continuing operations	74,868	(37,152)	2,834	34,318	74,868
Equity in loss from discontinued operations of subsidiaries	(2,333)	—	—	2,333	—
Loss from discontinued operations	—	(2,333)	—	—	(2,333)

Net income / (loss)	$72,535	$(39,485)	$2,834	$36,651	$72,535

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$745,849	$143,768	$(92,762)	$796,855
Operating costs and expenses:
Cost of revenue	—	494,865	119,051	(92,762)	521,154
Research and development	—	12,468	224	—	12,692
Selling, general and administrative	5,221	183,853	20,829	—	209,903
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	15,317	2,716	—	18,033

Total operating costs and expenses	5,221	726,370	142,820	(92,762)	781,649

(Loss) / profit from operations	(5,221)	19,479	948	—	15,206
Interest income / (expense), net	21,717	(135,091)	(1,528)	—	(114,902)
Currency translation gain / (loss) and other, net	92,490	15,187	(13,556)	—	94,121

Income / (loss) before income taxes and equity in losses of subsidiaries	108,986	(100,425)	(14,136)	—	(5,575)
Equity in losses of subsidiaries	(114,561)	(24,066)		138,627	—
Provision for income taxes	35,165	29,503	4,031	(33,534)	35,165

Loss from continuing operations	(40,740)	(153,994)	(18,167)	172,161	(40,740)
Equity in loss from discontinued operations of subsidiaries	(395)			395	—
Loss from discontinued operations	—	(395)	—	—	(395)

Net loss	$(41,135)	$(154,389)	$(18,167)	$172,556	$(41,135)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,095,666	$193,739	$(134,335)	$1,155,070
Operating costs and expenses:
Cost of revenue	—	747,325	161,355	(134,335)	774,345
Research and development	—	31,394	(33)	—	31,361
Selling, general and administrative	6,066	203,795	29,685	—	239,546
Restructuring	—	5,612	2,080	—	7,692

Total operating costs and expenses	6,066	988,126	193,087	(134,335)	1,052,944

(Loss) / profit from operations	(6,066)	107,540	652	—	102,126
Interest expense, net	(18,893)	(128,824)	(2,396)	—	(150,113)
Currency translation gain / (loss) and other, net	26,319	(15,463)	16,635	—	27,491

Income / (loss) before income taxes and equity in losses of subsidiaries	1,360	(36,747)	14,891	—	(20,496)
Equity in losses of subsidiaries	(21,856)	(3,624)		25,480	—
Provision for income taxes	52,225	48,175	7,058	(55,233)	52,225

Income / (loss) from continuing operations	(72,721)	(88,546)	7,833	80,713	(72,721)
Equity in loss from discontinued operations of subsidiaries	(9,566)	—	—	9,566	—
Loss from discontinued operations	—	(9,566)	—	—	(9,566)

Net income / (loss)	$(82,287)	$(98,112)	$7,833	$90,279	$(82,287)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(42,368)	$164,406	$6,247	$—	$128,285
Net cash used in operating activities from discontinued operations	—	(403)	—	—	(403)

Net cash (used in) / provided by operating activities	(42,368)	164,003	6,247	—	127,882
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(9,703)	(1,824)	—	(11,527)
Proceeds on sale of assets	—	—	525	—	525
Purchase of debt securities of Issuer	—	(40,698)	—	40,698	—
Dividends received by Issuer	4,222	—	—	(4,222)	—

Net cash provided by / (used in) investing activities from continuing operations	4,222	(50,401)	(1,299)	36,476	(11,002)
Net cash provided by financing activities from discontinued operations	—	372	—	—	372

Net cash provided by / (used in) investing activities	4,222	(50,029)	(1,299)	36,476	(10,630)
Cash flows from financing activities:
Dividend to parent	(133)	—	—	—	(133)
Advances to shareholder	(25)	—	—	—	(25)
Proceeds from revolving credit facility, net	75,000	—	—	—	75,000
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(4,160)	—	—	—	(4,160)
Payments to repurchase Senior and Senior Subordinated Notes	(16,544)	—	—	(40,698)	(57,242)
Payments on capitalized lease and other financing obligations	—	(3,131)	—	—	(3,131)
Dividends paid to Issuer	—	(3,280)	(942)	4,222	—

Net cash provided by / (used in) financing activities	47,013	(6,411)	(942)	(36,476)	3,184

Net change in cash and cash equivalents	8,867	107,563	4,006	—	120,436
Cash and cash equivalents, beginning of period	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of period	$28,047	$155,759	$14,346	$—	$198,152

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by / (used in) operating activities from continuing operations	$68,400	$32,506	$6,879	$—	$107,785
Net cash used in operating activities from discontinued operations	—	(9,441)	—	—	(9,441)

Net cash provided by / (used in) operating activities	68,400	23,065	6,879	—	98,344
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(25,333)	(4,771)	—	(30,104)
Proceeds from sales of assets	—	2,002	286	—	2,288
Acquisition of Airpax business, net of cash received	—	175	—	—	175
Dividend received by Issuer	1,185	—	—	(1,185)	—

Net cash provided by / (used in) investing activities from continuing operations	1,185	(23,156)	(4,485)	(1,185)	(27,641)
Net cash used in investing activities from discontinued operations	—	(190)	—	—	(190)

Net cash provided by / (used in) investing activities	1,185	(23,346)	(4,485)	(1,185)	(27,831)
Cash flows from financing activities:
Proceeds from financing obligations	—	12,597	—	—	12,597
Proceeds from revolving credit facility	—	25,000	—	—	25,000
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(4,572)	—	—	—	(4,572)
Payments on debt issuance costs	(5,211)	—	—	—	(5,211)
Payments on capitalized lease and other financing obligations	—	(830)	—	—	(830)
Dividends paid to Issuer	—	(1,185)	—	1,185	—

Net cash (used in) / provided by financing activities	(16,908)	35,582	—	1,185	19,859

Net change in cash and cash equivalents	52,677	35,301	2,394	—	90,372
Cash and cash equivalents, beginning of period	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of period	$68,267	$67,742	$14,420	$—	$150,429

20. Subsequent Events

In accordance with ASC 855, the Company has evaluated events through the issuance of these condensed consolidated financial statements which occurred on November 13, 2009 and concluded that no events or transactions have occurred or are pending that would have a material effect on the financial statements as of September 30, 2009, except for the Ford recall described in Note 15, or are of such significance that would require mention as a subsequent event in order to make them not misleading regarding the financial position, results of operations or cash flows of the Company.

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

	For the three months ended
	September 30, 2009		September 30, 2008
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$182.2	60.2%	$223.0	61.8%
Controls	120.2	39.8	138.0	38.2

Net revenue	302.5	100.0	361.0	100.0
Operating costs and expenses:
Cost of revenue	190.9	63.1	241.4	66.9
Research and development	3.6	1.2	10.1	2.8
Selling, general and administrative	71.3	23.6	73.9	20.5
Restructuring	4.5	1.5	2.5	0.7

Total operating costs and expenses	270.2	89.3	327.9	90.8

Profit from operations	32.2	10.7	33.1	9.2
Interest expense	(36.5)	(12.1)	(49.5)	(13.7)
Interest income	0.1	0.0	0.5	0.1
Currency translation (loss) / gain and other, net	(33.1)	(11.0)	107.4	29.7

(Loss) / income from continuing operations before taxes	(37.4)	(12.4)	91.5	25.3
Provision for income taxes	16.6	5.5	16.6	4.6

(Loss) / income from continuing operations	(54.0)	(17.9)	74.9	20.7
Loss from discontinued operations, net of tax of $0	—	—	(2.3)	(0.6)

Net (loss) / income	$(54.0)	(17.9)%	$72.5	20.1%

	For the nine months ended
	September 30, 2009		September 30, 2008
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$470.2	59.0%	$707.1	61.2%
Controls	326.6	41.0	448.0	38.8

Net revenue	796.9	100.0	1,155.1	100.0
Operating costs and expenses:
Cost of revenue	521.2	65.4	774.3	67.0
Research and development	12.7	1.6	31.4	2.7
Selling, general and administrative	209.9	26.3	239.5	20.7
Impairment of goodwill and intangible assets	19.9	2.5	—	—
Restructuring	18.0	2.3	7.7	0.7

Total operating costs and expenses	781.6	98.1	1,052.9	91.2

Profit from operations	15.2	1.9	102.1	8.8
Interest expense	(115.4)	(14.5)	(151.1)	(13.1)
Interest income	0.5	0.1	1.0	0.1
Currency translation gain and other, net	94.1	11.8	27.5	2.4

(Loss) from continuing operations before taxes	(5.6)	(0.7)	(20.5)	(1.8)
Provision for income taxes	35.2	4.4	52.2	4.5

(Loss) from continuing operations	(40.7)	(5.1)	(72.7)	(6.3)
Loss from discontinued operations, net of tax of $0	(0.4)	(0.0)	(9.6)	(0.8)

Net (loss)	$(41.1)	(5.2)%	$(82.3)	(7.1)%

Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

Net revenue. Net revenue for the three months ended September 30, 2009 decreased $58.5 million, or 16.2%, to $302.5 million from $361.0 million for the three months ended September 30, 2008. Net revenue decreased 14.7% due to a reduction in volume, and 1.5% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to the Euro exchange rate, and pricing. The decrease in sales volumes when compared to the same period in fiscal year 2008 results from the global economic crisis that began during the second half of fiscal year 2008 which affected many of our customers across a variety of end-markets throughout our business. However, the decrease in sales volume was partially mitigated by government incentive programs, such as the “Car Allowance Rebate System” in the U.S. and the “New Countryside Initiative” in China.

Sensors business segment net revenue for the three months ended September 30, 2009 decreased $40.8 million, or 18.3%, to $182.2 million from $223.0 million for the three months ended September 30, 2008. Sensors net revenue decreased 16.1% due to lower volumes, and 2.2% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end-market.

Controls business segment net revenue for the three months ended September 30, 2009 decreased $17.8 million, or 12.9%, to $120.2 million from $138.0 million for the three months ended September 30, 2008. Controls net revenue decreased 12.4% due to lower volumes and 0.5% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as HVAC, lighting and appliances.

Cost of revenue. Cost of revenue for the three months ended September 30, 2009 and 2008 was $190.9 million and $241.4 million, respectively. Cost of revenue decreased primarily due to lower revenue and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and continuing into fiscal year 2009. The cost savings initiatives were taken to minimize the impact of lower sales. Depreciation expense for the three months ended September 30, 2009 and 2008 was $12.0 million and $11.4 million, respectively, of which $11.2 million and $10.4 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue for the three months ended September 30, 2009 and 2008 was 63.1% and 66.9%, respectively. Cost of revenue as a percentage of net revenue decreased primarily due to the cost savings initiatives described above.

Research and development expense. Research and development (“R&D”) expense for the three months ended September 30, 2009 and 2008 was $3.6 million and $10.1 million, respectively. R&D expense as a percentage of net revenue for the three months ended September 30, 2009 and 2008 was 1.2% and 2.8%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and other cost reduction activities.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended September 30, 2009 and 2008 was $71.3 million and $73.9 million, respectively. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended September 30, 2009 and 2008 was $38.1 million and $37.4 million, respectively. Selling, general and administrative expenses decreased primarily due to the cost savings resulting from the restructuring activities which were implemented during the second half of 2008 and early 2009. Selling, general and administrative expense as a percentage of net revenue for the three months ended September 30, 2009 and 2008 was 23.6% and 20.5%, respectively. Selling, general and administrative expense as a percentage of net revenue increased primarily due to the decline in revenue coupled with the fixed nature of selling, general and administrative costs, specifically our amortization costs which totaled 12.6% and 10.4% of revenue, respectively, for the three months ended September 30, 2009 and 2008.

Restructuring. Restructuring expense for the three months ended September 30, 2009 and 2008 was $4.5 million and $2.5 million, respectively. During the second half of fiscal year 2008, we implemented several restructuring activities in order to reduce costs given the decline in our net revenues. The restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. We continued with these restructuring activities during fiscal year 2009. These restructuring activities are referred to as the “2008 Plan.” The restructuring charge of $4.5 million relates to activities associated with the 2008 Plan and consists of $1.1 million related to severance and $3.4 million related to pension settlement, curtailment and other related charges.

Interest expense. Interest expense for the three months ended September 30, 2009 and 2008 was $36.5 million and $49.5 million, respectively. Interest expense for the three months ended September 30, 2009 consists primarily of interest expense of $28.5 million on our outstanding debt, amortization of the deferred financing costs of $2.3 million, $4.1 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations.

Interest expense for the three months ended September 30, 2008 consists primarily of interest expense of $44.3 million on our outstanding debt, amortization of the deferred financing costs of $2.4 million, $1.3 million of interest associated with our outstanding derivative instruments, and $0.9 million of interest associated with our capital lease and other financing obligations.

The decrease in interest expense associated with our outstanding debt is attributed to lower outstanding debt balances at September 30, 2009 resulting from the repurchases of debt completed during the three months ended June 30, 2009 and the decrease in the LIBOR and Euribor rates. This decrease was partially offset by higher interest paid on our outstanding derivative instruments.

Interest income. Interest income for the three months ended September 30, 2009 and 2008 was $0.1 million and $0.5 million, respectively.

Currency translation (loss) / gain and other, net. Currency translation (loss) / gain and other, net for the three months ended September 30, 2009 and 2008 was $(33.1) million and $107.4 million, respectively. Currency translation (loss) / gain and other, net for the three months ended September 30, 2009 consists primarily of the currency losses resulting from the re-measurement of our foreign currency denominated debt which totaled $(35.0) million, net currency gain due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $1.5 million, and a net gain of $0.8 million associated with our commodity forward contracts.

Currency translation (loss) / gain and other, net for the three months ended September 30, 2008 consists primarily of the currency gains resulting from the re-measurement of our foreign currency denominated debt which totaled $113.1 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $(3.9) million, and a net loss of $(1.8) million associated with our commodity forward contracts.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2009 and 2008 totaled $16.6 million and $16.6 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax-deductible goodwill.

Nine Months Ended September 30, 2009 Compared to the Nine Months Ended September 30, 2008

Net revenue. Net revenue for the nine months ended September 30, 2009 decreased $358.2 million, or 31.0%, to $796.9 million from $1,155.1 million for the nine months ended September 30, 2008. Net revenue decreased 28.4% due to a reduction in volume, and 2.6% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to the Euro exchange rate, and pricing. However, the decrease in sales volume was partially mitigated by government incentive programs, such as the “Car Allowance Rebate System” in the U.S. and the “New Countryside Initiative” in China.

Sensors business segment net revenue for the nine months ended September 30, 2009 decreased $236.9 million, or 33.5%, to $470.2 million from $707.1 million for the nine months ended September 30, 2008. Sensors net revenue decreased 29.7% due to lower volumes, and 3.8% due to unfavorable foreign exchange rates and pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end-market which began during the second half of fiscal year 2008 and has continued during fiscal year 2009.

Controls business segment net revenue for the nine months ended September 30, 2009 decreased $121.4 million, or 27.1%, to $326.6 million from $448.0 million for the nine months ended September 30, 2008. Controls net revenue decreased 26.4% due to lower volumes and 0.7% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as HVAC, lighting and appliances, which began during the second half of fiscal year 2008 and has continued during fiscal year 2009.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2009 and 2008 was $521.2 million and $774.3 million, respectively. Cost of revenue decreased primarily due to lower revenue and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and continuing into fiscal year 2009. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $34.0 million and $40.1 million, respectively, of which $31.2 million and $37.5 million was included in cost of revenue. Cost of revenue as a percentage of net revenue for the nine months ended September 30, 2009 and 2008 was 65.4% and 67.0%, respectively. Cost of revenue as a percentage of net revenue decreased due primarily to the cost saving initiatives described above.

Research and development expense. R&D expense for the nine months ended September 30, 2009 and 2008 was $12.7 million and $31.4 million, respectively. R&D expense as a percentage of net revenue for the nine months ended September 30, 2009 and 2008 was 1.6% and 2.7%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and other cost reduction activities.

Selling, general and administrative expense. Selling, general and administrative expense for the nine months ended September 30, 2009 and 2008 was $209.9 million and $239.5 million, respectively. Amortization expense associated with definite-lived intangible assets and capitalized software for the nine months ended September 30, 2009 and 2008 was $115.1 million and $110.8 million, respectively. Selling, general and administrative expenses decreased primarily due to the cost savings resulting from the restructuring activities which were implemented during the second half of 2008. Selling, general and administrative expense as a percentage of net revenue for the nine months ended September 30, 2009 and 2008 was 26.3% and 20.7%, respectively. Selling, general and administrative expense as a percentage of net revenue increased primarily due to the decline in revenue coupled with the fixed nature of selling, general and administrative costs, specifically our amortization costs which totaled 14.4% and 9.6% of revenue for the nine months ended September 30, 2009 and 2008, respectively.

Impairment of goodwill and intangible assets. During the three months ended March 31, 2009, we performed a review of goodwill and definite-lived intangible assets for potential impairment. As a result of this analysis, we determined that goodwill and definite-lived intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge of $19.9 million, of which $5.3 million related to goodwill and $14.6 million related to definite-lived intangible assets. We attribute the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the three months ended March 31, 2009.

We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit included management’s forecast of revenue and earnings, the long-term expected growth rate for the reporting unit, the discount rate, and management’s forecast of capital expenditures and required working capital investment. Our revenue and earnings forecasts for this business depend on many factors, including our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets. At March 31, 2009, subsequent to the impairment charge of $19.9 million recognized during the three months ended March 31, 2009, the fair value of the Interconnection reporting unit exceeded its carrying value, inclusive of deferred tax liabilities allocated to the reporting unit, by $1.0 million or 7.1%.

During the three months ended June 30, 2009 and September 30, 2009, we did not test the Interconnection reporting unit for impairment as we believed there were no longer any indicators of impairment. However, we believe that it is possible that the Interconnection reporting unit could fail a future “step 1” impairment test under ASC 350. At September 30, 2009 there was $3.3 million of goodwill allocated to the Interconnection reporting unit.

Restructuring. Restructuring expense for the nine months ended September 30, 2009 and 2008 was $18.0 million and $7.7 million, respectively. Beginning in the second half of fiscal year 2008 and continuing into fiscal year 2009, we implemented several restructuring activities in order to reduce costs given the decline in our net revenues. The restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. We continued with these restructuring activities during the nine months ended September 30, 2009. These restructuring activities are referred to as the “2008 Plan.” The restructuring charge of $18.0 million for the nine months ended September 30, 2009 relates to activities associated with the 2008 Plan and consists of $12.7 million related to severance, $4.7 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other exit costs. The total cost of the 2008 Plan is expected to be $41.4 million, of which $41.0 million has been incurred to date.

Interest expense. Interest expense for the nine months ended September 30, 2009 and 2008 was $115.4 million and $151.1 million, respectively. Interest expense for the nine months ended September 30, 2009 consists primarily of interest expense of $93.3 million on our outstanding debt, amortization of the deferred financing costs of $6.8 million, $10.4 million of interest associated with our outstanding derivative instruments, and $2.8 million of interest associated with our capital lease and other financing obligations.

Interest expense for the nine months ended September 30, 2008 consists primarily of interest expense of $134.6 million on our outstanding debt, amortization of the deferred financing costs of $8.2 million, $4.0 million of interest associated with our outstanding derivative instruments, and $2.4 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense associated with our outstanding debt is primarily attributed to lower outstanding debt balances at September 30, 2009 resulting from the repurchases of debt completed during the three months ended June 30, 2009 and the decrease in the LIBOR and Euribor rates. The increase in interest expense associated with our outstanding derivatives is primarily due to the decrease in the LIBOR and Euribor rates.

Interest income. Interest income for the nine months ended September 30, 2009 and 2008 was $0.5 million and $1.0 million, respectively.

Currency translation gain / (loss) and other, net. Currency translation gain / (loss) and other, net for the nine months ended September 30, 2009 and 2008 was $94.1 million and $27.5 million, respectively. Currency translation gain / (loss) and other, net for the nine months ended September 30, 2009 consists primarily of the gain resulting from the extinguishment of debt of $120.1 million, currency losses resulting from the re-measurement of our foreign currency denominated debt which totaled $(28.5) million, net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $2.2 million, and a net gain of $2.4 million associated with our commodity forward contracts. Currency translation gain / (loss) and other, net for the nine months ended September 30, 2009 also includes a $(1.6) million impairment loss associated with our manufacturing facilities classified as held for sale.

Currency translation gain / (loss) and other, net for the nine months ended September 30, 2008 consists primarily of the currency gain resulting from the re-measurement of our foreign currency denominated debt, which totaled $29.2 million, net currency losses due to the re-measurement of net-monetary assets denominated in foreign currencies which totaled $(1.7) million, losses of $(0.2) million associated with our commodity forward contracts, and a $(0.7) million impairment loss associated with one of our manufacturing facilities classified as held for sale.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2009 and 2008 totaled $35.2 million and $52.2 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill. Several factors contributed to the decrease in our income tax provision for the nine months ending September 30, 2009 as compared to the nine months ending September 30, 2008 including the composition of income and loss among jurisdictions, year to date earnings and a tax benefit related to the goodwill impairment recorded during the three months ended March 31, 2009.

Liquidity and Capital Resources

Cash Flows:

The following table summarizes the primary sources and uses of cash during the nine months ended September 30, 2009 and 2008:

	For the nine months ended
(Amounts in millions)	September 30, 2009	September 30, 2008
Net cash provided by / (used in):
Operating activities:
Continuing operations:
Net income / (loss) adjusted for non-cash items	$73.1	$92.9
Changes in operating assets and liabilities	55.2	14.9

Continuing operations	128.3	107.8
Discontinued operations	(0.4)	(9.4)

Operating activities	127.9	98.3
Investing activities:
Continuing operations	(11.0)	(27.6)
Discontinued operations	0.4	(0.2)

Investing activities	(10.6)	(27.8)
Financing activities	3.2	19.9

Net change	$120.4	$90.4

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2009 totaled $127.9 million compared to $98.3 million for the nine months ended September 30, 2008. Changes in operating assets and liabilities for the nine months ended September 30, 2009 and 2008 totaled $55.2 million and $14.9 million, respectively. The most significant components to the change in operating assets and liabilities of $55.2 million for the nine months ended September 30, 2009 was an increase in accounts payable and accrued expenses of $44.8 million and a decrease in inventories of $34.5 million, offset by an increase in accounts receivable of $39.1 million. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60 day payment terms. The increase in account receivable was due to higher sales due in part to improved conditions from government incentive programs, such as the “Car Allowance Rebate System” in the U.S. and the “New Countryside Initiative” in China. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenues during the fourth quarter of fiscal year 2008.

The most significant components to the change in operating assets and liabilities of $14.9 million for the nine months ended September 30, 2008 was a decrease in accounts receivable of $7.8 million, which is due to seasonality in the business, a decrease in inventories of $4.6 million, and an increase in income taxes payable of $7.6 million. These were partially offset by a decrease in accounts payable and accrued expenses of $5.7 million.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2009 totaled $10.6 million compared to $27.8 million for the nine months ended September 30, 2008. Net cash used in investing activities during the nine months ended September 30, 2009 and 2008 consisted of capital expenditures partially offset by the sale of assets. Capital expenditures during the nine months ended September 30, 2009 and 2008 totaled $11.5 million and $30.1 million, respectively. Cash received from the sale of assets during the nine months ended September 30, 2009 and 2008 totaled $0.5 million and $2.3 million, respectively.

In fiscal year 2009, we anticipate spending approximately $15.0 million to $20.0 million on capital expenditures. We believe the nature of capital spending projected for 2009 to be largely maintenance and routine in nature. Capital expenditures will be funded with cash flows from operations.

Financing activities. Net cash provided by financing activities for the nine months ended September 30, 2009 totaled $3.2 million compared to $19.9 million for the nine months ended September 30, 2008. Net cash provided by financing activities during the nine months ended September 30, 2009 consisted primarily of net proceeds of $75.0 million from the revolving credit facility offset by payments to purchase outstanding debt of $57.2 million in addition to principal payments totaling $11.3 million on our U.S. dollar term loan and Euro term loan facilities. At September 30, 2009, we borrowed $100.0 million under the revolving credit facility to ensure we had sufficient cash reserves given the heightened volatility and uncertainty in the economy and the financial distress that many of our customers and suppliers are facing. At this time, we expect to continue to borrow under the revolving credit facility at the end of each quarter. Although our bank group is required to provide the funds to us when and if we provide notice of our intent to draw under the revolving credit facility, there are no assurances that the bank group will actually provide the financing to us in a timely manner, if at all. Net cash provided by financing activities during the nine months ended September 30, 2008 consisted primarily of net proceeds of $25.0 million from the revolving credit facility and proceeds of $12.6 million from the financing arrangement associated with our facility in Malaysia, partially offset by principal payments totaling $11.7 million on our U.S. dollar term loan and Euro term loan facilities and debt issuance costs of $5.2 million.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of September 30, 2009, we had $2,420.3 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

The Senior Secured Credit Facility includes a $150.0 million revolving credit facility. As of September 30, 2009, after adjusting for letters of credit with an aggregate value of $19.4 million and $100.0 million in borrowings against the revolving credit facility, we had $30.6 million of borrowing capacity available under the revolving credit facility. At September 30, 2009, no amounts had been drawn against these outstanding letters of credit. On October 5, 2009, we repaid the outstanding balance of $100.0 million of the revolving credit facility and the borrowing capacity available under our revolving credit facility increased to $130.6 million.

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

A summary of our indebtedness is as follows:

(Dollars in thousands)	Weighted- Average Interest Rate	Outstanding balance as of September 30, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.97%	$919,125
Senior secured term loan facility (Euro 385.4 million)	3.82%	560,954
Revolving credit facility	4.25%	100,000
Senior Notes (denominated in U.S. dollars)	8.00%	340,006
Senior Subordinated Notes (Euro 177.3 million)	9.00%	258,064
Senior Subordinated Notes (Euro 137.0 million)	11.25%	199,390
Less: current portion		(115,292)

Long-term debt, less current portion		$2,262,247

Capital lease and other financing obligations	8.53%	$42,786
Less: current portion		(2,458)

Long-term portion of capital lease and other financing obligations		$40,328

On March 3, 2009, we announced the commencement of two separate cash tender offers related to our 8% Senior Notes due 2014 (“Dollar Notes”) and our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014, (together the “Euro Notes”). These cash tender offers settled during the three months ended June 30, 2009. The aggregate principal amount of the Dollar Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was Euro 72.1 million, representing approximately 19.6% of the outstanding Euro Notes. The Euro Tender Offer was oversubscribed and Sensata accepted for purchase a pro rata portion of the Euro Notes tendered. The aggregate principal amount accepted for repurchase totaled Euro 44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00) representing approximately 12.0% of the outstanding Euro Notes. We paid $50.7 million ($40.7 million for the Dollar Notes and Euro 7.6 million for the Euro Notes) to settle the Tender Offers and retire the debt on April 1, 2009.

In addition, during the three months ended June 30, 2009, we agreed to purchase certain 9% Euro Notes having a principal value of Euro 10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). We paid $5.1 million (Euro 3.6 million) to settle the transaction and retired the debt on May 25, 2009.

In conjunction with these transactions, during the three months ended June 30, 2009, we wrote off debt issuance costs of $5.3 million and recorded a gain in Currency translation gain / (loss) and other, net of $120.1 million.

The fair value of our interest rate swap and interest rate collars at September 30, 2009 was $(4.5) million and $(10.5) million, respectively, and at December 31, 2008 was $(6.6) million and $(4.2) million, respectively. The change in the fair values is primarily due to changes in the LIBOR-rate and Euribor-rate yield curves during the period. During the three months ended March 31, 2009, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro denominated term loans. The terms of the interest rate caps are as follows:

Current Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Index	Cap
€100.0 to 50.0	Amortizing	March 5, 2009	April 29, 2013	3-month Euribor	5.00%
$600.0 to 100.0	Amortizing	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

The fair value of the interest rate caps at September 30, 2009 was $2.1 million.

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

In addition to macroeconomic factors, our ability to raise additional financing and its borrowing costs may be impacted by short and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of November 2, 2009, Moody’s Investors Service’s corporate credit rating for the Company was Caa2 with negative outlook and Standard and Poor’s corporate credit rating for the Company was CCC+ with stable outlook.

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

At September 30, 2009, we were in compliance with all of these covenants and default provisions. During the three months ended September 30, 2009, we updated our financial forecasts for the following four quarters through September 30, 2010. Our forecasts indicate that we will be in compliance with our debt covenants through September 30, 2010. However, given the on-going weak global economic environment and the financial distress that many of our customers and suppliers are facing, we may not be able to achieve these forecasts. If we do not meet our forecast, we believe there are other actions we can take to maintain compliance with our debt covenants, including restructuring activities to further reduce costs, requesting an equity contribution from our Sponsors and negotiating with our bank group for an amendment to our credit and other debt agreements. We can make no assurances of our ability to accomplish any of these or other actions as many of them are not within our direct control. For more information on our indebtedness and related covenants and default provisions, see Note 11 in our Annual Report on Form 10-K for the year ended December 31, 2008 and Item IA, Risk Factors, in Part II of this Form 10-Q.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in the fiscal years beginning on or after June 15, 2010. Early application is permitted. We are currently evaluating the potential impact, if any, the adoption of ASU 2009-13 will have on our financial position or results of operations.

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities under Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the first interim or annual reporting period commencing after August 27, 2009, which is October 1, 2009 for us.

We are currently evaluating the potential impact, if any, the adoption of ASU 2009-05 will have on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for us, with early adoption prohibited. We do not expect its adoption to have a material effect on our financial position or results of operations.

In December 2008, the FASB issued guidance now codified as ASC Topic 715, Compensation – Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plan enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. The guidance shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. We do not expect its adoption to have a material effect on our financial position or results of operations.

We adopted the following accounting standards during fiscal year 2009:

In June 2009, the FASB issued guidance now codified as ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. generally accepted accounting principles (“U.S. GAAP”). ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual reporting periods ending after September 15, 2009. We adopted ASC 105 in our interim reporting for the period ended September 30, 2009. The adoption of ASC 105 is for disclosure purposes only and did not have any effect on our financial condition or results of operations.

In May 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. We adopted these amendments within our interim reporting for the period ended June 30, 2009 and have included the required disclosure in Note 20. The adoption of ASC 855 did not have a material effect on our financial condition or results of operations.

In April 2009, the FASB issued guidance now codified as ASC 820. ASC 820 removes leasing transactions and related guidance from its scope. These amendments delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for us. We adopted these amendments on January 1, 2009. The adoption did not have a material impact on our financial position or results of operations. In addition, ASC 820 provides further guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820 includes disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, and shall be applied prospectively, with early adoption permitted. We adopted these amendments in our interim reporting for the period ended June 30, 2009. The adoption did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued guidance now codified as ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires disclosure about the fair value on financial instruments for interim reporting periods as well as in annual financial statements and provides guidance for disclosure of financial information on the fair value of all financial instruments, with the related carrying amount, in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amounts are classified within the statement of financial position. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, with early adoption permitted, and do not require disclosures for earlier periods presented for comparative purposes at adoption. We adopted these amendments in our interim reporting for the period ended June 30, 2009 and have included the required disclosures in Note 16.

In April 2008, the FASB issued guidance now codified as ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible assets. The intent of these amendments is to improve the consistency between the useful life of a recognized intangible asset under ASC 350 and the period of expected cash flows used to measure the fair value of the asset in accordance with ASC 350 and other U.S. GAAP authoritative literature. These amendments shall be applied prospectively to all intangible assets acquired after its effective date. We adopted these amendments effective January 1, 2009. The adoption did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued guidance now codified as ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. We adopted these amendments on January 1, 2009 on a prospective basis and have included the required disclosures in Note 16.

In December 2007, the FASB issued guidance now codified as ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under ASC 805. ASC 805 also changes the definition of a business to exclude consideration of certain resulting outputs used to generate revenue. ASC 805 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for us, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We adopted ASC 805 on January 1, 2009. The adoption did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued guidance now codified as ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. The amendments are effective for fiscal years beginning on or after December 15, 2008, or January 1, 2009 for us, and were adopted by us on January 1, 2009 on a prospective basis. The adoption did not have a material effect on our financial position or results of operations.

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

There have been no material changes to the matters discussed in Part I, Item 3 – Legal Proceedings in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 or its quarterly filings on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I, Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 or its quarterly filings on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information

In September 2009, the Board of Directors and shareholders of Sensata Technologies Holding B.V. (the “Parent”) amended the First Amended and Restated 2006 Sensata Technologies Holding B.V. Management Option Plan (the “Plan”) to increase the number of shares reserved for issuance under the Plan and to change the vesting rules by eliminating the Tranche 3 performance level requirement and measuring option performance vesting solely by the Tranche 2 level. In effect, Tranche 3 awards were converted to Tranche 2 awards. A copy of the amendment is included as Exhibit 10.1.

In addition, the Parent granted new option awards to a limited number of Sensata Technologies (the “Company”) employees. Included in this group of recipients are three of the Company’s Named Executive Officers. Thomas Wroe received a grant of 225,000 options, Jeffrey Cote received a grant of 250,000 options, and Martha Sullivan received a grant of 200,000 options. Each of these options was issued with an exercise price of $7.00. The new option awards are subject only to Tranche 1 time vesting. These new grants vest 20% per year over five years from the date of grant.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 13, 2009

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
(Thomas Wroe)
Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote)
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Hureau
(Robert Hureau)
Vice President and Chief Accounting Officer (Principal Accounting Officer)