Form 10-K
period 2009-12-31
Sensata Technologies B.V.
filed 2010-01-28
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public trading market for the registrant’s equity securities.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of January 1, 2010, 180 shares of common stock were outstanding.

PART I

ITEM 1.	BUSINESS

Introduction

In addition to historical facts, this annual report contains forward-looking statements. Forward-looking statements are merely our current predictions of future events. These statements are inherently uncertain, and actual events could differ materially from our predictions. Important factors that could cause actual events to vary from our predictions include those discussed in this annual report as Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 1A, “Risk Factors.” We assume no obligation to update our forward-looking statements to reflect new information or developments. We urge readers to review carefully the risk factors described in this annual report and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov. Additional information about us is available at our principal Internet address, www.sensata.com.

The Company

The reporting company is Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”), a private company with limited liability incorporated under the laws of the Netherlands. Sensata is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct wholly-owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and Parent is a direct wholly-owned subsidiary of Sensata Investment Company S.C.A. Parent and Sensata are companies established by funds associated with Bain Capital Partners, LLC (“Bain Capital”) to facilitate the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”).

Unless the context otherwise indicates, as used in this report, the terms “we,” “us,” “our,” the “Company” and similar terms mean (a) the S&C business for periods prior to April 27, 2006 (inception) and (b) Sensata and its consolidated subsidiaries for periods on and after April 27, 2006 (inception).

On April 27, 2006 (inception), investment funds associated with Bain Capital and Unitas Capital (formerly known as CCMP Capital Asia Ltd.) (collectively referred to on a combined basis as the “Sponsors”) completed the acquisition of S&C for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “2006 Acquisition”) pursuant to an Asset and Stock Purchase Agreement (the “Purchase Agreement”) dated as of January 8, 2006. We refer to the 2006 Acquisition, together with related transactions entered into to finance the cash consideration for the 2006 Acquisition and to pay related transaction fees and expenses, as the “Transaction.” As a result of the Transaction, the Sponsors indirectly own 99% of the issued and outstanding ordinary shares of Sensata.

Sensata was incorporated in the Netherlands in 2005 and currently conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in Brazil, China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been previously engaged in the sensors and controls business. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

The “Successor” periods refer to the period from April 27, 2006 (inception) to December 31, 2006 and the years ended December 31, 2007, 2008 and 2009, and the “Predecessor” periods refer to the year ended December 31, 2005 and the period from January 1, 2006 to April 26, 2006.

Overview

Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission- critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly, as well as the proliferation of, and increasing use of sensors and controls in, electronic applications. In addition, our long-standing position in emerging markets, including our 14-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia and the Dominican Republic.

Our sensors are customized devices that translate a physical phenomenon such as force or position into electronic signals that microprocessors or computer-based control systems can act upon. Our controls are customized devices embedded within systems to protect them from excessive heat or current. Underlying these sensors and controls are core technology platforms—thermal and magnetic-hydraulic circuit protection, micro electromechanical systems, ceramic capacitance or capacitive and monosilicon strain gages—that we leverage across multiple products and applications, enabling us to optimize our research, development and engineering investments and achieve economies of scale.

Our primary products include pressure sensors, force sensors, position sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized and innovative solutions for specific customer requirements, or applications, across the appliance, automotive, HVAC, industrial, aerospace, defense, data/telecom, and other end-markets. We have long-standing relationships with a geographically diverse base of leading global OEMs and other multi-national companies. Our largest end-customers for each of our segments within each of our principal operating regions of the Americas, Asia Pacific and Europe include, in alphabetical order: A.O. Smith, Arcelic, Askol, Continental, Danfoss, Emerson, Ford, GM, Honda, Huawei, Peugeot, Renault-Nissan, Samsung Electronics, Volkswagen and Whirlpool.

We develop products that address increasingly complex engineering requirements by investing substantially in research, development and application engineering. By locating our global engineering team in close proximity to key customers in regional business centers, we are exposed to many development opportunities at an early stage and work closely with our customers to deliver the required solutions. Systems development by our customers typically requires significant multi-year investment for certification and qualification, which are often government or customer mandated. We believe the capital commitment and time required for this process significantly increases the switching costs once a customer has designed and installed a particular sensor or control into a system.

We are a global business with a diverse revenue mix by geography, customer and end-market and have significant operations around the world. Our subsidiaries located in the Americas, Europe and the Asia Pacific region generated 45%, 27% and 28%, respectively, of our net revenue for fiscal year 2009. Our largest customer accounted for approximately 7% of our net revenue for fiscal year 2009. Our net revenue for fiscal year 2009 was derived from the following end-markets: 22% from European automotive, 15% from appliances and HVAC, 16% from North American automotive, 14% from industrial, 14% from Asia and rest of world automotive, 5% from heavy vehicle off-road and 14% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

We have a history of innovation dating back to our origins and operated as a part of Texas Instruments from 1959 until we were acquired as a result of the 2006 Acquisition. We then expanded our operations in part through the acquisitions of First Technology Automotive and Special Products, or “First Technology Automotive,” in December 2006 and Airpax Holdings, Inc., or “Airpax,” in July 2007.

Competitive Strengths

We believe we have a number of competitive strengths that differentiate us from our competitors. These include:

Leading positions in high-growth segments. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, product performance and quality, and competitive cost structure. We have selectively chosen to compete in growing applications and geographies. We believe increased regulation of safety and emissions, a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features are driving sensor growth rates exceeding underlying end-market demand in many of our key markets, and will continue to offer us significant growth opportunities.

Innovative, highly-engineered products for mission-critical applications. Most of our products are highly-engineered, critical components in complex systems that are essential to the proper functioning of the product in which they are integrated. Our products are differentiated by their performance, reliability and level of customization, which are critical factors in customer selection. We leverage our core technology platforms across multiple applications supported by approximately 400 patents and engineering expertise, allowing us to cost-effectively develop products that are customized for each application in which they are incorporated. For example, we used our core pressure sensing technology portfolio to develop a pressure sensor specifically designed for a fire suppression system in a military application. Our global engineering team, consisting of approximately 1,000 full-time team members located close to customers, enables us to identify many opportunities at an early stage and to work closely with customers to efficiently deliver solutions they require.

Long-standing local presence in key emerging markets. We believe that our long-standing local presence in key emerging markets such as China, India and Brazil provides us with significant growth opportunities. Our net revenue from sales in emerging markets grew at a 11% compounded annual growth rate from 2005 to 2009. Our sales into these markets represented approximately 22% of our net revenue for fiscal year 2009. We have been present in China since 1995 and currently have two high volume manufacturing facilities located in Baoying and Changzhou. As an early market entrant in China, we established a leading position serving multinationals with local manufacturing operations in China. We believe we have developed strong relationships with local customers and suppliers based on our local manufacturing and sales presence, track record of performance and brand portfolio. We believe the Klixon brand, part of our controls business since 1927, distinguishes us in the motor controls sector where recognition of global corporate brands is limited. We believe the brand has been an important driver of success with larger Chinese companies who are seeking to build their international sales presence. We have built a local engineering and sales team in China to develop localized technology solutions and continue to build our presence with both multinational and local companies.

Collaborative, long-term relationships with diversified customer base. We have long-standing relationships with a diverse base of leading global OEMs and other multi-national companies across the appliance, automotive, HVAC, industrial, aerospace, defense and other end-markets. We have worked with our top 25 customers for an average of 22 years. Our established customer relationships span multiple levels of the organization from executives to engineers. As a result of the long development lead times and embedded nature of our products, we collaborate closely with our customers throughout the design and development phase of their products. We believe that our broad product portfolio and global reach reduce our dependence on any particular market or customer.

High switching costs. The technology-driven, highly-customized and integrated nature of our products requires customers to invest heavily in certification and qualification over a one- to three-year period to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. In addition, our products are often relatively low-cost components integrated into mission-critical applications for high-value systems. As a result, many of our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. New suppliers seeking to provide replacement components generally must demonstrate a long track record of reliability, performance and quality control, as well as the scale and resources to support the customer’s product evolution.

Attractive cost structure with scale advantage and low-cost footprint. We believe that our global scale and cost-focused approach have provided us with an attractive cost position within our industry. We currently manufacture approximately 800 million devices per year, with 85% of our production in low-cost countries including China, Mexico, Malaysia and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high volume applications enables us to provide our customers with highly customized products at a relatively low-cost as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements and ongoing productivity-enhancing initiatives. Over the past ten years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the United States, Australia, Canada, Italy, Japan, Korea and the Netherlands to lower-cost countries including China, Mexico, Malaysia, and the Dominican Republic. We continue to increase our use of local suppliers based in these lower-cost locations. The employment of manufacturing best practices and process controls has yielded consistent productivity gains and improvements in operating margins for our business since 2003.

Operating model with high cash generation and significant revenue visibility. We believe our strong customer value proposition and cost structure enable us to generate attractive operating margins and return on capital. Over the last five completed fiscal years, our aggregate capital expenditures represented approximately 3% of our aggregate net revenue. We believe that our current manufacturing base offers significant capacity to support higher revenue levels. We have a low effective cash tax rate due to amortization of intangible assets resulting from our carve-out from Texas Instruments in the 2006 Acquisition and other tax benefits derived from our operating and capital structure, including tax holidays in China and Malaysia, operations in a Dominican Republic tax free zone, favorable tax status in Mexico and the Dutch participation exemption, which permits the tax-free movement of funds between Dutch entities and foreign entities within the same corporate group. In addition, we believe that our business provides us with significant visibility into new business opportunities based on product development cycles that are typically more than one year, our ability to win design awards (i.e., new “sockets” for our sensors and controls) in advance of system roll-outs and commercialization, and our lengthy product life cycles. Additionally, customer order cycles typically provide us with visibility into more than a majority of our expected quarterly revenue at the start of each quarter.

Experienced management team. Our senior management team has significant collective experience both within our business and in working together managing our business. Our CEO, COO and other members of our senior management team have been employed by our company and its predecessor, the S&C business of Texas Instruments, for the majority of their careers. Our current management team oversaw the carve-out of our business from Texas Instruments and the expansion of our business through both organic growth and acquisitions.

Growth Strategy

We intend to enhance our position as a leading provider of customized, innovative sensors and controls on a global basis. The key elements of our growth strategy include:

Continue product innovation and expansion. We believe our solutions help satisfy the world’s need for safety, energy efficiency and a clean environment, as well as address the demand associated with the proliferation of electronic applications in everyday life. We expect to continue to address our customers’ increased demand for sensor and control solutions with our technology and engineering expertise. We leverage our various core technology platforms across many different products and applications to maximize the impact of our research, development and engineering investments and increase economies of scale. We intend to continue to collaborate closely with customers to improve our current line of products incorporated into our customers’ products and to identify and develop new technologies and products that can be incorporated into our customers’ products at an early stage of the development process. In addition, we intend to focus on new applications that will help us secure new business and drive long-term growth. New applications for sensors typically provide an opportunity to define a leading application technology in collaboration with our customers. Our strategy is to target new applications early in the development cycle by leveraging our strong customer relationships, engineering expertise and attractive cost position.

Expand our presence in significant emerging markets. We believe emerging markets such as China, India and Brazil represent substantial, rapidly growing opportunities. A growing middle class and rapid industrialization are creating significant demand for electric motors, consumer conveniences (such as appliances), automobiles and communication infrastructure. Our broad mix of sensor and control applications utilized in a variety of products and end-markets enables us to participate from the early stages of economic growth, typically characterized by rapid adoption of basic household durables, to later stages of economic growth, typically involving more rapid penetration of automobiles and other consumer conveniences into everyday life. We believe our substantial manufacturing presence and capacity in China provides us with a significant opportunity for future growth. We intend to continue investing in local engineering and sales talent across key emerging markets to build our presence with both multinational and local OEMs.

Broaden customer relationships. We seek to differentiate ourselves from our competitors through superior product reliability, performance and service. We believe that this focus has strengthened our relationships with our existing customers and provided us the experience and market exposure to attract new customers. We also believe our global presence and investments in application engineering and support create competitive advantages in serving multinational and local companies. The continued establishment of business centers near our customers’ facilities and continued close collaboration with our customers’ engineering staffs are key components of this strategy.

Extend low-cost advantage. We intend to continue to focus on managing our costs and increasing our productivity. These ongoing efforts have included migrating our manufacturing to low-cost regions, transforming the supply chain to low-cost sourcing and aggressively pursuing ongoing productivity improvements. We will continue to strive to significantly reduce materials and manufacturing costs for key products by focusing on our design-driven cost initiatives. We will also continue to locate our people and processes in the most strategic, cost-effective regions. As we develop new applications, we intend to continue to leverage our core technology platforms to give us economies of scale advantage in manufacturing and in our research, development and engineering investments.

Recruit, retain, and develop talent globally. We intend to continue to recruit, develop and retain a highly educated, technically sophisticated and globally dispersed workforce. Those in senior management roles have broad experience in managing global businesses. Our strategy leadership team has over 150 years of combined experience with our global businesses. Other senior managers bring global experience, subject matter expertise and an outside perspective which has contributed to our success. We will continue to utilize our extensive network for our global recruiting, including university, community and employee referral programs to introduce our brand and values to prospective employees. We will continue to utilize our formal Integrated Talent Management Program to emphasize learning and development activities focusing on each employee’s particular skill set, including their technical and leadership capabilities. We will continue to engage in extensive market-based research to align our compensation and benefits programs with employee performance and to remain competitive with industry benchmarks.

Pursue strategic acquisitions to extend leadership and leverage global platform. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our leadership across global end-markets and applications, realize operational value from our global low-cost footprint, and deliver the right technology solutions for emerging markets. We believe we have a track record of success in acquiring and integrating businesses. Our acquisition of the First Technology business in December 2006 added steering position, twilight sensors, fuel cut-off switches and glass bottle thermal protectors to our portfolio of products. Our acquisition of Airpax, in July 2007 further strengthened our customer positions in electrical protection and sensor solutions for the telecommunication, data network, military and mobile power markets. We intend to continue to seek acquisitions that will present attractive risk-adjusted returns and significant value-creation opportunities.

History

We can trace our origins back to businesses that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments from 1959 until we were acquired as a result of the 2006 Acquisition. On April 27, 2006 (inception), S&C Purchase Corp., a company owned by affiliates of Bain Capital, completed the acquisition of the S&C business from Texas Instruments for an aggregate purchase price of $3.0 billion plus fees and expenses. The acquisition was effected through a number of our subsidiaries that collectively purchased the assets and assumed the liabilities being transferred in the 2006 Acquisition.

On December 19, 2006, we acquired First Technology Automotive from Honeywell International Inc. for $88.5 million plus fees and expenses. First Technology Automotive designs, develops and manufactures automotive sensors (cabin comfort and safety and stability controls), electromechanical control devices (circuit breakers and thermal protectors), and crash switch devices. First Technology Automotive’s products are sold to automotive OEMs, Tier I automotive suppliers, large vehicle and off-road OEMs, and industrial manufacturers. We believe that the First Technology Automotive acquisition enhanced existing customer relationships and our motor protector and circuit breaker product offerings.

On March 14, 2007, we acquired SMaL Camera, the automotive imaging unit of Cypress Semiconductor Corporation, for approximately $11.4 million plus fees and expenses. SMaL Camera provides cameras and camera subsystems to automotive advanced driver assistance systems. We believed that the acquisition of SMaL Camera accelerated the time to market in the vision business, and built camera and imager expertise and credibility.

On July 27, 2007, we acquired Airpax for approximately $277.3 million, including fees and expenses. We believe the acquisition of Airpax provided us with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications, and further secured our position as a leading designer and manufacturer of sensing and electrical protection solutions for the industrial, heating, ventilation, air-conditioning, military and mobile markets. The acquisition also added new products such as power inverters and expanded our customer end-markets to include growing network power applications where customers value high reliability and differentiated performance.

On April 30, 2009, we completed the sale of the automotive vision sensing business, which included the assets and operations of SMaL Camera. Our decision to sell this business was driven by the economic climate, slower than expected demand for these products and the expectation that our OEM customers will internally develop the software associated with this business.

Sensors Business

Overview

We are a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches and position and force sensors. Our sensors business accounted for approximately 60.4% of our net revenue for fiscal year 2009. Our sensors are used in a wide variety of applications, including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle off-road applications. We derive most of our sensor revenue from the sale of medium and high-pressure sensors, and we believe that we are one of the largest suppliers of sensors in each of the key applications in which we compete. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which, we believe, helps to protect us against shifts in market share between different OEMs.

Sensors Industry

Sensors are customized devices that translate physical phenomenon into electronic signals for use by microprocessors or computer-based control systems. Based on a report prepared by Global Industry Analysts, we believe that the global sensor industry in 2007 generated sales in excess of $49 billion. The market is characterized by a broad range of products and applications across a diverse set of end-markets. We believe large OEMs and other multi-national companies are increasingly demanding a global presence to supply sensors on their key global platforms.

Automotive Sensors

Revenue from the global automotive end-market, which includes applications in powertrain, air-conditioning and chassis control is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth prior to 2008, and are expected to increase as the current recession subsides. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater fuel efficiency and consumer demand for new applications. For example, governments have mandated sensor intensive advanced braking systems in both Europe and the United States. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.

Based on a report prepared by Strategy Analytics, we believe sales of automotive sensors in North America, Europe, Japan, South Korea and China generated approximately $10.4 billion of revenue in 2008 and are expected to grow at a compound annual rate of 4.5% from 2008 to 2013. Where demand for automotive sensors is driven primarily by the increase in the number of sensors per vehicle, as well as by the level of global vehicle sales, we believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage.

As reported by J.D. Power and Associates, global light vehicle sales saw continuous quarterly expansion from 2002 to 2007. This expansion came to a halt during fiscal year 2008. Global economic conditions translated into lower demand and an overall decline in automotive production by approximately 13% globally in 2009. In the mature markets, the decline was higher; for example, U.S. light vehicle production declined to 5.6 million units, down 34.4% from 8.5 million units in 2008. Western Europe light vehicle production declined 19.0% from 14.6 million units in 2008. Japan’s light vehicle production declined 31.3% from 11.0 million units in 2008. J.D. Power and Associates forecasts the industry will strengthen in 2010 with an estimated 8.5% increase in global light vehicle production. Global light vehicle production expanded on a quarterly basis for the second and third quarters of 2009. Over the long-term, many third-party forecasters expect global auto demand to continue expanding based on population growth and increased usage of cars in emerging markets.

The automotive sensors market is characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and OEM or the Tier 1 supplier. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive manufacturers once a sensor is designed-in, and, we believe is one of the reasons that sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, our experience has been that OEMs and Tier 1 suppliers tend to work with suppliers that have a long track record of quality and on-time delivery, and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors, giving participants with a presence in this end-market significant scale advantages over those participating only in smaller, more niche industrial and medical markets.

Commercial and Industrial Sensors

Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, engines (for example, generators), heavy vehicle off-road and general industrial products (for example, fire suppression products). We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market—regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the United States, for example, the EPA has mandated environmentally–friendly refrigerant use in all new HVAC equipment by 2010.

Based on a report prepared by VDC Research Group, we estimate that revenue for the global commercial and industrial pressure sensor markets generated $1.5 billion in revenue in 2008 and is expected to grow at a compound annual rate of 5.9% from 2008 to 2013. In addition, we believe based on that report that growth in commercial and industrial sensors is driven by growth in the underlying end-markets, which generally track the level of GDP, and greater usage of sensors within individual applications.

The current economic environment has resulted in lower spending for heavy vehicle off-road and general industrial products due to reduced spending in commercial development and commodity exploration, and slower growth in defense spending. This decline has been offset in part by consistent spending for HVAC products due to replacement or upgrades.

Sensor Products

We offer the following sensor products:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure Sensors	Air-conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive Heavy Vehicle Off-Road Marine Industrials

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Position Sensors	Transmission Steering	Automotive

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive

The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007
Pressure Sensors	$456,116	$553,722	$562,239
Pressure Switches	71,946	96,928	101,748
Position Sensors	26,062	39,273	31,892
Force Sensors	57,151	87,654	91,894
Other	73,817	89,809	94,702

Total	$685,092	$867,386	$882,475

Controls Business

Overview

We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection products. Our controls business accounted for approximately 39.6% of our net revenue for fiscal year 2009. We manufacture and market a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electrical HVAC controls, power inverters and precision switches and thermostats. Our controls are sold into industrial, aerospace, military, commercial and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are one of the largest suppliers of controls in each of the key applications in which we compete.

Our controls business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories Standards for Safety, have been written based on the performance and specifications of our controls products. We also have blanket approval from Underwriters’ Laboratories for many of our control products, so that customers can use Klixon products in the United States interchangeably, but are required to receive certification from Underwriters’ Laboratories for their own products if they decide to incorporate competitive motor protection offerings.

We attribute a substantial portion of our growth in this business to an expanded presence in Asia, particularly China. We are well-positioned to capture additional revenue from our multinational customers as they relocate manufacturing operations to China. We have been working to leverage this market position, with our brand recognition, to develop new relationships with a number of high-growth local Chinese manufacturers. We continue to focus on managing our costs and increasing our productivity in these lower-cost manufacturing regions.

Controls Industry

Controls are customized devices which protect equipment and electrical architecture from excessive heat or current. Our product line encompasses four categories of controls—bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection—each of which serves a highly diversified base of customers, end-markets, applications and geographies.

Bimetal Electromechanical Controls

Bimetal electromechanical controls include motor protectors, motor starters, thermostats and switches, each of which helps prevent damage from excessive heat or current. Our bimetal electromechanical controls business serves a diverse group of end-markets, including commercial and residential HVAC systems, lighting, refrigeration, industrial motors and household appliances, commercial and military aircraft. In the developed markets such as the United States, Europe and Japan, the demand for many of these products, and their respective applications, tends to track to the general economic environment, with historical growth moderately above increases in GDP. In the emerging markets, a growing middle class and rapid overall industrialization is creating significant growth for our control products in electric motors, consumer conveniences such as appliances and HVAC, and communication infrastructure. As an example, the China Countryside Initiative has established higher targets for penetration of household refrigerators and washing machines in rural households that we believe creates significant growth opportunities in China for our controls business.

Thermal and Magnetic-Hydraulic Circuit Breakers

Our circuit breaker portfolio includes customized magnetic-hydraulic circuit breakers and thermal circuit breakers, all of which help prevent damage from electrical or thermal overload. Our magnetic-hydraulic circuit breakers serve a broad spectrum of OEMs and other multi-national companies in the telecommunication, industrial, recreational vehicle, HVAC, refrigeration, marine, medical, information processing, electronic power supply, power generation, over-the-road trucking, construction, agricultural and alternative energy markets. We provide thermal circuit breakers to the commercial and military aircraft market. Although demand for these products tends to pace the general economic environment, demand in certain end-markets such as electrical protection for network power and critical, high-reliability mobile power applications is projected to exceed the growth of the general economic environment.

Power Inverters

Our power inverters products allow an electronic circuit to convert DC to AC. Power inverters are used mainly in applications where DC power, such as that stored in a battery, must be converted for use in an electrical device that runs on AC power (e.g., any electrical products that plug into a standard electrical outlet). Specific applications for power inverters include powering applications in utility/service trucks or recreational vehicles and providing power backup for critical applications such as traffic light signals and key business/computer systems. Demand for these products is driven by economic development, as well as growing interest in clean energy to replace generators, all of which increase demand for both portable and stationary power. As development slows, the demand for our products in these markets declines. The decline is mitigated by growing requirements to meet new energy efficient standards.

Interconnection

Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. The semiconductor industry experienced a decline throughout 2009 primarily due to high levels of inventory and rapidly changing technologies. However, we believe, based on information from IC Insights, that the semiconductor market will grow at a compound annual rate of approximately 12.3% from 2009 to 2013.

Controls Products

We offer the following controls products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal Electromechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military Heavy Vehicle Off-Road Marine/Industrial

Thermal and Magnetic-Hydraulic Circuit Breakers	Circuit protection	Commercial Aircraft Data Communications Telecommunications Computer Servers Heavy Vehicle Off-Road Marine/Industrial HVAC Military

Power Inverters	DC/AC motors	Heavy Vehicle Off-Road

Interconnection	Semiconductor testing	Semiconductor Manufacturing

The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007
Bimetal Electromechanical Controls	$298,476	$363,826	$380,717
Thermal and Magnetic-Hydraulic Circuit Breakers	113,855	142,112	83,648
Power Inverters	14,341	20,641	9,590
Interconnection	23,180	28,398	37,105
Other	—	292	9,719

Total	$449,852	$555,269	$520,779

Technology, Product Development and Intellectual Property

We employ various core technology platforms across many different product families and applications in an effort to maximize the impact of our research, development and engineering investments, to increase economies of scale and to leverage our technology-specific expertise across multiple product platforms. The technologies inherent in our sensors and controls products include bimetal discs, ceramic capacitive, monosilicon strain gage and micro electromechanical systems.

Our global engineering team consists of approximately 1,000 full-time team members dedicated to product research, development and engineering. These team members work closely with our customers to develop customized highly-engineered sensors, controls and other products to satisfy our customers’ needs. Our research, development and engineering investments enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. Our research, development and engineering investments include research and development costs and the costs of all our engineering-related activities, including costs related to customer-specific customization of our products.

We believe that continued focused investment in research, development and engineering activities are critical to our future growth and maintaining our leadership position. Our research, development and engineering efforts are directly related to timely development of new and enhanced products that are central to our core business strategy. We develop our technologies to meet an evolving set of customer requirements and new product introductions.

We operate a global network of business centers worldwide that allows us to develop new sensing technologies, improve existing technologies and customize our products to the particular needs of our customers. We coordinate our technology research, development and engineering efforts through Centers of Expertise that are designed to maintain a critical mass of intellectual capital in our core technologies and leverage that knowledge in our sensors and controls businesses.

We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent upon patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensors and controls products and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property in the acquisitions of First Technology Automotive and Airpax. We have continued to have issued to us, and to file for, additional U.S. and foreign patents since the 2006 Acquisition. As of December 31, 2009, we had approximately 196 U.S. and 190 foreign patents and approximately 25 U.S. and 180 foreign pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

The table below sets forth the number of our current U.S. patents that are scheduled to expire in the referenced periods.

For the years ending December 31,	# of Patents
2010-2014	40
2015-2019	72
2020-2024	61
2025-2028	23

The 40 U.S. patents that will expire between 2010 and 2014 include patents involving pressure sensors, motor controls, semiconductor burn-in-test sockets, thermostats, transmission position switches, temperature sensors, thermal circuit breakers, magnetic-hydraulic circuit breakers and power inverters. Since our core technology platforms, and most of our products, are mature, and our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents, we do not expect that the expiration of these patents will limit our ability to manufacture and sell such products or otherwise have a material adverse effect on our competitive position.

We utilize licensing arrangements with respect to some technology that we use in our sensor products and to a lesser extent, our control products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition that permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach. See Item 13, “Certain Relationships and Related Party Transactions—2006 Acquisitions Arrangements—Cross License Agreement.” We also have a material licensing arrangement with Measurement Specialties that enables us to manufacture the sensing elements used in our monosilicon strain gage pressure sensors. The initial term of this license ran until July 1, 2008 and has been subsequently renewed annually. We anticipate that it will continue to be renewed each year or other acceptable arrangements will be available to us with respect to this technology. This license can be terminated by either party in the event of uncured material breach.

Sales and Marketing

We believe that the integration of our sensors and controls products into our customers’ systems, as well as their long sales cycle and high initial investment required in customization and qualification, puts a premium on the ability of sales and marketing professionals to develop strong customer relationships and identify new business opportunities. To that end, our sales and marketing staff consists of an experienced, technically knowledgeable group of professionals with extensive knowledge of the end-markets and key applications for our sensors and controls.

Our sales team works closely with our dedicated research, development and engineering teams to identify products and solutions for both existing and potential customers. Our sales and marketing function within our business is organized into regions—America, Europe and Asia—but also organizes globally across all geographies according to market segments, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the markets we serve. In addition, in our controls business, we seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Sensata, Klixon, Airpax and Dimensions brands, in order to deepen our relationships with existing customers and develop new customers across all end-markets.

Customers

Our customer base in the sensors business includes a wide range of OEMs and Tier 1 suppliers in the automotive, industrial and commercial end-markets. Our customers in the controls business include a wide range of industrial and commercial OEMs and Tier 1 manufacturers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, datacomm, telecommunications and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers we rely on third-party distributors to sell our sensors and controls products. We have had relationships with our top ten customers for an average of 24 years.

The following table presents the top ten customers by net revenue for fiscal year 2009 for each of the sensors and controls businesses, set forth in alphabetical order:

Sensors	Controls
BMW	A.O. Smith
Chrysler Group	Emerson Electric
Continental	Flame Enterprises
Ford Motor Company	Giatek Corporation
General Motors	LG Group
Honda Motor Company	Peerless Electronics
Peugeot Citroen	Regal Beloit
Renault/Nissan	Robert Bosch GmbH
TRW Automotive	Samsung
Volkswagen	Whirlpool

The following table presents a summary of the percentage of net revenue by selected geographic regions, based on the location of the respective entities, for the years ended December 31, 2009, 2008 and 2007:

	Percentage of Revenue by Geographic Regions
	For the year ended December 31,
	2009	2008	2007
Geographic Region
Americas	45%	47%	49%
Europe	27	25	25
Asia Pacific	28	28	26

Total	100%	100%	100%

Competition

Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation which are in-house, or captive, providers, and Nagano Keiki Co., Ltd. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric.

Within each of the principal product categories in our controls business, we compete with divisions of large multi-national industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer have, in our experience, also increasingly become a basis for competition. We have additionally found, in our experience, that certain of the product categories have specific competitive factors. For example, in the thermal circuit breakers, thermostats and switches markets, strength of technology, quality and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by Underwriters’ Laboratories, a U.S.-based organization that issues safety standards for many electrical products used in the U.S., and similar organizations outside of the U.S., such as Verband der Elektrotechnik, Elektronik und Informationstechnik and TÜV Rheinland in Europe, China Compulsory Certification in China and Canadian Standards Association in Canada.

Our primary competitors in the basic alternating current motor protection market include Asian manufacturers Jiangsu Chengsheng Electric Appliance Company Ltd., ChwenDer Thermostat & Company Ltd., Wanbao Refrigeration Group Guangzhou Appliances Company Ltd., Hangzhou Star Shuaier Electric Appliance Co., Ltd., Ubukata Industries Co., Ltd. and Foshan TongBao Corporation Limited. Our competitors in the thermal circuit breaker, thermostat and switches markets include Cutler Hammer, a division of Eaton Corporation; and Crouzet, a division of Schneider Electric, in aircraft circuit breakers; Honeywell International Inc. in aircraft switches and thermostats; and Cooper Bussman, a division of Cooper Electric, in heavy and off-road thermal circuit breakers. Our competitors in magnetic-hydraulic circuit breaker markets include Carling Technologies, Circuit Breaker Industries, the Heinemann brand of Eaton Corporation and a growing number of smaller competitors primarily in Asia.

Employees

As of December 31, 2009, we had approximately 9,500 employees, approximately 10% of whom are located in the U.S. None of our employees are covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2009, we had approximately 1,600 contract workers on a worldwide basis. We believe that our relations with our employees are good.

Environmental Matters and Governmental Regulation

Our operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations. As of December 31, 2009, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings and competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2010 or 2011.

In 2001, Texas Instruments Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. Texas Instruments Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to Texas Instruments Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by Texas Instruments. Texas Instruments is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with Texas Instruments in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2009 or 2008.

Control Devices, Inc., a wholly-owned subsidiary of one of our U.S. operating subsidiaries acquired through our acquisition of the First Technology Automotive business, holds a post-closure license, along with GTE Operations Support, Inc., from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by Control Devices in Standish, Maine. The post-closure license obligates GTE Operations Support to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates Control Devices to maintain the property and provide access to GTE Operations Support. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE Operations Support retained liability and agreed to indemnify Control Devices for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and Control Devices and GTE Operations Support have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation, or “ITAR.” These products represent an immaterial portion of our revenues and we have not exported an ITAR-controlled product. However, if in the future we decide to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user and considers national security and foreign policy. The length of time involved in the licensing process varies, but is currently less than three weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.

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

Our products are sold to automobile manufacturers and manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, lighting, aerospace, telecommunications, power supply and generation and industrial markets, among others. These are global industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. This, in turn, affects overall demand and prices for our products sold to these industries. For example, the significant economic decline beginning in the fourth quarter of 2008 has resulted in a reduction in automotive production and in the sales of many of the other products manufactured by our customers that use our products, and has had an adverse effect on our results of operations. This negative outlook may continue into 2010. This may be more detrimental to us in comparison to our competitors due to our significant levels of debt. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

Continued pricing and other pressures from our customers may adversely affect our business.

Many of our customers, including automotive manufacturers and other industrial and commercial OEMs, have policies of seeking price reductions each year. Recently, many of the industries in which our products are sold have suffered from unfavorable pricing pressures in North America and Europe, which in turn has led manufacturers to seek price reductions from their suppliers. Our significant reliance on these industries subjects us to these and other similar pressures. If we are not able to offset continued price reductions through improved operating efficiencies and reduced expenditures, those price reductions may have a material adverse effect on our results of operations and cash flows. In addition, our customers occasionally require engineering, design or production changes. In some circumstances, we may be unable to cover the costs of these changes with price increases. Additionally, as our customers grow larger, they may increasingly require us to provide them with our products on an exclusive basis, which could cause an increase in the number of products we must carry and, consequently, increase our inventory levels and working capital requirements. Certain of our customers, particularly domestic automotive manufactures, are increasingly requiring their suppliers to agree to their standard purchasing terms without deviation as a condition to engage in future business transactions. As a result, we may find it difficult to enter into agreements with such customers on terms that are commercially reasonable to us.

Conditions in the automotive industry have had and may continue to have adverse effects on our results of operations.

Much of our business depends on and is directly affected by the global automobile industry. Sales to customers in the automotive industry accounted for approximately 52% of our total net revenue for fiscal year 2009. Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightening credit markets. Globally, many automakers and their suppliers are in financial distress. Continued adverse developments in the automotive industry, including but not limited to continued share declines in demand, customer bankruptcies and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.

Our ability to operate our business effectively could be impaired if we fail to attract and retain key personnel.

Our ability to operate our business and implement our strategies effectively depends, in part, on the efforts of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. In addition, the market for engineers and other individuals with the required technical expertise to succeed in our business is highly competitive and we may be unable to attract and retain qualified personnel to replace or succeed key employees should the need arise. During 2008 and 2009, we completed certain reductions in force at a number of our sites in order to align our business operations with current and projected economic conditions. Additional actions have occurred and may continue to occur during 2010. The loss of the services of any of our key employees or the failure to attract or retain other qualified personnel could have a material adverse effect on our business.

If we fail to maintain our existing relationships with our customers, our exposure to industry and customer specific demand fluctuations could increase and our revenue may decline as a result.

Our customers consist of a diverse base of OEMs across the automotive, HVAC, appliance, industrial, aerospace, defense and other end-markets in various geographic locations throughout the world. In the event that we fail to maintain our relationships with our existing customers and such failure increases our dependence on particular markets or customers, then our revenue would be exposed to greater industry and customer specific demand fluctuations, and could decline as a result.

We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses.

Our subsidiaries outside of the Americas generated approximately 55% of our net revenue for fiscal year 2009, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings.

A significant portion of our revenue and expenses and receivables and payables are denominated in currencies other than U.S. dollars. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation gain/(loss) and other, net. During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Conversely, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables through certain foreign legal systems, exposure to possible expropriation or other government actions, unsettled political conditions and possible terrorist attacks against American interests. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations.

Our businesses operate in markets that are highly competitive, and competitive pressures could require us to lower our prices or result in reduced demand for our products.

Our businesses operate in markets that are highly competitive, and we compete on the basis of product performance, quality, service and/or price across the industries and markets we serve. A significant element of our competitive strategy is to manufacture high-quality products at low-cost, particularly in markets where low-cost country-based suppliers, primarily China with respect to the controls business, have entered our markets or increased their sales in our markets by delivering products at low-cost to local OEMs. Some of our competitors have greater sales, assets and financial resources than we do. In addition, many of our competitors in the automotive sensors market are controlled by major OEMs or suppliers, limiting our access to certain customers. Many of our customers also rely on us as their sole source of supply for many of the products we have historically sold to them. These customers may choose to develop relationships with additional suppliers or elect to produce some or all of these products internally, in each case in order to reduce risk of delivery interruptions or as a means of extracting pricing concessions. Certain of our customers currently have, or may develop in the future, the capability of internally producing the products we sell to them and may compete with us with respect to those and other products with respect to other customers. For example, Robert Bosch GmbH, who is one of our largest customers with respect to our control products, also competes with us with respect to certain of our sensors products. Competitive pressures such as these, and others, could affect prices or customer demand for our products, negatively impacting our profit margins and/or resulting in a loss of market share.

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

As part of our ongoing cost containment program designed to align our operations with economic conditions, we have had to make, and will likely continue to make, adjustments to both the scope and breadth of our overall research and development program. Such actions may result in choices that could adversely affect our ability to either take advantage of emerging trends or to develop new technologies or make sufficient advancements to existing technologies.

We may not be able to protect our intellectual property, including our proprietary technology and the Sensata, Klixon, Airpax and Dimensions brands.

Our success depends to some degree on our ability to protect our intellectual property and to operate without infringing on the proprietary rights of third parties. If we fail to adequately protect our intellectual property, competitors may manufacture and market products similar to ours. We have sought and may continue from time to time to seek to protect our intellectual property rights through litigation. These efforts might be unsuccessful in protecting such rights and may adversely affect our financial performance and distract our management. We also cannot be sure that competitors will not challenge, invalidate or void the application of any existing or future patents that we receive or license. In addition, patent rights may not prevent our competitors from developing, using or selling products that are similar or functionally equivalent to our products. It is also possible that third parties may have or acquire licenses for other technology or designs that we may use or wish to use, so that we may need to acquire licenses to, or contest the validity of, such patents or trademarks of third parties. Such licenses may not be made available to us on acceptable terms, if at all, and we may not prevail in contesting the validity of third-party rights.

In addition to patent and trademark protection, we also protect trade secrets, know-how and other proprietary information, as well as brand names such as the Sensata, Klixon, Airpax and Dimensions brands under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

We may be subject to claims that our products or processes infringe the intellectual property rights of others, which may cause us to pay unexpected litigation costs or damages, modify our products or processes or prevent us from selling our products.

Third parties may claim that our processes and products infringe on their intellectual property rights. Whether or not these claims have merit, we may be subject to costly and time-consuming legal proceedings, and this could divert our management’s attention from operating our business. If these claims are successfully asserted against us, we could be required to pay substantial damages and could be prevented from selling some or all of our products. We may also be obligated to indemnify our business partners or customers in any such litigation. Furthermore, we may need to obtain licenses from these third parties or substantially reengineer or rename our products in order to avoid infringement. In addition, we might not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to reengineer or rename our products successfully. If we are prevented from selling some or all of our products, our sales could be materially adversely affected.

Increasing costs for manufactured components and raw materials may adversely affect our profitability.

We use a broad range of manufactured components and raw materials in the manufacture of our products, including silver, gold, nickel, aluminum and copper, which may experience significant volatility in their prices. We generally purchase raw materials at spot prices. We first entered into hedge arrangements in 2007 and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. GAAP. Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

We may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us.

We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty and recall claims could be material.

We may not be successful in recovering damages, including those associated with product liability and warranty and recall claims, from Texas Instruments under the terms of our acquisition agreement entered into with Texas Instruments in connection with the 2006 Acquisition.

Texas Instruments has agreed in the 2006 Acquisition to indemnify us for certain claims and litigation. Texas Instruments is not required to indemnify us for these claims until the aggregate amount of damages from such claims exceeds $30.0 million. If the aggregate amount of these claims exceeds $30.0 million, Texas Instruments is obligated to indemnify us for amounts in excess of the $30.0 million threshold. Texas Instruments’ indemnification obligation is capped at $300.0 million. Based on claims to date, we believe that the aggregate amount of damages from these claims will ultimately exceed $30.0 million. There can be no assurance that we will be successful in recovering amounts from Texas Instruments.

Our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations.

As of December 31, 2009, we had $2,300.8 million of outstanding indebtedness, including $1,468.1 million of indebtedness under our Senior Secured Credit Facility (excluding availability under our revolving credit facility and outstanding letters of credit), $790.8 million of outstanding Senior Notes and Senior Subordinated Notes and $41.9 million of capital lease and other financing obligations. We may also incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

•	make it more difficult for us to satisfy our debt obligations;

•	restrict us from making strategic acquisitions;

•

limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities, thereby placing us at a competitive disadvantage if our competitors are not as highly-leveraged;

•	increase our vulnerability to general adverse economic and industry conditions; or

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios, thereby reducing the availability of our cash flow for other purposes.

In addition, our Senior Secured Credit Facility and the indentures governing our Senior Notes and Senior Subordinated Notes permit us to incur substantial additional indebtedness in the future. As of December 31, 2009, we had $131.1 million available to us for additional borrowing under our $150.0 million revolving credit facility portion of our Senior Secured Credit Facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

Labor disruptions or increased labor costs could adversely affect our business.

As of December 31, 2009, we had approximately 9,500 employees, of whom approximately 10% were located in the United States. None of our employees are covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers. For certain raw materials or components, however, we are dependent on sole source suppliers. We generally obtain these raw materials and components through individual purchase orders executed on an as needed basis rather than pursuant to long-term supply agreements. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of the production. We may not be able to make arrangements for transition supply and qualifying replacement suppliers in both a cost-effective and timely manner. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements.”

In May 2009, Sensata Technologies, Inc. entered into a transition production agreement with Engineered Materials Solutions, LLC in order to support its Electrical Contact Systems business unit, which is the primary supplier to us for electrical contacts in the manufacturing of certain of our controls products and which was at risk of closing. Although we have been developing a second source supplier, if Engineered Materials Solutions was unable to continue as a supplier, it could have a material adverse effect on our business.

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

If one of our manufacturing facilities were to be shut down unexpectedly, or certain of our manufacturing operations within an otherwise operational facility were to cease production unexpectedly, our revenue and profit margins would be adversely affected. Such a disruption could be caused by a number of different events, including:

•	maintenance outages;

•	prolonged power failures;

•	an equipment failure;

•	fires, floods, earthquakes or other catastrophes;

•	potential unrest or terrorist activity;

•	labor difficulties; or

•	other operational problems.

In addition, approximately 95% of our products are manufactured at facilities located outside the United States. Serving a global customer base requires that we place more production in emerging markets, such as China, Mexico and Malaysia, to capitalize on market opportunities and maintain our low-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.

We may not realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders or for which we are currently engaged in development.

Our ability to generate revenue from products subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. In some cases we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, but our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the same amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.

Compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or “Section 404,” may be costly with no assurance of maintaining effective internal controls over financial reporting.

We will likely experience significant operating expenses in connection with maintaining our internal control environment and Section 404 compliance activities. In addition, if we are unable to efficiently maintain effective internal controls over financial reporting, our operations may suffer and we may be unable to obtain an attestation on internal controls from our independent registered public accounting firm when required under the Sarbanes-Oxley Act of 2002. Recent cost reduction actions, including the loss of experienced finance and administrative personnel, may adversely effect our ability to maintain effective internal controls. This, in turn, could have a materially adverse impact on trading prices for our securities and adversely affect our ability to access the capital markets.

Export of our products are subject to various export control regulations and may require a license from either the U.S. Department of State, the U.S. Department of Commerce or the U.S. Department of the Treasury.

We must comply with the United States Export Administration Regulations, or “EAR,” the International Traffic in Arms Regulations, or “ITAR,” and the sanctions, regulations and embargoes administered by the Office of Foreign Assets Control. Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

We may be adversely affected by environmental, safety and governmental regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in complete compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and will continue to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and settle these claims will not be material.

Changes in existing environmental and/or safety laws, regulations and programs could reduce demand for environmental services, which could cause our revenue to decline.

A significant amount of our business is generated either directly or indirectly as a result of existing U.S. federal and state laws, regulations and programs related to environmental protection, fuel economy and energy efficiency, and safety regulation. Accordingly, a relaxation or repeal of these laws and regulations, or changes in governmental policies regarding the funding, implementation or enforcement of these programs, could result in a decline in demand for environmental and safety products which may have a material adverse effect on our revenue.

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

Taxing authorities could challenge our historical and future tax positions or our allocation of taxable income among our subsidiaries, or tax laws to which we are subject could change in a manner adverse to us.

The amount of income taxes we pay is subject to our interpretation of applicable tax laws in the jurisdictions in which we file. We have taken and will continue to take tax positions based on our interpretation of such tax laws. There can be no assurance that a taxing authority will not have a different interpretation of applicable law and assess us with additional taxes. Should we be assessed with additional taxes, this may result in a material adverse effect on our results of operations or financial condition.

We conduct operations through manufacturing and distribution subsidiaries in numerous tax jurisdictions around the world. Our transfer pricing methodology is based on economic studies. The price charged for products, services and financing among our companies could be challenged by the various tax authorities resulting in additional tax liability, interest and/or penalties.

Tax laws are subject to change in the various countries in which we operate. Such future changes could be unfavorable and result in an increased tax burden to us.

We have significant unfunded benefit obligations with respect to our defined benefit and other post-retirement benefit plans.

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans. As of December 31, 2009, we had recognized a net accrued benefit liability of approximately $46.5 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.

We have previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of our plans and affect the level and timing of required contributions in 2010 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce our profitability. We fund certain of our benefit obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. As a result, we are subject to increased cash outlays and costs due to, among other factors, rising healthcare costs. Increases in the expected cost of health care in excess of current assumptions could increase actuarially determined liabilities and related expenses along with future cash outlays. Our assumptions used to calculate pension and healthcare obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While our management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our pension and healthcare obligations and future expense.

We have recorded a significant amount of impairment charges of our goodwill and other identifiable intangible assets, and we may be required to recognize additional goodwill or intangible asset impairments which would reduce our earnings.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets were approximately $2.4 billion as of December 31, 2009, or 76% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.5 billion as of December 31, 2009, or 48% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the date of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. During the three months ended March 31, 2009, we determined the carrying value of goodwill and definite-lived intangible assets associated with our Interconnection reporting unit was impaired and recorded a charge totaling $19.9 million (goodwill of $5.3 million and definite-lived intangible assets of $14.6 million). During the three months ended December 31, 2008, it was determined that goodwill associated with our Interconnection reporting unit was impaired and, as a result, we recorded a charge of $13.2 million. As of October 1, 2009, we evaluated our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and determined that the fair value exceeded the carrying value on that date. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize additional goodwill or intangible asset impairment.

Our historical financial information may not be representative of our results as a separate company or indicative of our future financial performance.

Our historical financial information for Predecessor periods included in this annual report have been derived from the consolidated financial statements of Texas Instruments. This financial information relies on assumptions and estimates that relate to the ownership of our business by Texas Instruments and, as a result, the financial information may not reflect what our results of operations, financial position and cash flows would have been had we been a separate, stand-alone entity during the periods presented or what our results of operations, financial position and cash flows will be in the future, because:

•	costs reflected in this annual report may differ from the costs we would have incurred had we operated as an independent, stand-alone entity for all the periods presented;

•	we have made certain adjustments and allocations since Texas Instruments did not account for us as, and we were not operated as, a single, stand-alone business for the periods presented; and

•	the information does not reflect certain changes that have occurred in our operations as a result of or after our separation from Texas Instruments.

Accordingly, our historical results of operations may not be indicative of our future operating or financial performance.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient, to enable us to repay our indebtedness, including our existing Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs, including capital expenditure requirements.

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

Our failure to comply with the covenants contained in our credit arrangements, including as a result of events beyond our control, could result in an event of default which could materially and adversely affect our operating results and our financial condition.

Our Senior Secured Credit Facility requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Senior Secured Credit Facility) and a minimum ratio of Adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes require us to comply with various operational and other covenants. For purposes of the Senior Secured Credit Facility, Adjusted EBITDA is calculated using various add-backs to EBITDA. During the fourth quarter of fiscal year 2010, the leverage and coverage ratios tighten from levels in 2009. Sufficiently adverse financial performance, including the failure to achieve our financial forecasts, could result in default under current and future ratio levels, particularly the ratio of total indebtedness to Adjusted EBITDA. Additionally, creditors may challenge the nature of our add-backs to EBITDA, possibly increasing the risk of default. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to be due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under our Senior Secured Credit Facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under our Senior Secured Credit Facility and prevent us from making payments on the notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.

Our limited history as a stand-alone company could pose challenges in the operation of our business.

Prior to April 27, 2006 (inception), we operated as a business of Texas Instruments. Following the 2006 Acquisition, Texas Instruments no longer has any ownership interest in our Company. Historically, as part of Texas Instruments, we had access to the administrative services and internal controls provided by Texas Instruments. Until September 30, 2008, Texas Instruments provided the Company with certain administrative services, including real estate, finance and accounting, human resources, information technology, warehousing and logistics, record retention and security consulting services. As a result of the expiration of the transition services agreement, we have had to establish all of our own services, systems and controls and we may be unable to operate such services, systems and controls at the costs we paid to Texas Instruments under that agreement and reflected in our historical financial statements.

In the future, we may not secure financing necessary to operate and grow our business or to exploit opportunities.

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

We have reported significant net losses for periods following the 2006 Acquisition and may not achieve profitability in the foreseeable future.

We incurred a significant amount of indebtedness in connection with the 2006 Acquisition and the subsequent acquisitions of First Technology Automotive and Airpax and, as a result, our interest expense has been substantial for periods following the 2006 Acquisition. Due to this significant interest expense and the amortization of intangible assets also related to these acquisitions, we have reported net losses of $27.0 million, $134.5 million and $252.5 million, for fiscal years 2009, 2008 and 2007, respectively. Although we have historically used working capital to repurchase certain outstanding indebtedness and intend to continue to do so in the future, we will continue to have a significant amount of indebtedness and, as a result, expect to continue to report net losses for the foreseeable future due to the significant interest expense associated with such indebtedness and the continued amortization of intangible assets. As a result, we cannot assure you that we will achieve profitability in the near term.

Forward-looking statements

This annual report, including any documents incorporated by reference herein, includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations), or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	our operating results and financial condition have been and may continue to be adversely affected by the current financial crisis and worldwide economic conditions;

•	continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses;

•	we may incur material losses and costs as a result of product liability and warranty and recall claims that may be brought against us;

•

our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations; and

•	the other risks set forth in Item 1A, “Risk Factors” included elsewhere in this annual report.

All forward-looking statements speak only as of the date of this annual report and are expressly qualified in their entirety by the cautionary statements contained in this annual report. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy 10 principal manufacturing facilities and business centers totaling approximately 2,235,000 square feet, with the majority devoted to research, development and engineering, manufacturing and assembly. Of our principal facilities, approximately 1,380,000 square feet are owned and approximately 855,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current and planned operational requirements. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The table below lists the location of our principal executive and operating facilities. Substantially all of our owned properties and equipment are subject to a lien under our Senior Secured Credit Facility. Refer to Note 10 to our consolidated financial statements, included elsewhere in this annual report, for additional information on our Senior Secured Credit Facility.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	444,000
Almelo, Netherlands	Sensors and Controls	Owned	188,000
Oyama, Japan	Sensors and Controls	Owned	74,000
Jincheon, South Korea	Controls	Owned	133,000
Baoying, China	Controls	Owned	384,000
Changzhou, China	Sensors and Controls	Leased	252,000
Subang Jaya, Malaysia	Sensors	Leased	108,000
Haina, Dominican Republic	Sensors and Controls	Leased	62,000
Cambridge, Maryland	Controls	Owned	157,000

Leases covering our currently occupied leased facilities expire at varying dates, generally within the next ten years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased facilities with equivalent facilities. A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required.

ITEM 3.	LEGAL PROCEEDINGS

Pursuant to Item 103, Regulation S-K, instruction 2, we provide information on the legal proceedings described below. Additionally, in the ordinary course of business, we are a party to inquiries, legal proceedings and claims including, from time to time, disagreements with vendors and customers. Information on other legal proceedings is included in Note 16 to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters that are pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations.

Ford Speed Control Deactivation Switch Litigation: We are involved in a number of litigation matters relating to a pressure switch that Texas Instruments sold to Ford Motor Company, or “Ford,” for several years until 2002. Ford incorporated the switch into a cruise control deactivation switch system that it installed in certain vehicles. Due to concerns that, in some circumstances, this system and switch may cause fires, Ford issued seven separate recalls of vehicles in the United States between 1999 and October 23, 2009, which covered approximately fourteen million vehicles in the aggregate. Also, in October 2009, Mazda issued a recall in the United States of 36,000 vehicles that Ford had manufactured for it which contained the system and switch; and in December 2009, Ford China issued a recall of 528 vehicles imported into China by Ford.

In 2001, Texas Instruments received a demand from Ford for reimbursement of costs related to the first recall in 1999, a demand that Texas Instruments rejected and that Ford has not subsequently pursued against us. Ford has never made such a demand to us, nor made demands of us related to the subsequent recalls.

In August 2006, the National Highway Traffic Safety Administration, or “NHTSA,” issued a closing report based on a multi-year investigation which found that the fire incidents were caused by system-related factors. On October 14, 2009, NHTSA issued a closing report associated with a more recent recall which modified the findings of the 2006 report but continued to emphasize system factors.

As of December 31, 2009, we were a defendant in 26 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. Of these cases, 17 are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; 3 are pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. The remainder is in individual dockets in various state courts of California, Georgia, Tennessee, and Texas, and the federal court for the Southern District of Iowa.

For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $50,000 to $3.0 million. Ford and Texas Instruments are co-defendants in each of these lawsuits.

In accordance with terms of the acquisition agreement entered into in connection with the 2006 Acquisition, we are managing and defending these lawsuits on behalf of both our company and Texas Instruments. The majority of these cases are in discovery. Two have been set for trial and one is on appeal.

During fiscal year 2008, we settled all outstanding wrongful death cases related to these matters for amounts that did not have a material effect on our financial condition or results of operations. As for the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.7 million as of December 31, 2009. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Whirlpool Recall Litigation: We are involved in litigation relating to certain control products that Texas Instruments sold between 2000 and 2004 to Whirlpool Corporation. The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs, in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool in conjunction with the Consumer Product Safety Commission, or “CPSC,” announced voluntary recalls of approximately 1.8 million refrigerators.

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against Texas Instruments and our subsidiary, Sensata Technologies, Inc., or “STI.” The lawsuit was filed in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. The complaint asserts, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification and deceptive trade practices. It seeks an unspecified amount of compensatory and exemplary damages. We and Texas Instruments have answered the complaint and denied liability.

We and Texas Instruments subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” We assert, among other things, that Embraco was responsible for testing the compatibility of the control product with its compressors, and that we and Texas Instruments have become exposed to litigation because of Embraco’s actions and inactions. We believe that Embraco is now a wholly-owned subsidiary of Whirlpool SA.

Discovery on all claims and cross-claims is ongoing, and the court has reserved time in April 2011 for a possible trial.

In January 2009, Texas Instruments elected under the acquisition agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both Texas Instruments and our company. Although we are working with Texas Instruments to defend the litigation, we believe that a loss is probable and, as of December 31, 2009, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, Texas Instruments has agreed to indemnify us for certain claims and litigation, including this matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million. If the aggregate amount of costs and/or damages from these claims exceeds $30.0 million, Texas Instruments is obligated to indemnify us for amounts in excess of the $30.0 million threshold up to a cap on Texas Instruments’s indemnification obligation of $300.0 million. In January 2010, we notified Texas Instruments that, as of December 31, 2009, we believe we had incurred approximately $26.7 million of costs that apply towards the indemnification, excluding the $5.9 million reserve noted above. Texas Instruments has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs and/or damages from the Whirlpool Litigation and other claims and litigation matters will ultimately exceed $30.0 million.

Pelonis Appliances: On December 26, 2008, seven individuals filed suit against Pelonis Appliances, Inc., which sells a fan forced heater product, manufactured by GD Midea Environmental Appliances Mfg. Co. Ltd. (“GD Midea”), that incorporates one of our thermal cut-off products, which was purchased from one of our distributors. The lawsuit, Cueller v. Pelonis Appliances, Inc., No. 08-16188, 160th Judicial District Court of Dallas County, Texas, arose out of a residential fire that resulted in one death, personal injuries (including burns) to the other plaintiffs, and property damage.

Pelonis demanded indemnity from Sensata in a letter dated May 6, 2009, and we rejected that demand. On June 9, 2009, the plaintiffs amended their complaint to include STI as a defendant. The plaintiffs seek an unspecified amount of actual and exemplary damages.

On August 3, 2009, we answered the amended complaint, denying any liability. We also asserted cross-claims against Pelonis for indemnification and against Pelonis and GD Midea as responsible third parties.

Discovery is ongoing, and a trial has been scheduled for August 2, 2010. As of December 31, 2009, we have not recorded a reserve for this matter.

Huawei. Huawei, a Chinese telecommunications equipment customer, has informed us that it is planning to conduct a field replacement campaign for power supply products containing our circuit breakers. The customer has alleged defects in our products, which are sold through distributors to two power supply subcontractors. There are 24,000 systems in the field and we estimate that a 100% field replacement campaign would cost approximately $6.0 million. The customer has not yet determined the percentage of systems that will need to be serviced. We are contesting the customer’s allegations but working with them to analyze the situation.

We have included a reserve in our financial statements in the amount of $0.4 million as of December 31, 2009. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Audi. Audi, a part of the Volkswagen Auto Group, has alleged defects in certain of our products installed in its vehicles. The customer first brought the claim in 2008 in the amount €8.1 million in expenses related to replacement of our products. The customer recently expanded its claim to €24.0 million. We are contesting the customer’s allegations, but have entered into discussions seeking to resolve the dispute. To date, the customer has not filed a lawsuit or instituted any proceedings against us relating to the claim. We recognized a charge in our financial statements in the amount of €0.9 million or $1.1 million as of December 31, 2009. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. One customer has conducted a recall of their products and two customers have reported several third-party fire incidents. One customer has filed a lawsuit against us in Sweden, Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. We filed our answer on December 1, 2009, and denied liability. Discovery has not yet begun. The other customer’s claims aggregate to a similar amount. We are contesting these claims. As of December 31, 2009, we have not recorded a reserve for this matter.

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

No matters were submitted to a vote of security holders during fiscal year 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of January 28, 2010.

Dividends

We do not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our board of directors. In addition, our ability to pay dividends is restricted by certain covenants contained in our Senior Secured Credit Facility, as well as subject to limitations contained in the indentures governing the Senior and Senior Subordinated Notes.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2009, 2008 and 2007 and the selected consolidated balance sheet data as of December 31, 2009 and 2008 from the audited consolidated financial statements, included elsewhere in this annual report. We have derived the selected consolidated statement of operations and other financial data for the period from April 27, 2006 (inception) to December 31, 2006 and the selected combined statement of operations and other financial data for the period from January 1, 2006 to April 26, 2006 and the year ended December 31, 2005, and the consolidated balance sheet data as of December 31, 2007, 2006 and 2005 from the audited consolidated and combined financial statements not included in this annual report.

The information included in this five-year financial summary has been reclassified to conform to current period presentation.

You should read the following information in conjunction with the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this annual report. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Sensata Technologies B.V. (consolidated)				Predecessor (combined)
	For the year ended December 31,			For the period	For the period	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	2005
Statement of Operations Data:
Net revenue	$1,134,944	$1,422,655	$1,403,254	$798,507	$375,600	$1,060,671
Operating costs and expenses:
Cost of revenue	742,080	951,763	944,765	536,485	253,028	681,983
Research and development	16,796	38,256	33,891	19,742	8,635	31,252
Selling, general and administrative	126,282	166,565	166,052	94,749	38,674	96,146
Amortization of intangible assets and capitalized software	153,081	148,762	131,064	82,740	1,078	2,458
Impairment of goodwill and intangible assets	19,867	13,173	—	—	—	—
Restructuring	18,086	24,124	5,166	—	2,456	22,996

Total operating costs and expenses	1,076,192	1,342,643	1,280,938	733,716	303,871	834,835

Profit from operations	58,752	80,012	122,316	64,791	71,729	225,836
Interest expense	(150,589)	(197,840)	(191,161)	(165,160)	(511)	(105)
Interest income	573	1,503	2,574	1,567	—	—
Currency translation gain/(loss) and other, net(1)	107,717	55,455	(105,474)	(63,633)	115	—

Income/(loss) from continuing operations before income taxes	16,453	(60,870)	(171,745)	(162,435)	71,333	225,731
Provision for income taxes	43,047	53,531	62,504	48,560	25,796	81,390

(Loss)/income from continuing operations	(26,594)	(114,401)	(234,249)	(210,995)	45,537	144,341
Loss from discontinued operations, net of tax of $0	(395)	(20,082)	(18,260)	(1,309)	(167)	(924)

Net (loss)/income(6)	$(26,989)	$(134,483)	$(252,509)	$(212,304)	$45,370	$143,417

Other Financial Data:
Net cash provided by/(used in):
Operating activities	$187,791	$47,821	$155,278	$129,906	$40,599	$173,276
Investing activities	(15,077)	(38,713)	(355,710)	(3,142,543)	(16,705)	(56,505)
Financing activities	(102,304)	8,551	175,736	3,097,390	(23,894)	(116,771)
Capital expenditures(2)	14,959	40,963	66,701	29,630	16,705	42,218
EBITDA(3)	367,582	315,508	187,850	111,037	81,286	256,070
Ratio of earnings to fixed charges (unaudited)(4)	1.1	NM	NM	NM	63.4	208.1

	Sensata Technologies B.V. (consolidated)				Predecessor (combined)
(Amounts in thousands)	December 31, 2009	December 31, 2008	December 31, 2007	December 31, 2006	December 31, 2005
Balance Sheet Data:
Working capital(5)	$245,034	$201,940	$187,027	$221,509	$167,018
Total assets	3,163,127	3,303,074	3,555,491	3,372,292	504,297
Total debt, including capital lease and other financing obligations	2,300,826	2,511,187	2,562,480	2,272,633	31,165
TI’s net investment/shareholder’s equity	386,747	405,051	566,321	824,632	355,673

(1)	Currency translation gain/(loss) and other, net for the years ended December 31, 2009 and 2008 includes gains of $120.1 million and $15.0 million, respectively, recognized on the repurchases of certain outstanding Senior Notes and Senior Subordinated Notes, as well as currency translation (loss)/gain associated with the Euro-denominated debt of $(13.6) million and $53.2 million, respectively. Currency translation gain/(loss) and other, net for the year ended December 31, 2007 primarily includes currency translation loss associated with the Euro-denominated debt of $(111.9) million. Currency translation gain/(loss) and other, net in the period from April 27, 2006 (inception) to December 31, 2006 primarily includes currency translation loss associated with Euro-denominated debt and the deferred payment certificates of $(65.5) million.
(2)	Excludes non-cash capital expenditures, financed through a capital lease, of $31.2 million for the year ended December 31, 2005.
(3)

EBITDA (earnings before interest, taxes, depreciation and amortization) is a non-U.S. GAAP financial measure. We believe that EBITDA provides investors with helpful information with respect to our operations. EBITDA is used by management and investors to evaluate our operating performance exclusive of financing costs and depreciation policies. In addition to its use to monitor performance trends, EBITDA provides a comparative metric to management and investors that is consistent across companies with different capital structures and depreciation policies. This enables management and investors to compare our performance to that of our peers. The use of EBITDA has limitations and you should not consider EBITDA in isolation from or as an alternative to U.S. GAAP measures such as net income.

The following unaudited table summarizes the calculation of EBITDA and provides a reconciliation to net (loss)/ income, the most directly comparable financial measure presented in accordance with U.S. GAAP, for the periods presented:

	Sensata Technologies B.V. (consolidated)				Predecessor (combined)
	For the year ended December 31,			For the period	For the period	For the year ended December 31,
(Amounts in thousands)	2009	2008	2007	April 27 (inception) to December 31, 2006	January 1 to April 26, 2006	2005
Net (loss)/income	$(26,989)	$(134,483)	$(252,509)	$(212,304)	$45,370	$143,417
Provision for income taxes	43,047	53,531	62,504	48,560	25,796	81,390
Interest expense, net	150,016	196,337	188,587	163,593	511	105
Depreciation and amortization	201,508	200,123	189,268	111,188	9,609	31,158

EBITDA	$367,582	$315,508	$187,850	$111,037	$81,286	$256,070

Following the 2006 Acquisition, our senior management, together with our Sponsors, developed a series of strategic initiatives to better position us for future revenue growth and an improved cost structure. This plan has been modified, from time to time, to reflect changes in overall market conditions and the competitive environment facing our business. These initiatives have included, among other items, acquisitions, divestitures, restructurings of certain operations and various financing transactions. In connection with these activities, we incurred certain costs and expenses included in EBITDA that we have further described below and believe are important to consider in evaluating our operating performance over these periods.

The following table summarizes certain expenses, losses and gains included in EBITDA for the periods presented:

	(Unaudited)
	Sensata Technologies B.V. (consolidated)
	For the year ended December 31,			For the period
(Amounts in thousands)	2009	2008	2007	April 27 (inception) to December 31, 2006
Supplemental Information
Acquisition, integration and financing costs and other significant items:
Transition costs(a)	$23	$4,052	$16,768	$15,980
Litigation costs(b)	147	841	4,006	258
Integration and finance costs(c)	2,813	20,931	13,649	1,182
Relocation and disposition costs(d)	8,202	12,828	114	—
Pension charges(e)	4,828	3,588	—	—
Inventory step-up(f)	—	—	4,454	25,017
IPR&D write-off(g)	—	—	5,700	—
Other(h)	6,972	27,105	3,123	1,296

Total	$22,985	$69,345	$47,814	$43,733
Impairment of goodwill and intangible assets(i)	19,867	13,173	—	—
Severance and other termination costs associated with downsizing(j)	12,276	12,282	5,166	—
Gain on extinguishment of debt(k)	(120,123)	(14,961)	—	—
Currency translation loss/(gain) on debt(l)	15,301	(53,209)	111,946	65,519
Stock compensation(m)	2,233	2,108	2,015	1,259
Management fees(n)	4,000	4,000	4,000	2,667
Other(o)	973	123	(25)	—

Total	$(42,488)	$32,861	$170,916	$113,178

(a)	Represents transition costs incurred by us in becoming a stand-alone company, an SEC reporting company and complying with Section 404 of the Sarbanes-Oxley Act.
(b)	Represents litigation costs we recognized related to customers alleging defects in certain of our products, which were manufactured and sold prior to April 27, 2006 (inception).
(c)	Represents integration and financing costs related to the acquisitions of Airpax, First Technology Automotive and SMaL Camera and other consulting and advisory fees associated with acquisitions and financings, whether or not consummated.
(d)	Represents costs we incurred to move certain operations to lower-cost Sensata locations, to close certain manufacturing operations and dispose of the SMaL Camera business.
(e)	Represents pension curtailment and settlement losses, and amortization of prior service costs associated with various restructuring activities.
(f)	Represents the impact on our cost of revenue from the increase in the carrying value of the inventory that was adjusted to fair value as a result of the application of purchase accounting to the acquisitions of the S&C business, Airpax and First Technology Automotive.
(g)	Represents the charge we recorded for acquired in-process research and development associated with our acquisition of SMaL Camera in March 2007.
(h)

Represents other (gains)/losses, including impairment losses associated with certain assets held for sale, losses related to the early termination of commodity forward contracts of $7.2 million during fiscal year 2008, a loss of $13.4 million during fiscal year 2008 associated with a settlement with a significant automotive customer that alleged defects in certain of our products installed in its automobiles and a reserve associated with the Whirlpool recall litigation described in Item 3, “Legal Proceedings.”
(i)	Represents the impairment of goodwill and intangible assets associated with a reporting unit within our controls business segment and relates to products used in the semiconductor business.
(j)	Represents severance, outplacement costs and special termination benefits associated with the downsizing of various manufacturing facilities and our corporate office.
(k)	Gain on extinguishment of debt relates to the repurchases of outstanding notes.
(l)	Currency translation loss/(gain) on debt reflects the net losses/(gains) associated with the translation of our Euro-denominated debt into U.S. dollars and losses/(gains) on related hedging transactions.
(m)	Stock compensation represents share-based compensation expense recorded in accordance with ASC 718.
(n)	Represents fees expensed under the terms of the advisory agreement with our Sponsors. Refer to “Certain Relationships and Related Party Transactions—Advisory Agreement.”
(o)	Other represents unrealized gains/losses on commodity forward contracts and penalty expenses associated with uncertain tax positions.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding certain of these items.

(4)	Ratio of earnings to fixed charges is calculated by dividing (1) “earnings” which consist of earnings from continuing operations and fixed charges, by (2) “fixed charges” which consist of interest expense and the estimated interest portion of rental payments on operating leases. Earnings were insufficient to cover fixed charges due to losses from continuing operations before taxes incurred of $(60,870), $(171,745) and $(162,435), for the years ended December 31, 2008 and 2007 and the period from April 27, 2006 (inception) to December 31, 2006. Additional earnings of $60,870, $171,745 and $162,435, respectively, must be generated to achieve a coverage ratio of 1:1.
(5)	We define working capital as current assets less current liabilities. Prior to the 2006 Acquisition, we participated in TI’s centralized system for cash management, under which our cash flows were transferred to TI on a regular basis and netted against TI’s net investment account. Consequently, none of TI’s cash, cash equivalents, debt or interest expense has been allocated to our business in the Predecessor historical combined financial statements.
(6)	Included within Net loss for each of the periods presented were the following expenses:

	Sensata Technologies B.V. (consolidated)
	For the year ended December 31,			For the period
(Amounts in thousands)	2009	2008	2007	April 27 (inception) to December 31, 2006
Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets(a)	$157,800	$160,595	$154,296	$84,774
Deferred income tax and other tax expense	26,592	29,980	46,126	30,148
Amortization expense of deferred financing costs	9,055	10,698	9,640	11,518
Interest expense related to uncertain tax positions	823	43	1,747	—
Interest expense related to Deferred Payment Certificates	—	—	—	44,581

(a)	Amortization and depreciation expense related to the step-up in fair value of fixed and intangible assets relates to the acquisition of the S&C business, First Technology Automotive and Airpax and the step-up in the fair value of these assets through purchase accounting.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read the following discussion in conjunction with Item 6, “Selected Financial Data,” and our audited consolidated financial statements and the accompanying notes thereto, included elsewhere in this annual report. The statements in this discussion regarding industry outlook, our expectations regarding our future performance, liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in Item 1A, “Risk Factors.” Our actual results may differ materially from those contained in or implied by any forward-looking statements.

Overview

Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in each of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly, as well as the proliferation of, and increasing use of sensors and controls in, electronic applications. In addition, our long-standing position in emerging markets, including our 14-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia and the Dominican Republic.

History

We have a history of innovation dating back to our origins. We operated as a part of Texas Instruments from 1959 until we were acquired as a result of the 2006 Acquisition. Since then, we have expanded our operations in part through the acquisition of First Technology Automotive and Special Products (“First Technology Automotive”) in December 2006 and Airpax Holdings, Inc. (“Airpax”) in July 2007.

We are an indirect, 99% owned subsidiary of Sensata Investment Company, S.C.A. (“Sensata Investment Co.”), a Luxembourg company, which is owned by investment funds or vehicles advised or managed by Bain Capital, its co-investors and certain members of our senior management. We conduct our operations through subsidiary companies, which operate business and product development centers in the United States, the Netherlands and Japan and manufacturing operations in Brazil, China, South Korea, Malaysia, Mexico, the Dominican Republic and the United States. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1916.

Selected Segment Information

We manage our sensors and controls businesses separately and report their results of operations as two segments for accounting purposes. Set forth below is selected information for each of these business segments for each of the periods presented. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

The following table presents net revenue by segment for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
(Amounts in millions)
Net revenue
Sensors segment	$685.1	$867.4	$882.5
Controls segment	449.9	555.3	520.8

Total	$1,134.9	$1,422.7	$1,403.3

Segment operating income
Sensors segment	$194.1	$221.9	$244.3
Controls segment	129.6	136.5	130.0

Total	$323.7	$358.3	$374.3

The table below presents net revenue by segment and segment operating income as a percentage of segment net revenue for the years ended December 31, 2009, 2008 and 2007. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2009	2008	2007
(As a percentage of net revenue)
Net revenue
Sensors segment	60.4%	61.0%	62.9%
Controls segment	39.6	39.0	37.1

Total	100.0%	100.0%	100.0%

Segment operating income
Sensors segment	28.3%	25.6%	27.7%
Controls segment	28.8%	24.6%	25.0%

Factors Affecting Our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those items.

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

While the factors described above impact net revenue in each of our operating segments, the impact of these factors on our operating segments can differ, as described below. For more information about risks relating to our business, refer to Item 1A, “Risk Factors.”

Cost of revenue

We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•

Production Materials Costs. A portion of our production materials contains metals, such as copper, nickel and aluminum, and precious metals, such as gold and silver, and the costs of these materials may vary with underlying metals pricing. We purchase much of the materials used in production on a global best-cost basis, but we are still impacted by global and local market conditions. We enter into forward contracts to hedge a portion of our exposure to the potential change in prices associated with these commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities.

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

•	Other. Our remaining cost of revenue consists of:

•	sustaining engineering activity costs;

•	customer-related development costs;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs;

•	outsourcing or subcontracting costs relating to services used by us on an occasional basis during periods of excess demand; and

•	other general manufacturing expenses, such as expenses for energy consumption.

The main factors that influence our cost of revenue as a percent of net revenue include:

•	production volumes—fixed production costs are capitalized in inventory based on normal production volumes;

•	transfer of production to our lower cost production facilities;

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

•	the increase in the carrying value of inventory that was adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of property, plant and equipment to fair value associated with acquisitions; and

•	changes in the price of raw materials, including certain metals.

Research and development expense

Research and development expenses consist of costs related to direct product design, development and process engineering. The level of research and development expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third-party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

•	engineering core technology platforms to specific applications; and

•	improving functionality of existing products.

Costs related to modifications of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in research and development expense.

Selling, general and administrative expense

Our selling, general and administrative, or “SG&A,” expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•

salary and benefit costs for sales personnel and administrative staff, which accounted for approximately 57% of total SG&A expense for fiscal year 2009. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume.

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics, information systems and legal and accounting services;

•	general advertising expense; and

•	other selling expenses, such as expenses incurred in connection with travel and communications.

Changes in SG&A expenses as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our sales and marketing expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications; and

•	customer credit issues requiring increases to the allowance for doubtful accounts.

Amortization of intangible assets and capitalized software

Acquisition-related intangible assets are amortized on the economic benefit basis based upon the useful lives of the assets. Capitalized software licenses are amortized on a straight-line basis over the term of the license.

Impairment of goodwill and intangible assets

As a result of the annual goodwill impairment review in the fourth quarter of 2008, we determined that the goodwill associated with the Interconnection reporting unit was impaired and, therefore, recorded a charge of $13.2 million in the consolidated statements of operations for the year ended December 31, 2008. During the first quarter of 2009, we again performed a review of goodwill and definite-lived intangible asset for potential impairment since indicators were present and concluded that goodwill and definite-lived intangible assets were impaired and recorded a charge of $19.9 million, of which $5.3 million related to goodwill and $14.6 million related to definite-lived intangible assets. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit are described in “Critical Accounting Policies and Estimates—Impairment of Goodwill and Intangible Assets.”

As of October 1, 2009, we evaluated our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and determined that the fair values of the reporting units exceeded the carrying values on that date. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize additional goodwill or intangible assets impairments.

Restructuring

Restructuring costs consist of severance, outplacement, other separation benefits, pension settlement and curtailment losses and facilities and other exit costs.

Depreciation expense

Property, plant and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives. Property, plant and equipment acquired through the acquisitions of the S&C business and First Technology Automotive and Airpax businesses were “stepped-up” to fair value on the date of the respective business acquisition resulting in a new cost basis for accounting purposes. The amount of the adjustment to the cost basis of these assets as a result of the 2006 Acquisition, the First Technology Automotive acquisition and the Airpax acquisition totaled $57.8 million, $2.2 million and $5.1 million, respectively.

Amortization of leasehold improvements is computed using the straight-line method over the shorter of the remaining lease term or the estimated useful lives of the improvements.

Assets held under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. These assets are depreciated on a straight-line basis over the shorter of the estimated useful lives or the period of the related lease.

Interest expense

Interest expense, net consists primarily of interest expense on institutional borrowings, interest rate derivative instruments and capital lease and other financing obligations. Interest expense, net also includes the amortization of deferred financing costs and interest expense on liabilities arising from uncertain tax positions.

Currency translation gain/(loss) and other, net

Currency translation gain/(loss) and other, net includes gains and losses recognized on currency translation, gains and losses recognized on our derivatives used to hedge commodity prices and foreign currency exposures, gains and losses on the disposition of property, plant and equipment and gains on the repurchases of debt. We continue to derive a significant portion of our revenue in markets outside of the United States, primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the consolidated statements of operations.

Provision for income taxes

We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the purchase accounting of the 2006 Acquisition, the acquisition of First Technology Automotive and the acquisition of Airpax, the new debt and equity capitalization of our subsidiaries and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and Sensata as a whole.

We adopted guidance included within Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 740, Income Taxes (originally issued as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) effective January 1, 2007, and recognized an increase of $0.7 million in the liability for unrecognized tax benefits, which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit.

For the Predecessor periods, our operations were included in the consolidated U.S. federal income tax return and certain foreign income tax returns of Texas Instruments. The income tax provisions and related deferred tax assets and liabilities for the Predecessor periods have been determined as if we were a separate taxpayer. Deferred income taxes are provided for temporary differences between the book and tax basis of assets and liabilities.

Loss from discontinued operations

In December 2008, we announced our intention to discontinue and sell our automotive vision sensing business (the “Vision business”). In connection with this announcement, we reclassified to discontinued operations the results from operations of the Vision business and recognized a loss associated with measuring the net assets of the Vision business at fair value less cost to sell and other exit costs, in accordance with ASC Topic 360, Property, Plant and Equipment.

Effects of Acquisitions

Purchase Agreement

On April 27, 2006 (inception), S&C Purchase Corp., a company owned by affiliates of Bain Capital, completed the acquisition of the S&C business from Texas Instruments for an aggregate purchase price of approximately $3.0 billion plus fees and expenses. The acquisition of the S&C business was effected through a number of our subsidiaries that collectively acquired the assets and assumed the liabilities being transferred. The acquisition structure resulted in significant tax amortization, which will reduce our overall cash tax expense compared to historical periods. We also entered into a transition services agreement pursuant to which we and Texas Instruments agreed to provide various services to each other in the area of facilities-related services, finance and accounting, human resources, information technology system services, warehousing and logistics and records retention and storage. As of September 30, 2008, we were no longer relying on these services from Texas Instruments. The fees for these services were equivalent to the provider’s cost.

Shareholder’s Equity

In connection with the 2006 Acquisition, we issued 180 ordinary shares with a nominal value of €100.0 per share. We are authorized to issue up to 900 shares.

Upon the close of the 2006 Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Company S.C.A., which, in turn, contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to Sensata and in exchange received 180 ordinary shares with a nominal value of €100.0 per share, and €616.9 million of deferred payment certificates. The deferred payment certificates were legally issued as debt and provided the holder with a 14% yield on the principal amount. As a result, the deferred payment certificates were classified as long-term debt as of April 27, 2006 (inception) and the accrued yield was recognized as interest expense. In addition, the deferred payment certificates and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss.

On September 21, 2006, we legally retired the deferred payment certificates effective as of April 27, 2006 (inception), and restructured them as Additional paid-in capital, the original intended investment classification. In accordance with U.S. GAAP, the deferred payment certificates were classified as debt until the date of the modification of the instrument. Therefore, effective September 21, 2006, the principal amounts of $768.3 million, for the deferred payment certificates and their accrued interest of $44.6 million and foreign currency exchange losses of $13.4 million, were reclassified into equity as Additional paid-in capital.

Purchase Accounting

We accounted for the acquisitions of the S&C business, First Technology Automotive and Airpax using the purchase method of accounting. As a result, the purchase prices for each of these transactions, plus fees and expenses, have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to acquisition relating to our acquired intangible assets and property, plant and equipment. In addition to the increase in the carrying value of property, plant and equipment, we extended the remaining depreciable lives of property, plant and equipment to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory.

Increased Leverage

We are a highly-leveraged company and our interest expense has increased significantly in the periods following the consummation of the 2006 Acquisition, the First Technology Automotive acquisition and the Airpax acquisition. In addition, a portion of our debt and the related interest is denominated in Euros, subjecting us to changes in foreign currency rates. Further, a portion of our debt has a variable interest rate. We have utilized interest rate swaps, interest rate collars and interest rate caps to hedge the effect of variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” for more information regarding our hedging activities. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the payment of our debt service, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. Refer to Item 1A, “Risk Factors.”

Predecessor Periods

For periods before the 2006 Acquisition, we operated as a business of Texas Instruments and not as a stand-alone company. The Predecessor financial statements included in this annual report were derived using the historical results of operations and the historical basis of assets and liabilities of Texas Instruments’ S&C business, excluding the radio frequency identification systems business unit, which had been operated as part of the S&C business, but was not sold in connection with the 2006 Acquisition. The historical financial information may not reflect what our results of operations, financial position and cash flows would have been had we operated as a separate, stand-alone company without the shared resources of Texas Instruments for the periods presented, and may not be indicative of our future results of operations, financial position and cash flows. Refer to our audited consolidated financial statements and accompanying notes for more information.

Texas Instruments provided various services to the S&C business, including cash management, facilities management, information technology, finance and accounting, tax, legal, human resources, data processing, security, payroll and employee benefit administration, insurance administration and telecommunications. The costs of these services and the costs associated with employee benefit plans, information technology and facilities shared with Texas Instruments have been allocated to the S&C business in the combined financial statements included in this annual report and amounted to $14.0 million for the period from January 1, 2006 to April 26, 2006. These expenses and all other centralized operating costs were allocated first on the basis of direct usage when identifiable, with the remainder being allocated among Texas Instruments’ businesses units on the basis of their respective revenue, headcount or other measures. We believe these allocations are a reasonable reflection of the use of these services from Texas Instruments. The allocated costs included in our combined financial statements could differ from amounts that would have been incurred by us if we operated on a stand-alone basis, and are not necessarily indicative of costs to be incurred in the future.

During each of the Predecessor periods presented, we participated in Texas Instruments’ centralized cash management system. Cash receipts attributable to our operations were collected by Texas Instruments and cash disbursements were funded by Texas Instruments. Cash advances necessary to fund our major improvements to and replacements of property, acquisitions and expansion, to the extent not provided through internally generated funds, were provided by Texas Instruments’ cash or funded with a capital lease. As a result, none of Texas Instruments’ cash, cash equivalents, debt or interest expense (other than our capital lease obligation for our Attleboro business center) has been allocated to the consolidated and combined financial statements of the S&C business.

Results of Operations

The table below presents our historical results of operations in millions of dollars and as a percent of net revenue. We have derived the statements of operations for the years ended December 31, 2009, 2008 and 2007 from the audited consolidated financial statements, included elsewhere in this annual report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2009		2008		2007
(Amounts in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors segment	$685.1	60.4%	$867.4	61.0%	$882.5	62.9%
Controls segment	449.9	39.6	555.3	39.0	520.8	37.1

Net revenue	1,134.9	100.0	1,422.7	100.0	1,403.3	100.0
Operating costs and expenses:
Cost of revenue	742.1	65.4	951.8	66.9	944.8	67.3
Research and development	16.8	1.5	38.3	2.7	33.9	2.4
Selling, general and administrative	126.3	11.1	166.6	11.7	166.1	11.8
Amortization of intangible assets and capitalized software	153.1	13.5	148.8	10.5	131.1	9.3
Impairment of goodwill and intangible assets	19.9	1.8	13.2	0.9	—	—
Restructuring	18.1	1.6	24.1	1.7	5.2	0.4

Total operating costs and expenses	1,076.2	94.8	1,342.6	94.4	1,280.9	91.3
Profit from operations	58.8	5.2	80.0	5.6	122.3	8.7
Interest expense	(150.6)	(13.3)	(197.8)	(13.9)	(191.2)	(13.6)
Interest income	0.6	0.1	1.5	0.1	2.6	0.2
Currency translation gain/(loss) and other, net	107.7	9.5	55.5	3.9	(105.5)	(7.5)

Income/(loss) from continuing operations before income taxes	16.5	1.4	(60.9)	(4.3)	(171.7)	(12.2)
Provision for income taxes	43.0	3.8	53.5	3.8	62.5	4.5

Loss from continuing operations	(26.6)	(2.3)	(114.4)	(8.0)	(234.2)	(16.7)
Loss from discontinued operations, net of tax of $0	(0.4)	0.0	(20.1)	(1.4)	(18.3)	(1.3)

Net loss	$(27.0)	(2.4)%	$(134.5)	(9.5)%	$(252.5)	(18.0)%

Year Ended December 31, 2009 (“fiscal year 2009”) Compared to the Year Ended December 31, 2008 (“fiscal year 2008”)

Net revenue

Net revenue for fiscal year 2009 decreased $287.7 million, or 20.2%, to $1,134.9 million from $1,422.7 million for fiscal year 2008. Net revenue decreased 18.5% due to a reduction in volume, 1.1% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, and 0.6% due to pricing. Sales during fiscal year 2009 benefited from government incentive programs, such as the “Car Allowance Rebate System” in the U.S. and the “New Countryside Initiative” in China.

Sensors business segment net revenue for fiscal year 2009 decreased $182.3 million, or 21.0%, to $685.1 million from $867.4 million for fiscal year 2008. Sensors net revenue decreased 18.2% due to lower volumes, 1.3% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and 1.5% due to pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end-market which began during the second half of fiscal year 2008 and continued during fiscal year 2009.

Controls business segment net revenue for fiscal year 2009 decreased $105.4 million, or 19.0%, to $449.9 million from $555.3 million for fiscal year 2008. Controls net revenue decreased 19.1% due to lower volumes and 0.7% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by an increase of 0.8% due to higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as HVAC, lighting and appliances, which began during the second half of fiscal year 2008 and continued during fiscal year 2009.

Cost of revenue

Cost of revenue for fiscal years 2009 and 2008 was $742.1 million and $951.8 million, respectively. Cost of revenue decreased primarily due to lower revenue and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and continuing into fiscal year 2009. Depreciation expense for fiscal years 2009 and 2008 was $48.4 million and $51.4 million, respectively, of which $44.7 million and $47.7 million was included in cost of revenue. Cost of revenue as a percentage of net revenue for fiscal years 2009 and 2008 was 65.4% and 66.9%, respectively. Cost of revenue as a percentage of net revenue decreased due primarily to the cost saving initiatives described above.

Research and development expense

Research and development, or “R&D,” expense for fiscal years 2009 and 2008 was $16.8 million and $38.3 million, respectively. R&D expense as a percentage of net revenue for fiscal years 2009 and 2008 was 1.5% and 2.7%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and other cost reduction activities.

Selling, general and administrative expense

SG&A expense for fiscal years 2009 and 2008 was $126.3 million and $166.6 million, respectively. SG&A expenses decreased primarily due to the cost savings resulting from the restructuring activities which were implemented during the second half of fiscal year 2008 and in fiscal year 2009, as well as other cost reduction measures in response to global economic conditions. SG&A expense as a percentage of net revenue for fiscal years 2009 and 2008 was 11.1% and 11.7%, respectively. SG&A expense as a percentage of net revenue decreased primarily due to the cost saving measures described above.

Amortization of intangible assets and capitalized software

Amortization expense associated with definite-lived intangible assets and capitalized software for fiscal years 2009 and 2008 was $153.1 million and $148.8 million, respectively. The increase in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized. Amortization expense as a percentage of net revenue was 13.5% and 10.5% for fiscal years 2009 and 2008, respectively. The increase in amortization expense as a percentage of net revenue is due to the increase in amortization expense described above, combined with the decrease in net revenue.

Impairment of goodwill and intangible assets

During the three months ended March 31, 2009, we performed a review of goodwill and intangible assets for potential impairment. As a result of this analysis, we determined that goodwill and definite-lived intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge of $19.9 million, of which $5.3 million related to goodwill and $14.6 million related to definite-lived intangible assets. We attribute the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the three months ended March 31, 2009. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit are described in “Critical Accounting Policies and Estimates—Impairment of Goodwill and Intangible Assets.” Our revenue and earnings forecasts for this business depend on many factors, including our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets.

As of October 1, 2009, we evaluated our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and determined that the fair value exceeded the carrying value on that date. The estimated fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units used in these analyses exceeded their carrying values by 147.1%, 116.3%, 26.1% and 81.3%, respectively. Should certain assumptions used in the development of the fair value of its reporting units change, we may be required to recognize additional goodwill or intangible assets impairments.

Restructuring

Restructuring charges related to all of our restructuring programs for fiscal years 2009 and 2008 were $18.1 million and $24.1 million, respectively. Beginning in the second half of fiscal year 2008 and continuing into fiscal year 2009, we implemented several restructuring activities in order to reduce costs given the decline in our net revenue; these restructuring activities are referred to as the “2008 Plan.” These restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. Restructuring charges associated with the 2008 Plan totaled of $18.3 million for fiscal year 2009 and consists of $12.9 million related to severance, $4.8 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other exit costs. The total cost of the restructuring activities related to the 2008 Plan is expected to be $41.6 million, of which $41.3 million has been incurred to date through fiscal year 2009. In addition, in fiscal year 2009, we recognized a credit of $0.2 million in our consolidated statement of operations associated with certain facility exit costs related to the First Technology Automotive Plan.

Interest expense

Interest expense for fiscal years 2009 and 2008 was $150.6 million and $197.8 million, respectively. Interest expense for fiscal year 2009 consists primarily of interest expense of $120.8 million on our outstanding debt, amortization of deferred financing costs of $9.1 million, $14.6 million of interest associated with our outstanding derivative instruments, $1.6 million of interest on line of credit and revolving credit facility fees and $3.7 million of interest associated with our capital lease and other financing obligations.

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

Interest income

Interest income for fiscal years 2009 and 2008 was $0.6 million and $1.5 million, respectively.

Currency translation gain/(loss) and other, net

Currency translation gain/(loss) and other, net for fiscal years 2009 and 2008 was $107.7 million and $55.5 million, respectively. Currency translation gain/(loss) and other, net for fiscal year 2009 consists primarily of gains of $120.1 million resulting from the extinguishment of debt, net gains of $2.6 million associated with our commodity forward contracts and net currency gains of $0.5 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation gain/(loss) and other, net for fiscal year 2009 also includes currency losses of $(13.6) million resulting from the re-measurement of our foreign currency denominated debt and an impairment loss of $(1.9) million associated with our manufacturing facilities classified as held for sale.

Currency translation gain/(loss) and other, net for fiscal year 2008 consists primarily of currency gains of $53.2 million resulting from the re-measurement of our foreign currency denominated debt and gains of $15.0 million resulting from the extinguishment of debt, offset by losses of $(8.3) million associated with our commodity forward contracts and net currency losses of $(5.0) million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Provision for income taxes

Provision for income taxes for fiscal years 2009 and 2008 totaled $43.0 million and $53.5 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill. Several factors contributed to the decrease in our income tax provision for fiscal year 2009 as compared to fiscal year 2008 including the composition of income and loss among jurisdictions, year-to-date earnings and a tax benefit related to the goodwill impairment recorded during the three months ended March 31, 2009.

Loss from discontinued operations

Loss from discontinued operations for fiscal years 2009 and 2008 totaled $0.4 million and $20.1 million, respectively.

Year Ended December 31, 2008 (“fiscal year 2008”) Compared to the Year Ended December 31, 2007 (“fiscal year 2007”)

Net revenue

Net revenue for fiscal year 2008 increased $19.4 million, or 1.4%, to $1,422.7 million from $1,403.3 million for fiscal year 2007. Net revenue increased 6.5% due to the acquisition of Airpax and 1.7% due to the favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in net revenue was partially offset by a 4.5% reduction due to volume, primarily in the controls business, pricing declines of 1.3% that are customary in our industry and a 1.0% reduction in net revenue associated with a settlement with a customer as described below. Net revenue excluding the effect of the Airpax acquisition would have decreased $72.0 million, or 5.1%.

Sensors business segment net revenue for fiscal year 2008 decreased $15.1 million, or 1.7%, to $867.4 million from $882.5 million for fiscal year 2007. Net revenue decreased due to a 2.1% reduction in pricing, a 1.6% reduction due to a charge associated with a settlement with a customer and 1.2% due to lower volumes. The decline in net revenue was partially offset by an increase of 2.1% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, and 1.1% due to the acquisition of Airpax. The volume declined in the Americas primarily due to weakness in the U.S. automotive end-market and the economy overall. In the fourth quarter of 2008, the declining economies in Europe and Asia also began to have an impact. The reduction in pricing is primarily due to incentives inherent in long-term customer agreements. A significant automotive customer alleged defects in certain of our pressure sensor products used in its product which is installed in automobiles. The customer claimed to have incurred costs to recall and repair certain of the systems in these automobiles. We contested its allegations believing the issue was caused by the customer’s failure to apply our product in accordance with product specifications. In 2008, however, we decided to settle this claim in an effort to ensure a continuing positive relationship with this customer. As a result, we recognized a charge to earnings during 2008 in the amount of €9.5 million. The settlement has not had a significant effect on the sales of any of our products. In addition, we believe that we still have a good relationship with this customer and continue to conduct business with them.

Controls business segment net revenue for fiscal year 2008 increased $34.5 million, or 6.6%, to $555.3 million from $520.8 million for fiscal year 2007. Controls net revenue increased 15.8% due to the acquisition of Airpax, 1.0% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate, and 0.1% due to an increase in pricing. The increase in net revenue was partially offset by a 10.3% decline in volume. The decline in unit volume was due to overall softness in certain of the controls business segment’s end-markets.

Cost of revenue

Cost of revenue for fiscal years 2008 and 2007 was $951.8 million and $944.8 million, respectively. Cost of revenue increased due primarily to the acquisition of Airpax. Excluding the impact of the Airpax acquisition, cost of revenue decreased primarily due to lower volumes and several cost savings measures announced to offset the impact of lower sales. Cost of revenue for fiscal year 2007 increased approximately $4.5 million due to the sale of inventory acquired in connection with the First Technology Automotive and Airpax business acquisitions. Upon the acquisition of these businesses, we recorded the acquired assets, including inventory, at fair value in accordance with ASC 805. This resulted in a higher carrying value for this inventory and a corresponding increase in cost of revenue when it was subsequently sold. There was no similar charge recognized during fiscal year 2008. Depreciation expense for fiscal years 2008 and 2007 totaled $51.4 million and $58.2 million, respectively. For fiscal years 2008 and 2007, $47.7 million and $55.7 million, respectively, of total depreciation expense incurred was included in cost of revenue.

Cost of revenue as a percentage of net revenue for fiscal years 2008 and 2007 was 66.9% and 67.3%, respectively. As a percentage of net revenue, cost of revenue decreased due to the absence of any charges associated with acquired inventory as described above and the cost savings measures noted above.

Research and development expense

R&D expense for fiscal years 2008 and 2007 totaled $38.3 million and $33.9 million, respectively. R&D expense as a percentage of net revenue for fiscal years 2008 and 2007 was 2.7% and 2.4%, respectively. R&D expense and R&D expense as a percentage of net revenue increased primarily due to our continued focus on development activities to accelerate long-term revenue growth.

Selling, general and administrative expense

SG&A expense for fiscal years 2008 and 2007 totaled $166.6 million and $166.1 million, respectively. SG&A expense as a percentage of net revenue for fiscal years 2008 and 2007 was 11.7% and 11.8%, respectively.

Amortization of intangible assets and capitalized software

Amortization expense associated with definite-lived intangible assets and capitalized software for fiscal years 2008 and 2007 was $148.8 million and $131.1 million, respectively. The increase in amortization expense is primarily due to the inclusion of a full year of amortization expense related to Airpax in fiscal year 2008. The Company completed the acquisition of Airpax in July 2007. Amortization expense as a percentage of net revenue was 10.5% and 9.3% for fiscal years 2008 and 2007, respectively. The increase in amortization expense as a percentage of net revenue is primarily due to the increase in amortization expense described above.

Impairment of goodwill

In 2008, in connection with our annual impairment review of goodwill, we determined that a portion of our goodwill associated with the Interconnection reporting unit was impaired. As a result, we recorded a goodwill impairment charge of $13.2 million. We believe that the current global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Given the volatility in the end-markets in which we serve and our financial results during the fourth quarter of fiscal year 2008, we updated our goodwill impairment analysis to reflect information and projections available to us as of December 31, 2008. No additional goodwill impairment charges were necessary. However, if certain assumptions, such as projections regarding the end-markets in which we serve, our financial projections, customer bankruptcies or any other factors discussed in “Critical Accounting Policies and Estimates—Impairment of Goodwill and Intangible Assets” were to change, we may be required to recognize charges in connection with goodwill and/or indefinite-lived intangible assets of some or all of our reporting units.

Restructuring

Restructuring charges during fiscal years 2008 and 2007 totaled $24.1 million and $5.2 million, respectively. During fiscal year 2008, we announced plans to reduce the workforce in several of our business centers and manufacturing facilities; these restructuring activities are referred to as the “2008 Plan.” As a result of these actions, we recognized charges totaling $23.0 million, of which $16.2 million relates to severance, $1.3 million relates to a pension enhancement provided to certain eligible employees under a voluntary retirement program, $3.6 million relates to pension curtailment and settlement charges and $1.9 million relates to other exit costs. We expect the cost of the restructuring activities related to the 2008 Plan, when complete, to total approximately $41.6 million, when combined with actions taken in fiscal year 2009. In addition, in fiscal year 2008 we incurred a charge of $1.1 million associated with certain facility exit costs related to the First Technology Automotive Plan.

During fiscal year 2007, we implemented voluntary early retirement programs in certain of our foreign operations. These programs offered eligible employees special termination benefits in exchange for their early retirement from the Company. As a result of these programs, 64 employees chose to leave the Company, opting for voluntary early retirement during fiscal year 2007.

Interest expense

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

Interest income

Interest income for fiscal years 2008 and 2007 totaled $1.5 million and $2.6 million, respectively.

Currency translation gain/(loss) and other, net

Currency translation gain/(loss) and other, net for fiscal years 2008 and 2007 totaled $55.5 million and $(105.4) million, respectively. Currency translation gain/(loss) and other, net for fiscal year 2008 consists primarily of currency gains of $53.2 million resulting from the re-measurement of our foreign currency denominated debt and gains of $15.0 million resulting from the extinguishment of debt, offset by losses of $(8.3) million associated with our commodity forward contracts and net currency losses of $(5.0) million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Currency translation loss and other for fiscal year 2007 consists primarily of the currency losses of $(111.9) million resulting from the re-measurement of our foreign currency denominated debt, offset by net currency gains of $6.9 million resulting from the re-measurement of our net monetary assets denominated in foreign currencies.

Provision for income taxes

Provision for income taxes for fiscal years 2008 and 2007 totaled $53.5 million and $62.5 million, respectively. Our tax provision consists of current tax expense, which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense, which primarily relates to amortization of tax-deductible goodwill.

Loss from discontinued operations

Loss from discontinued operations for fiscal years 2008 and 2007 was $20.1 million and $18.3 million, respectively. Fiscal year 2008 includes a loss from operations of our Vision business of $12.2 million and a loss of $7.9 million associated with measuring the net assets of the business at fair value less cost to sell and other exit costs. The loss from operations of our Vision business incurred during fiscal year 2007 was $18.3 million, which includes a charge associated with acquired in-process research and development expense of $5.7 million. On March 14, 2007, we acquired SMaL Camera for $12.0 million plus fees and expenses. We allocated $5.7 million of the purchase price to acquired in-process research and development projects. There was no acquired in-process research and development expense during fiscal year 2008.

Quarterly Results of Operations

The following tables set forth unaudited quarterly consolidated statement of operations data for fiscal years 2009 and 2008. We have prepared the statement of operations for each of these quarters on the same basis as the audited consolidated financial statements included elsewhere in this annual report and, in the opinion of the management, each statement of operations includes all adjustments, consisting solely of normal recurring adjustments, necessary for the fair statement of the results of operations for these periods. This information should be read in conjunction with the audited consolidated financial statements and related notes included elsewhere in this annual report. These quarterly operating results are not necessarily indicative of our operating results for any future period.

	(Unaudited)
	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
(Amounts in thousands)
Statement of Operations Data:
Net revenue	$338,089	$302,468	$255,371	$239,016	$267,585	$361,005	$406,221	$387,844
Cost of revenue	220,926	190,908	168,902	161,344	177,418	241,370	263,059	269,916
Research and development	4,104	3,569	3,960	5,163	6,895	10,142	10,417	10,802
Selling, general and administrative	31,439	33,178	30,051	31,614	37,857	36,502	45,054	47,152
Profit/(loss) from operations	43,546	32,224	12,246	(29,264)	(22,114)	33,083	45,516	23,527
Net income/(loss)	$14,146	$(54,024)	$23,074	$(10,185)	$(52,196)	$72,535	$(27,934)	$(126,888)
Other Financial Data:
EBITDA	$109,585	$49,234	$119,271	$89,492	$44,511	$186,995	$91,893	$(7,891)

	(Unaudited)
	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
(As a percentage of net revenue)
Statement of Operations Data:
Net revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenue	65.3	63.1	66.1	67.5	66.3	66.9	64.8	69.6
Research and development	1.2	1.2	1.6	2.2	2.6	2.8	2.6	2.8
Selling, general and administrative	9.3	11.0	11.8	13.2	14.1	10.1	11.1	12.2
Profit/(loss) from operations	12.9	10.7	4.8	(12.2)	(8.3)	9.2	11.2	6.1
Net income/(loss)	4.2%	(17.9)%	9.0%	(4.3)%	(19.5)%	20.1%	(6.9)%	(32.7)%
Other Financial Data:
EBITDA	32.4%	16.3%	46.7%	37.4%	16.6%	51.8%	22.6%	(2.0)%

The quarterly revenue trend in 2008 reflects the impact of reduced orders from our customers beginning in the third quarter due to the global economic crisis. This trend of declining revenue continued into the first quarter of 2009. In the second and third quarters of 2009 we believe that we have experienced higher volume due to an increase in orders from our customers as the global economy began to stabilize as well as from government incentive programs such as the “Car Allowance Rebate System” in the United States, the “New Countryside Initiative” in China, and supply chain replenishment.

In addition, cost of revenue as a percentage of net revenue increased from 63.1% during the three months ended September 30, 2009 to 65.3% during the three months ended December 31, 2009 due to the increased cost of freight, labor and commodities, offset by a favorable change in the mix of products sold. Cost of revenue as a percentage of net revenue decreased from 66.1% during the three months ended June 30, 2009 to 63.1% during the three months ended September 30, 2009 due to several factors, including the leverage effect associated with higher sales and fixed manufacturing expenses, a reduction in certain costs associated with moving manufacturing lines between manufacturing sites as part of our integration activities and a favorable change in the mix of products sold.

Net income/(loss) during the three months ended December 31, 2009, September 30, 2009 and June 30, 2009 was $14.1 million, $(54.0) million and $23.1 million, respectively. Net loss during the three months ended December 31, 2009, September 30, 2009 and June 30, 2009 included a net gain/(loss) of $14.9 million, $(35.0) million and $(62.5) million, respectively, associated with the translation of our Euro-denominated debt. Additionally, net loss during the three months ended June 30, 2009 included a net gain of $120.1 million related to the repurchases of outstanding Senior Notes and Senior Subordinated Notes. These items were recorded in Currency translation gain/(loss) and other, net in the consolidated statement of operations.

Reconciliation of Quarterly Non-U.S. GAAP Financial Measures

We define EBITDA as net income/(loss) before interest, taxes, depreciation and amortization. We believe that EBITDA is useful to investors in evaluating our operating performance because it is widely used by investors to measure a company’s operating performance without regard to certain items, such as interest expense, income tax expense and depreciation and amortization.

Our management uses EBITDA:

•	as a measure of operating performance;

•	for planning purposes, including the preparation of our annual operating budget;

•	to allocate resources to enhance the financial performance of our business;

•	to evaluate the effectiveness of our business strategies; and

•	in communications with our board of directors concerning our financial performance.

We understand that, although EBITDA is used by investors and securities analysts in their evaluation of companies, EBITDA has limitations as an analytical tool, and you should not consider them in isolation or as a substitute for analysis of our results of operations as reported under U.S. GAAP.

EBITDA should not be considered as an alternative to net income, profit from operations or any other measure of financial performance calculated and presented in accordance with U.S. GAAP. You are encouraged to evaluate these adjustments and the reasons we consider them appropriate.

The following unaudited table summarizes the calculations of EBITDA and provides a reconciliation to net income/(loss), the most directly comparable financial measure presented in accordance with U.S. GAAP, for the quarterly periods presented:

	(Unaudited)
	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
(in thousands)
Net income/(loss)	$14,146	$(54,024)	$23,074	$(10,185)	$(52,196)	$72,535	$(27,934)	$(126,888)
Provision for income taxes	7,882	16,648	10,876	7,641	1,306	16,613	19,722	15,890
Interest expense, net	35,114	36,472	36,270	42,160	46,224	48,995	50,315	50,803
Depreciation and amortization	52,443	50,138	49,051	49,876	49,177	48,852	49,790	52,304

EBITDA (unaudited)	$109,585	$49,234	$119,271	$89,492	$44,511	$186,995	$91,893	$(7,891)

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2009, 2008 and 2007. We have derived the summarized statements of cash flows for the years ended December 31, 2009, 2008 and 2007 from the audited consolidated financial statements, included elsewhere in this annual report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
(Amounts in millions)	2009	2008	2007
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net (loss)/income, adjusted for non-cash items	$128.9	$73.0	$127.0
Changes in operating assets and liabilities	59.3	(10.8)	41.0

Continuing operations	188.2	62.3	168.1
Discontinued operations	(0.4)	(14.4)	(12.8)

Operating activities	187.8	47.8	155.3
Investing activities:
Continuing operations	(15.4)	(38.5)	(343.7)
Discontinued operations	0.4	(0.2)	(12.0)

Investing activities	(15.1)	(38.7)	(355.7)
Financing activities	(102.3)	8.6	175.7

Net change	$70.4	$17.7	$(24.7)

Operating activities

Net cash provided by operating activities during fiscal year 2009 totaled $187.8 million compared to $47.8 million during fiscal year 2008. Changes in operating assets and liabilities for fiscal years 2009 and 2008 totaled $59.3 million and $(10.8) million, respectively. The most significant components to the change in operating assets and liabilities of $59.3 million for fiscal year 2009 was an increase in accounts payable and accrued expenses of $61.4 million and a decrease in inventories of $13.9 million, offset by an increase in accounts receivable of $35.1 million. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60-day payment terms. The increase in accounts receivable was due to higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenue during the fourth quarter of fiscal year 2008.

The most significant component to the change in operating assets and liabilities of $(10.8) million for fiscal year 2008 was the decrease in accounts payable and accrued expenses of $108.1 million, partially offset by the decrease in accounts receivable of $66.5 million and the decrease in inventories of $26.7 million. The decrease in accounts payable and accrued expenses was due to interest pre-payments on our U.S. and Euro term loan facilities and 11.25% Senior Subordinated Notes and payments to certain strategic vendors who agreed to migrate to 60-day payment terms. The decrease in accounts receivable reflects the decline in net revenue that occurred during the fourth quarter of fiscal year 2008, specifically the month of December. During December 2008, many of our facilities and the facilities of our largest customers were closed due to the economic environment. The decrease in inventory reflects actions we took to lower inventories given the decline in net revenue that occurred during the fourth quarter of fiscal year 2008.

As of December 31, 2009, we had commitments to purchase certain raw materials that contain various commodities, such as gold, silver, copper, nickel and aluminum. In general, the price for these products varies with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two- or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.

Net cash provided by operating activities during fiscal year 2008 totaled $47.8 million compared to $155.3 million during fiscal year 2007. Changes in operating assets and liabilities for fiscal years 2008 and 2007 totaled $(10.8) million and $41.0 million, respectively. The most significant component to the change in operating assets and liabilities of $41.0 million for fiscal year 2007 was the increase in accounts payable and accrued expenses of $45.9 million. The increase in accounts payable and accrued expenses was due to the higher level of overall operating costs and expenses and improvement surrounding management of disbursements. The improvement in the areas of disbursements was the result of an initiative to improve overall working capital which was put in place after the 2006 Acquisition.

Investing activities

Net cash used in investing activities during fiscal year 2009 totaled $15.1 million compared to $38.7 million during fiscal year 2008 and $355.7 million during fiscal year 2007. Net cash used in investing activities of $15.1 million and $38.7 million during fiscal years 2009 and 2008, respectively, consisted primarily of capital expenditures partially offset by the sale of assets. Capital expenditures during fiscal years 2009 and 2008 totaled $15.0 million and $41.0 million, respectively. Cash received from the sale of assets during fiscal years 2009 and 2008 totaled $0.6 million and $2.3 million, respectively.

Net cash used in investing activities of $355.7 million during fiscal year 2007 consisted primarily of the acquisitions of Airpax and capital expenditures. During July 2007, we acquired Airpax for total consideration of

$277.5 million, net of cash received and SMaL Camera for total consideration of $12.0 million. Capital expenditures during fiscal year 2007 totaled $66.7 million and included routine expenditures as well as expenditures associated with the 2006 Acquisition and build-out of a new building and real estate at our Malaysian operating subsidiary (Sensata Technologies Malaysia Sdn. Bhd.).

In 2010, we anticipate spending approximately $35.0 million to $45.0 million on capital expenditures. Capital expenditures will be funded with cash flow from operations.

Financing activities

Net cash (used in)/provided by financing activities during fiscal year 2009 totaled $(102.3) million compared to $8.6 million during fiscal year 2008 and $175.7 million during fiscal year 2007. Net cash used in financing activities during fiscal year 2009 consisted primarily of payments to purchase outstanding debt of $57.2 million, in addition to principal payments totaling $15.1 million on our U.S. dollar term loan and Euro term loan facilities and payments totaling $25.0 million on our revolving credit facility. The principal amount of the Senior Notes that were repurchased totaled $110.0 million, and the principal amount of the Senior Subordinated Notes that were repurchased totaled €54.3 million (or $72.5 million at the date of repurchase).

Net cash provided by financing activities of $8.6 million during fiscal year 2008 consisted primarily of $25.0 million of borrowings under the revolving credit facility and proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million, partially offset by principal payments totaling $(15.5) million on our U.S. dollar term loan and Euro term loan facilities, payments of debt issuance costs of $(5.2) million associated with the refinancing of the Senior Subordinated Term Loan utilized to finance the acquisition of Airpax and payments of $(6.7) million to repurchase 9% Senior Subordinated Notes. The principal amount of the 9% Senior Subordinated Notes that were repurchased totaled $22.4 million. During fiscal year 2008, we sold, and are now leasing back, our facility in Malaysia. We received proceeds of $12.6 million from this transaction, which has been accounted for as a financing arrangement, rather than a sale-leaseback, due to the nature of the terms of the lease.

Net cash provided by financing activities of $175.7 million during fiscal year 2007 consisted of the borrowings under the Senior Subordinated Term Loan of $195.0 million associated with the acquisition of Airpax, partially offset by principal payments totaling $(15.0) million on our U.S. term loan and Euro term loan facilities and payments of debt issuance costs of $(3.8) million associated with the refinancing of the Senior Subordinated Term Loan utilized to finance the acquisition of Airpax.

Indebtedness and Liquidity

Our liquidity requirements are significant due to the highly-leveraged nature of our company. As of December 31, 2009, we had $2,300.8 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

The following table outlines our outstanding indebtedness as of December 31, 2009 and the associated interest expense and interest rate for such borrowings for fiscal year 2009.

Description	Balance as of December 31, 2009	Interest Expense, Net for Fiscal Year 2009	Weighted- Average Annual Interest Rate
(Amounts in thousands)
Senior secured term loan facility (denominated in U.S. dollars)	$916,750	$25,855	2.75%
Senior secured term loan facility (€384.4 million)	551,350	19,840	3.56%
Revolving credit facility	—	605	4.25%
Senior Notes (denominated in U.S. dollars)	340,006	29,400	8.00%
Senior Subordinated Notes (€177.3 million)	254,303	23,893	9.00%
Senior Subordinated Notes (€137.0 million)	196,483	21,829	11.25%
Capital lease obligations	30,293	2,795	9.04%
Other financing obligations	11,641	879	7.50%
Amortization of financing costs	—	9,055
Bank fees and other	—	16,438

Total	$2,300,826	$150,589

We have a Senior Secured Credit Facility under which includes a $150.0 million revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of December 31, 2009, after adjusting for outstanding letters of credit with an aggregate value of $18.9 million, we had $131.1 million of borrowing capacity available under the revolving credit facility. As of December 31, 2009, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are stated to expire at various dates in 2010. We do not anticipate difficulty in renewing these letters of credit upon their expiration.

The Senior Secured Credit Facility also provides for an incremental term loan facility and/or incremental revolving credit facility in an aggregate principal amount of $250.0 million under certain conditions at the option of our bank group. During fiscal year 2006, to finance the purchase of First Technology Automotive, we borrowed €73.0 million ($95.4 million, at issuance), reducing the available borrowing capacity of this incremental facility to $154.6 million. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

The Senior Secured Credit Facility provides us with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving credit facility, or the “Revolving Credit Facility,” which includes a subfacility for swingline loans. The Revolving Credit Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or 1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. We are subject to a 50 basis point commitment fee on the unused portion of the Revolving Credit Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Credit Facility amount of $150.0 million. Amounts drawn under the Revolving Credit Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Credit Facility must be paid in full at the final maturity date of April 27, 2012.

We also have uncommitted local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $15.0 million as of December 31, 2009.

As of December 31, 2009, we had $1,468.1 million in term loans outstanding against our Senior Secured Credit Facility. Term loans are repayable at 1.0% per year in quarterly installments with the balance due in quarterly installments during the year preceding the final maturity of April 27, 2013. Interest on U.S. dollar term loans are calculated at LIBOR plus 175 basis points and interest on Euro term loans are calculated at EURIBOR plus 200 basis points. The spreads are fixed for the duration of the term loans. Interest payments on the Senior Secured Credit Facility are due quarterly. All term loan borrowings under the Senior Secured Credit Facility are pre-payable at our option at par.

All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of our indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax acquisition), collectively the “Guarantors.” The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

Our Senior Secured Credit Facility contains various affirmative and negative covenants that are customary for a financing of this type. The Senior Secured Credit Facility also requires us to comply with financial covenants, including covenants with respect to maximum leverage ratio and minimum interest coverage ratio which become more restrictive in the fourth quarter of fiscal year 2010. We satisfied all ratios required by our financial covenants with regard to our Senior Secured Credit Facility as of December 31, 2009.

We also issued 8% Senior Notes and 9% and 11.25% Senior Subordinated Notes.

The 8% Senior Notes mature on May 1, 2014. Each Senior Note bears interest at 8% per annum from April 27, 2006 (inception), or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the 2006 Acquisition. The Senior Notes issuance costs are being amortized over the eight year term of the Senior Notes using the effective interest method. The Senior Notes are unsecured.

The 9% Senior Subordinated Notes mature on May 1, 2016. Each 9% Senior Subordinated Note bears interest at a rate of 9% per annum from April 27, 2006 (inception), or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of such Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The 9% Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of such Senior Subordinated Notes were used to fund a portion of the 2006 Acquisition. The 9% Senior Subordinated Notes issuance costs are being amortized over the ten year term of the 9% Senior Subordinated Notes using the effective interest method. The 9% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future Senior Subordinated Notes.

The 11.25% Senior Subordinated Notes mature on January 15, 2014. Each 11.25% Senior Subordinated Note bears interest at a rate of 11.25% per annum from July 23, 2008, or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of such Senior Subordinated Notes of record at the close of business on January 1 or July 1 immediately preceding the interest payment date, on January 15 and July 15 of each year, commencing on January 15, 2009. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The 11.25% Senior Subordinated Notes were issued initially in an aggregate principal amount of €141.0 million. Proceeds from the issuance of the 11.25% Senior Subordinated Notes were used to refinance amounts outstanding under an existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007. The 11.25% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future Senior Subordinated Notes.

In addition, the indentures governing the 8% Senior Notes and 9% Senior Subordinated Notes and 11.25% Senior Subordinated Notes limit, under certain circumstances, our ability and the ability of our Restricted Subsidiaries (as defined under the Senior Secured Credit Facility) to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of exceptions and qualifications.

The Senior Secured Credit Facility and the 8% Senior Notes, 9% Senior Subordinated Notes and the 11.25% Senior Subordinated Notes contain customary events of default, including, but not limited to, cross-defaults among these agreements. An event of default, if not cured, could cause cross-default causing substantially all of our indebtedness to become due.

The subsidiary guarantors under the Senior Secured Credit Facility and the indentures governing the notes are generally not restricted in their ability to pay dividends or otherwise distribute funds to us, except for restrictions imposed under applicable corporate law. We, however, are limited in our ability to pay dividends or otherwise make other distributions to Sensata Intermediate Holding, our immediate parent company and, ultimately, to the Parent, under the Senior Secured Credit Facility and the indentures governing the notes. Specifically, the Senior Secured Credit Facility prohibits us from paying dividends or making any distributions to our parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business to the extent attributable to our business and the business of our subsidiaries and in the aggregate not to exceed $5 million in any fiscal year, plus reasonable and customary indemnification claims made by directors or officers of the Parent attributable to our ownership and the ownership of our Restricted Subsidiaries, (ii) franchise taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies, (iii) tax liabilities to the extent attributable to our business and the business of our subsidiaries, (iv) repurchase, retirement or other acquisition of equity interests of the Parent from certain present, future and former employees, directors, managers, consultants of the parent companies, us or our subsidiaries in an aggregate amount not to exceed $7.5 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (v) payment of dividends or distributions with proceeds from the disposition of certain assets (net of mandatory prepayments) in an amount not to exceed $200 million and (vi) dividends and other distributions in an aggregate amount not to exceed $25 million (subject to increase to $35 million if the leverage ratio is less than 5.0 to 1.0 and to $50 million if the leverage ratio is less than 4.0 to 1.0, plus, if the leverage ratio is less than 5.0 to 1.0, the amount of excess cash flow not otherwise applied).

The indentures generally provide that we can pay dividends and make other distributions to our parent companies in an amount not to exceed (i) 50% of our consolidated net income for the period beginning March 31, 2006 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities received by us after April 27, 2006 (inception) from the issuance and sale of our equity interests (subject to certain exceptions), plus

(iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to our capital after April 27, 2006 (inception), plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after April 27, 2007 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that we have a consolidated interest coverage ratio of greater than 2.0 to 1.0. The restrictions on dividends and other distributions contained in the indentures are subject to certain exceptions, including (i) the payment of dividends following the first public offering of the common stock of any of our direct or indirect parent companies in an amount up to 6.0% per annum of the net cash proceeds contributed to us in any such offering, (ii) the payment of dividends to permit any of our parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $75.0 million.

Repurchases of Indebtedness

On March 3, 2009, we announced the commencement of two separate cash tender offers related to our Senior Notes and our Senior Subordinated Notes. The cash tender offers settled during the three months ended June 30, 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing 24.4% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer for our Senior Subordinated Notes was oversubscribed and we accepted for purchase a pro rata portion of the Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to 1.00) representing approximately 12.0% of the outstanding Senior Subordinated Notes. We paid $50.7 million ($40.7 million for the Senior Notes and €7.6 million for the Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.

In addition, during the three months ended June 30, 2009, we agreed to purchase certain 9% Senior Subordinated Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to 1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retired the debt on May 25, 2009.

In conjunction with these transactions, we wrote off $5.3 million of debt issuance costs during the three months ended June 30, 2009 and recorded a net gain in Currency translation gain/(loss) and other, net of $120.1 million.

At various dates during 2008, we repurchased certain outstanding 9% Senior Subordinated Notes totaling €17.4 million (or $22.4 million at the date of repurchase). We paid $6.7 million (€5.3 million) to settle the transactions and retire the debt. In conjunction with these transactions, we wrote off $0.7 million of debt issuance costs during 2008 and recorded a net gain in Currency translation gain/(loss) and other, net of $15.0 million.

Capital Resources

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the quarters ended September 30, 2009 and December 31, 2009, these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

Our ability to raise additional financing and its borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 22, 2010, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was Caa1 with positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was CCC+ with positive outlook.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs. Further, our highly-leveraged nature may limit our ability to procure additional financing in the future.

As of December 31, 2009, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, refer to the notes to our audited consolidated financial statements, included elsewhere in this annual report, and Item 1A, “Risk Factors.”

Contractual Obligations and Commercial Commitments

The table below reflects our contractual obligations as of December 31, 2009. Amounts we pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior debt obligations principal(1)	$2,258.9	$15.2	$737.6	$1,251.8	$254.3
Senior debt obligations interest(2)	474.5	105.9	208.5	125.8	34.3
Capital lease obligations principal(3)	30.3	0.8	1.9	2.5	25.1
Capital lease obligations interest(3)	28.4	2.7	5.2	4.8	15.7
Other financing obligations principal(4)	11.6	1.1	1.6	0.3	8.6
Other financing obligations interest(4)	5.9	0.9	1.5	1.3	2.2
Operating lease obligations(5)	15.6	5.2	4.6	2.2	3.6
Non-cancelable purchase obligations(6)	47.0	15.6	13.9	8.1	9.4

Total(7)(8)	$2,872.2	$147.4	$974.8	$1,396.8	$353.2

(1)	Represents the contractually required principal payments under the senior debt obligations in existence as of December 31, 2009 in accordance with the required payment schedule.
(2)	Represents the contractually required interest payments on the senior debt obligations in existence as of December 31, 2009 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to December 31, 2009 on our variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2009, plus the appropriate credit spread. The three-month LIBOR and EURIBOR rates used in this calculation were 0.28% and 0.73%, respectively. Cash flows associated with all other future interest payments to be made on our variable rate debt were calculated using the interest rates in effect as of December 31, 2009, plus the appropriate credit spread. The three-month LIBOR and EURIBOR rates used in these calculations were 0.25% and 0.70%, respectively.
(3)	Represents the contractually required payments under the capital lease obligations in existence as of December 31, 2009 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(4)	Represents the contractually required payments under the financing obligations in existence as of December 31, 2009 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.
(5)	Represents the contractually required payments under the operating lease obligations in existence as of December 31, 2009 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.
(6)	Represents the contractually required payments under the various purchase obligations in existence as of December 31, 2009. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, no amounts are assumed to be prepaid and no assumptions were made for early termination of any obligations.
(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2009. The most significant foreign currency denominated obligation relates to our Euro-denominated debt. The U.S. dollar to Euro exchange rate as of December 31, 2009 was $1.43 to €1.00.

(8)	This table does not include the contractual obligations associated with the Company’s defined benefit and other post-retirement benefit plans. As of December 31, 2009, the Company has recognized an accrued benefit liability of $46.5 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 12 to our audited consolidated financial statements for further discussion on pension and other post-retirement benefits. This table also does not include $11.5 million of unrecognized tax benefits as of December 31, 2009, as the Company is unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 11 to our audited consolidated financial statements for further discussion on income taxes.

Legal Proceedings

We account for litigation and claims losses in accordance ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, the minimum potential loss contingency is recorded. They are often developed prior to knowing the amount of the ultimate loss. These estimates require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, the minimum loss amount can be increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

We have recorded litigation reserves of approximately $6.7 million as of December 31, 2009 for various claims and litigation matters, including those described in Item 3, “Legal Proceedings.” There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Seasonality

Because of the diverse nature of the markets in which we compete, our revenue is only moderately impacted by seasonality. However, our controls business has some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.

Restructuring Activity

In December 2006, we acquired First Technology Automotive. As part of the integration of this business, we closed several manufacturing facilities and business centers, and terminated 143 employees. In accordance with ASC Topic 805, Business Combinations (“ASC 805”), we recognized restructuring liabilities of $9.9 million in purchase accounting and recognized other charges in the consolidated statement of operations totaling $0.9 million related to these actions. The total charges of $0.9 million are comprised of charges of $1.1 million recognized during fiscal year 2008 and a credit of $0.2 million recognized during fiscal year 2009. The activities associated with the First Technology Automotive acquisition were completed in fiscal year 2008, and we anticipate the remaining payments associated with contractual lease obligations to be paid through 2014 due primarily to contractual lease obligations.

In July 2007, we acquired Airpax. As part of the integration of this business, we closed several manufacturing facilities and business centers, and terminated 331 employees. In accordance with ASC 805, we recognized restructuring liabilities of $6.5 million in purchase accounting. The activities associated with the Airpax acquisition were completed in fiscal year 2009 and we anticipate remaining payments to be paid through 2010.

During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. During fiscal year 2008, we recognized charges totaling $23.0 million, primarily related to severance, pension curtailment and settlement charges and other exit costs. During fiscal year 2009, we recognized charges totaling $18.3 million, of which $12.9 million relates to severance, $4.8 million relates to pension and $0.6 million relates to other exit costs. The total cost of these actions is expected to be $41.6 million excluding the impact of changes in foreign currency exchange rates, and affect 1,979 employees. The Company anticipates the actions described above to be completed during 2010 and the remaining payments paid through 2014 due primarily to contractual obligations.

For a reconciliation of the restructuring reserves referenced above refer to Note 8 to our audited consolidated financial statements, included elsewhere in this annual report.

Critical Accounting Policies and Estimates

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies, which may be affected by our estimates and assumptions, are more fully described in Note 2 to our audited consolidated financial statements, included elsewhere in this annual report.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements. Management believes the following critical accounting policies reflect its most significant estimates and assumptions used in the preparation of the consolidated financial statements.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of revenue from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. Sales returns have not historically been significant to our revenue and have been within the estimates made by management.

Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Impairment of Goodwill and Other Intangible Assets

Identification of reporting units. We have four reporting units: Sensors, Electrical Protection, Power Protection and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC Topic 350, Intangibles—Goodwill and other (“ASC 350”), which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create new reporting units.

Assignment of assets, liabilities and goodwill to each reporting unit. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets, including goodwill, and the liabilities to the affected reporting units. Some assets or liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt and deferred financing costs as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.

Accounting policies relating to goodwill and the goodwill impairment test. Companies acquired in business combinations are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2009, goodwill and other intangible assets totaled $1,530.6 million and $865.5 million, representing approximately 48% and 27% of our total assets, respectively.

In accordance with ASC 350, goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. We perform our annual evaluation of goodwill and other intangible assets for impairment at the reporting unit level in the fourth quarter of each fiscal year.

The first step of our annual evaluation is to compare the estimated fair value of the reporting units to their respective carrying values to determine whether there is an indicator of potential impairment. Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term.

If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, which is comprised of additional factors in assessing the fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the assembled workforce) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Estimated fair value for each reporting unit. In connection with our 2009 annual impairment review, we estimated the fair value of our reporting units using the discounted cash flow method.

For the discounted cash flow method, we prepared detailed annual projections of future cash flows for each reporting unit for fiscal years 2010 through 2014, the “Discrete Projection Period.” We estimated the value of the cash flows beyond fiscal year 2014, or the “Terminal Year,” by applying a multiple to the projected fiscal year 2014 EBITDA. The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital appropriate for each reporting unit. The estimated weighted-average cost of capital was derived, in part, from comparable companies appropriate to each reporting unit. For the Interconnection reporting unit, we prepared detailed annual projections of future cash flows and estimated the Terminal Year value by way of capitalizing these cash flows at a discount rate of 16.5%. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation were reasonable, and consistent with accepted valuation practices.

We also estimate the fair value of our reporting units using the guideline company method. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to each reporting unit. We calculated an implied EBITDA multiple (e.g., Invested Capital/ EBITDA) for each of the guideline companies and selected either the high, low or average multiple depending on various facts and circumstances surrounding the reporting unit and applied it to that reporting units’ trailing twelve month EBITDA. Although we estimate the fair value of our reporting units using the guideline method, we do so for corroborative purposes, and place primary weight on the discounted cash flow method.

The preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period.

Goodwill impairment. During the fourth quarter of 2008, we determined that goodwill associated with the Interconnection reporting unit was impaired and recorded a charge of $13.2 million in the consolidated statements of operations. During the first quarter of 2009, we determined that goodwill associated with the Interconnection reporting unit had become further impaired and recorded a charge of $5.3 million. In addition, we determined that certain intangible assets associated with the Interconnection reporting unit had become impaired during the first quarter of 2009 and recorded a charge of $14.6 million. We believe that the global economic crisis, the economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill and intangible assets. We believe that the global economic crisis and the economic conditions within the semiconductor end-market worsened from the fourth quarter of 2008 to the first quarter of 2009, leading to the second impairment charge.

The fair value and carrying value of the Interconnection reporting unit after the impairment charges in the first quarter of 2009 were $15.1 million and $14.1 million, respectively. The fair value and carrying value of the Interconnection reporting unit as of October 1, 2009 were $26.7 million and $14.7 million, respectively. The carrying values of goodwill and intangible assets associated with the Interconnection reporting unit as of December 31, 2009 were $3.3 million and $10.1 million, respectively.

As of October 1, 2009, we evaluated our goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and determined that the fair value exceeded the carrying value on that date. Should certain assumptions used in the development of the fair value of its reporting units change, we may be required to recognize additional goodwill or intangible assets impairments.

Events that have occurred since the latest annual goodwill impairment assessment. Our financial performance changed significantly during 2009. For example, our net revenue during the quarters ended March 31, 2009, June 30, 2009, September 30, 2009 and December 31, 2009 was $239.0 million, $255.4 million, $302.5 million and $338.1 million, respectively. We believe these changes generally follow the pattern of the performance in the various end-markets served by our customers. During the quarter ended December 31, 2009, we prepared our annual goodwill impairment analyses. The estimated fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units used in those analyses exceeded their carrying values by 147.1%, 116.3%, 26.1% and 81.3%, respectively.

We did not prepare updated interim goodwill impairment analyses as of December 31, 2009 for any reporting unit, as we believed, based on our financial performance during the fourth quarter of 2009, the financial forecasts and the improvement in the global economy and the end-markets our customers serve, that there were no indicators of potential impairments.

Types of events that could result in a goodwill impairment. As noted above, the preparation of the long-range forecasts, the selection of the discount rates and the estimation of the multiples or long-term growth rates used in valuing the Terminal Year involve significant judgments. Changes to these assumptions could affect the estimated fair value of our reporting units and could result in a goodwill impairment charge in a future period. We believe that a “double-dip” in the global economy, a scenario in which there is a short period of growth following the bottom of a recession, followed immediately by another sharp decline that results in another recession could require us to revise our long-term projections and could reduce the multiples applied to the Terminal Year value. Such revisions could result in a goodwill impairment charge in the future.

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

Definite-Lived Intangible Assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our definite-lived intangible assets to be held and used are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying amount over the fair value of those assets. Fair value is determined by using the appropriate income approach valuation methodology depending on the nature of the intangible asset.

Impairment of Long-Lived Assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the book value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about future conditions within the Company and the industry. If an asset is determined to be impaired, the impairment is measured by the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets.

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

Pension and Other Post-Retirement Benefit Plans

We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of our obligations and related expense of these plans recorded in our financial statements are based on certain assumptions. The most significant assumptions relate to the discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by us. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain)/loss. If total net (gain)/loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the benefit plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in our financial statements. In estimating this rate, we consider rates of return on high-quality fixed income investments included in various published bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

To determine the expected return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy and asset mix with respect to the plans’ funds.

The rate of increase in healthcare costs directly impacts the estimate of our future obligations in connection with our post-retirement medical benefits. Our estimate of healthcare cost trends is based on historical increases in healthcare costs under similarly designed plans, the level of increase in healthcare costs expected in the future and the design features of the underlying plans.

Share-Based Payment Plans

In December 2004, the FASB issued guidance now codified within ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). ASC 718 requires that new, modified and unvested share-based compensation arrangements with employees, such as stock options and restricted stock units, be measured at fair value and recognized as compensation expense over the requisite service period.

Our outstanding option awards are divided into three tranches. The first tranche is subject to time vesting. The second and third tranches are subject to time vesting and, additionally, the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

The fair value of the Tranche 1 options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, dividend yield/interest yield, expected volatility, risk-free interest rate and expected term. The expected term of the time vesting options was based on the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We consider the historical and implied volatility of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options. Ultimately, we utilize the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The dividend yield is based on management’s judgment with input from our board of directors.

We perform contemporaneous valuations to estimate the fair value of the Company’s ordinary shares in connection with the issuance of share-based payment awards. We rely on these valuation analyses in determining the fair value of the share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

For significant awards, such as the one on September 4, 2009 and the one on December 9, 2009, the valuation analysis of the ordinary shares of the Company utilizes a combination of the discounted cash flow method and the guideline company method. For less significant awards, we rely solely on the discounted cash flow method. For the discounted cash flow method, we prepare detailed annual projections of future cash flows over a period of five fiscal years, or the “Discrete Projection Period.” We estimate the total value of the cash flow beyond the final fiscal year by applying a multiple to the final projected fiscal year EBITDA, or the “Final Fiscal Year.” The cash flows from the Discrete Projection Period and the Final Fiscal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Final Fiscal Year valuation, are reasonable and consistent with accepted valuation practices. For the guideline company method, we perform an analysis to identify a group of publicly-traded companies that are comparable to our company. Many of the companies with whom we compete are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we turn to publicly-traded companies that we believe operate in industries similar to our own. We calculate an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and select the appropriate multiple to apply to our EBITDA (our fiscal year 2010 projected EBITDA in the case of the awards issued on September 4, 2009 and December 9, 2009) depending on the facts and circumstances. For the awards issued on September 4, 2009 and December 9, 2009, the resulting enterprise value under this guideline company method was within 10% of the enterprise value under the discounted cash flow method. For these grants, we utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we apply a marketability discount (6.0% for the awards issued on September 4, 2009 and 5.0% for the award issued on December 9, 2009) to the implied value of equity. We believe that the overall approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of the Tranche 2 and 3 options are estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of Tranche 1 options in addition to assumed time to liquidity and probability of an initial public offering versus a disposition. The assumed time to liquidity and probability of an initial public offering versus a disposition are based on management’s judgment with input from our board of directors. If a liquidity event occurs, we will be required to recognize compensation expense over the remaining service period of the awards, including a cumulative catch-up adjustment for previously unrecognized compensation expense, regardless of whether or not the Sponsors achieve the specified returns. As of December 31, 2009, there was $21.2 million of unrecognized compensation expense related to non-vested Tranche 2 options, including former Tranche 3 options that were converted to Tranche 2 options during the three months ended September 30, 2009. We expect a public offering of our Parent, if successful, to qualify as a liquidity event.

The forfeiture rate is based on our estimated forfeitures by plan participants due to the lack of historical forfeiture data necessary to provide a reasonable basis upon which to estimate a rate.

We granted the following share-based awards during the year ended December 31, 2009:

Grant Date	Number of options	Number of restricted stock units	Original Exercise Price	Modified Exercise Price	Fair value of ordinary shares on date of grant	Fair value of ordinary shares on date of most recent modification	Intrinsic value per share based on fair value of ordinary shares as of December 31, 2009

May 21, 2009(1)	75,000	—	$6.30	$14.80	$6.30	$17.48	$5.23
September 4, 2009(2)	950,000	—	7.00	14.80	14.80	17.48	5.23
December 9, 2009	350,000	—	17.48	NA	17.48	NA	2.55
December 9, 2009	—	380,900	NA	NA	17.48	NA	20.03

(1)	The award granted on May 21, 2009 for 75,000 options was cancelled and reissued on September 4, 2009. The exercise price of the reissued award increased from $6.30 to $7.00. On December 8, 2009, the award was again cancelled and reissued. The exercise price of the reissued award increased from $7.00 to $14.80.
(2)	On December 8, 2009, all of the awards granted on September 4, 2009 were cancelled and reissued. The Board determined that the exercise price of the options granted on September 4, 2009 was established at less than the fair market value of the underlying shares. The exercise price of these options was reset on December 8, 2009 to $14.80, the fair market value of the ordinary shares on September 4, 2009. All other terms and provisions of the options granted, including the dates of vesting, remained unchanged and in full force and effect.

During 2009, we amended our First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan to increase the ordinary shares reserved for issuance and to change the vesting rules by changing the performance measure of Tranche 3 options to equal that of the Tranche 2 options. Refer to Item 11, “Executive Compensation—Compensation Discussion and Analysis—Components of Compensation—Equity Compensation,” for further discussion of our share-based payment plans.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. We are currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for us, with early adoption prohibited. We do not expect the adoption to have a material effect on our financial position or results of operations.

The Company adopted the following accounting standards during fiscal year 2009:

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 describes various valuation methods that can be applied to estimating the fair values of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the first interim or annual reporting period commencing after August 27, 2009, which was October 1, 2009 for us. The adoption of ASU 2009-05 did not have any effect on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification superseded all existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual reporting periods ending after September 15, 2009. We adopted ASC 105 in our interim reporting for the period ended September 30, 2009. The adoption of ASC 105 is for disclosure purposes only and did not have any effect on our financial position or results of operations.

In May 2009, the FASB issued guidance now codified within ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes standards for accounting for and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. We adopted these amendments within our interim reporting for the period ended June 30, 2009. The adoption did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued guidance now codified within ASC 820. ASC 820 removes leasing transactions and related guidance from its scope. These amendments delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. We adopted these amendments on January 1, 2009. The adoption did not have a material effect on our financial position or results of operations. In addition, ASC 820 provides further guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820 requires disclosure in interim and annual reporting periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, and shall be applied prospectively, with early adoption permitted. We adopted these amendments in our interim reporting for the period ended June 30, 2009. The adoption did not have a material effect on our financial position or results of operations.

In April 2009, the FASB issued guidance now codified within ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires disclosure about the fair value of financial instruments for interim reporting periods as well as in annual financial statements in a form that makes it clear whether the fair value and carrying amounts represent assets or liabilities and how the carrying amounts are classified within the statement of financial position. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for us, with early adoption permitted, and do not require disclosures for earlier periods presented for comparative purposes at adoption. We adopted these amendments in our interim reporting for the period ended June 30, 2009. The adoption is for disclosure purposes only and did not have any effect on our financial position or results of operations.

In December 2008, the FASB issued guidance now codified within ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plans, enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. The guidance shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. We adopted the guidance in our annual reporting for the year ended December 31, 2009. The adoption is for disclosure purposes only and did not have any effect on our financial position or results of operations.

In April 2008, the FASB issued guidance now codified within ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). ASC 350 outlines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in accordance with ASC 350 and other U.S. GAAP authoritative literature. These amendments shall be applied prospectively to all intangible assets acquired after its effective date. We adopted these amendments effective January 1, 2009. The adoption did not have a material effect on our financial position or results of operations.

In March 2008, the FASB issued guidance now codified within ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The Company adopted these amendments on January 1, 2009 on a prospective basis and has included the required disclosures in Note 19. The adoption did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. The amendments are effective for fiscal years beginning on or after December 15, 2008 and were adopted by us on January 1, 2009 on a prospective basis. The adoption did not have a material effect on our financial position or results of operations.

In December 2007, the FASB issued guidance now codified within ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices. ASC 805 also changes the definition of a business to exclude consideration of certain resulting outputs used to generate revenue. ASC 805 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. We adopted ASC 805 on January 1, 2009. The adoption did not have a material effect on our financial position or results of operations.

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

By using derivative instruments, we are subject to credit and market risk. The fair market value of the derivative instruments is determined by using valuation models whose inputs are derived using market observable inputs, including interest rate yield curves, as well as foreign exchange and commodity spot and forward rates, and reflects the asset or liability position as of the end of each reporting period. When the fair value of a derivative contract is positive, the counterparty owes us, thus creating a receivable risk for us. We are exposed to counterparty credit risk in the event of non-performance by counterparties to our derivative agreements. We minimize counterparty credit (or repayment) risk by entering into transactions with major financial institutions of investment grade credit rating.

Our exposure to market risk is not hedged in a manner that completely eliminates the effects of changing market conditions on earnings or cash flow.

Interest Rate Risk

Given the leveraged nature of our company, we have significant exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on our outstanding and forecasted debt, we have executed interest rate swaps, interest rate collars and interest rate caps.

In June 2006, we executed U.S. dollar interest rate swap contracts covering $485.0 million of variable rate debt. The interest rate swaps amortize from $485.0 million on the effective date to $25.0 million at maturity in January 2011. We entered into the interest rate swaps to hedge a portion of our exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of our variable rate debt to fixed rates.

The swaps are accounted for in accordance with ASC 815, Derivatives and Hedging (“ASC 815”). No ineffective portion was recorded to earnings during fiscal years 2009, 2008 or 2007. The critical terms of the interest rate swap are identical to those of the designated variable rate debt under our Senior Secured Credit Facility. The 3-month LIBOR rate was 0.25% as of December 31, 2009.

The terms of the swap as of December 31, 2009 are as follows:

Current Notional Principal Amount (U.S. dollars in millions)	Final Maturity Date	Receive Variable Rate	Pay Fixed Rate
$115.0	January 27, 2011	3-month LIBOR	5.377%

In June 2006, we executed several Euro interest rate collar contracts covering €750.0 million of variable rate debt. Since June 2006, certain Euro interest rate collars have expired. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our Euro-denominated debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on our Euro-denominated variable rate debt at prevailing market rates. The 3-month EURIBOR rate was 0.70% as of December 31, 2009.

The terms of the remaining collars as of December 31, 2009 are as follows:

Current Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
€245.0	Amortizing	July 28, 2008	April 27, 2011	4.40%	3.55%-4.40%	3.55%

In March 2009, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro-denominated term loans.

The terms of the interest rate caps as of December 31, 2009 are as follows:

Current Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
$600.0	Amortizing	March 5, 2009	April 29, 2013	5.00%
€100.0	Amortizing	March 5, 2009	April 29, 2013	5.00%

As of December 31, 2009, we had Euro-denominated debt of €698.7 million ($1,002.1 million).

The significant components of our long-term debt are as follows:

(Amounts in thousands)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2009	Fair value as of December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.75%	$916.7	$819.1
Senior secured term loan facility (€384.4 million)	3.56%	551.4	476.2
Senior Notes (denominated in U.S. dollars)	8.00%	340.0	333.0
Senior Subordinated Notes (€177.3 million)	9.00%	254.3	240.6
Senior Subordinated Notes (€137.0 million)	11.25%	196.5	194.5

Total(1)		$2,258.9	$2,063.4

(1)	Total outstanding balance excludes capital leases and other financing obligations of $41.9 million.

As of December 31, 2009, we had total U.S. dollar and Euro-denominated variable rate debt with an outstanding balance of $1,468.1 million issued under our Senior Secured Credit Facility, as follows:

•

$916.7 million of U.S. dollar denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $9.3 million. This increase would be offset by a reduction of $3.2 million in interest expense resulting from the Company’s $115.0 million of variable to fixed interest rate swaps adjusted for quarterly amortization.

•

€384.4 million (equivalent to $551.4 million as of December 31, 2009) of variable rate debt. An increase of 100 basis points in the EURIBOR rate would result in additional annual interest expense of $5.6 million at an exchange rate of $1.43 to €1.00 as of December 31, 2009. Depending upon prevailing EURIBOR rates, this increase may be offset by a reduction in interest expense resulting from our €245.0 million of interest rate collars.

We have $340.0 million of 8.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would (decrease)/increase by $11.9 million.

We have €177.3 million (equivalent to $254.3 million as of December 31, 2009) of 9.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would (decrease)/increase by $11.3 million.

We have €137.0 million (equivalent to $196.5 million as of December 31, 2009) of 11.25% fixed rate debt. If market rates relating to this debt increased/(decreased) by 1 percentage point, the fair value of the debt would (decrease)/increase by $6.2 million.

Foreign Currency Risks

We are also exposed to market risk from changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts which are not designated for hedge accounting treatment in accordance with ASC 815 which may result in volatility to earnings depending upon fluctuations in the underlying markets.

Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, Great Britain pound and Brazilian real. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.

Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows on our outstanding debt, in December 2009, we executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. In accordance with ASC 815, we recognized the change in the fair value of the derivative in the statement of operations as a gain or loss within Currency translation gain/(loss) and other, net. During fiscal year 2009, we recognized a net loss of $0.1 million associated with this derivative.

The terms of the Euro call option as of December 31, 2009 are as follows:

Current Notional Principal Amount (Euros in millions)	Final Maturity Date	Strike Price
€100.0	May 24, 2010	$1.55 to €100.0

The table below presents our Euro-denominated financial instruments and other monetary net assets as of December 31, 2009 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% increase/(decrease) to the U.S. dollar to Euro exchange rate.

(Amounts in millions)	Asset/(liability) balance as of December 31, 2009		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Debt	€(698.7)	$(1,002.1)	$(100.2)	$100.2
Interest rate collar	€(5.8)	$(8.6)	$(0.9)	$0.9
Interest rate cap	€0.1	$0.2	$—	$—
Euro call option	€0.7	$1.0	$0.1	$(0.1)
Other monetary net assets(1)	€47.5	$68.1	$6.8	$(6.8)

(1)	Other monetary net assets include cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations and other long-term liabilities.

Commodity Risk

We enter into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, aluminum, nickel and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain/(loss) and other, net. During fiscal years 2009, 2008 and 2007, we recognized a net gain/(loss) of $2.6 million, $(8.3) million and $(0.6) million, respectively, associated with these derivatives.

The table below presents our commodity forward contracts as of December 31, 2009 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity.

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Asset (liability) balance as of December 31, 2009	Notional	Average Contract Price Per Unit	Average Forward Price as of December 31, 2009	Expiration
						10% increase in the forward price	10% (decrease) in the forward price

Silver	$(0.2)	273,695 troy oz	$17.50	$16.85	Various dates during 2010	$0.5	$(0.5)

Gold	$—	1,984 troy oz	$1,106.71	$1,097.15	Various dates during 2010	$0.2	$(0.2)

Nickel	$—	207,912 pounds	$8.36	$8.43	Various dates during 2010	$0.2	$(0.2)

Aluminum	$0.2	1,886,077 pounds	$0.94	$1.02	Various dates during 2010	$0.2	$(0.2)

Note:	In addition to the asset balances in the above table, we had an asset balance of $0.5 million related to commodity forward contracts that had expired prior to December 31, 2009 but paid within a few days after December 31, 2009.

Off-Balance Sheet Arrangements

From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations arise in two contexts. First, in connection with any asset sales by us, the asset sale agreement typically contains standard provisions requiring us to indemnify the purchaser for breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as sales agreements, which contain indemnification provisions relating to product quality, intellectual property infringement and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Any future liabilities due to these indemnities cannot be reasonably estimated or accrued.

In May 2009, Sensata Technologies, Inc., an indirect and wholly-owned subsidiary of the Company, negotiated a transition production agreement with Engineered Materials Solutions, LLC to ensure the continuation of supply of certain materials. Engineered Materials Solutions is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The Electrical Contact Systems, or “ECS,” business unit of Engineered Materials Solutions is the primary supplier to us for electrical contacts used in the manufacturing of certain of our controls products. We entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. Since that time, we have been developing a second source supplier. If Engineered Material Solutions was unable to continue as a supplier, the current amount of revenue for which we would not have an alternative supplier or existing inventory would be approximately $61.0 million. Under the transition production agreement, the ECS business unit is required to produce electrical contacts for us for a term of 270 days from May 11, 2009, or until February 5, 2010. We are currently negotiating a possible extension of the term with Engineered Materials Solutions but the outcome of that negotiation remains uncertain. Our principal obligations under the transition production agreement are to provide silver to Engineered Materials Solutions to enable the production of electrical contacts and to purchase these contacts at quantity and price levels that ensure the ECS business unit operates at a break even level. The transition production agreement allowed for the purchase of certain equipment by us in addition to the settlement of outstanding payables to Engineered Materials Solutions. We accounted for this transaction as an asset purchase during the three months ended June 30, 2009. Under the silver consignment agreement, we are required to pay the consignor as the silver is consumed and sold to end-customers. Upon termination of this agreement, we must either pay for the silver or return it. We have issued a letter of credit to the consignor in the amount of $12.0 million which expires on June 30, 2010.

Because we purchase various types of raw materials and component parts from suppliers, such as from Engineered Materials Solutions described above, we may be materially and adversely affected by failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. This risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective. As we continually review the performance and price competitiveness of our suppliers, we may occasionally seek to engage new suppliers with which we have little or no experience. For example, we do not have a prior relationship with all of the suppliers that we are qualifying for the supply of contacts. The use of new suppliers can pose technical, quality and other risks. See Item 1A, “Risk Factors,” included elsewhere in this annual report.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to Item 15, “Exhibits and Financial Statement Schedules.”

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

The required certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are included as Exhibits 31.1-31.3 to this Annual Report on Form 10-K. The disclosures set forth in this Item 9A contain information concerning the evaluation of our disclosure controls and procedures, management’s report on internal control over financial reporting and changes in internal control over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 9A for a more complete understanding of the matters covered by the certifications.

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company’s internal control system was designed to provide reasonable assurance to the Company’s management, Board of Directors and shareholders regarding the preparation and fair presentation of the Company’s published financial statements in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management of the Company; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has concluded that, as of December 31, 2009, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included below.

/s/ SENSATA TECHNOLOGIES B.V.

Almelo, The Netherlands

January 28, 2010

Report of Independent Registered Accounting Firm

The Board of Directors

Sensata Technologies B.V.

We have audited Sensata Technologies B.V.’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sensata Technologies B.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sensata Technologies B.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2009 of Sensata Technologies B.V. and our report dated January 28, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Boston, Massachusetts

January 28, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table presents information as of January 28, 2010 regarding individuals who serve as directors and executive officers of the Registrant’s primary operating subsidiary, Sensata Technologies, Inc.

Name	Age	Position(s)
Thomas Wroe	59	Chief Executive Officer and Chairman of the Board
Martha Sullivan	53	Executive Vice President, Chief Operating Officer and Executive Director
Jeffrey Cote	43	Executive Vice President, Chief Financial Officer and Executive Director
Donna Kimmel	47	Senior Vice President, Human Resources
Steve Major	52	Senior Vice President, Sensors
Richard Dane, Jr.	54	Senior Vice President, Global Operations
Martin Carter	46	Senior Vice President, Controls
Ed Conard	53	Non-Executive Director
Paul Edgerley	54	Non-Executive Director
John Lewis	45	Non-Executive Director
Walid Sarkis	40	Non-Executive Director
Michael Ward	46	Non-Executive Director
Stephen Zide	49	Non-Executive Director

Thomas Wroe has served as Chief Executive Officer and a director since the completion of the 2006 Acquisition, and as Chairman of the Board since June 2006. Mr. Wroe served as the President of the S&C business of Texas Instruments since June 1995 and as a Senior Vice President of Texas Instruments since March 1998. Mr. Wroe was with Texas Instruments since 1972, and prior to becoming President of the S&C business, Mr. Wroe worked in various engineering and business management positions. Mr. Wroe also serves on the board of directors of Chase Corporation.

Martha Sullivan was appointed Executive Vice President and Chief Operating Officer by the Board of Directors in January 2007. She has served as Chief Operating Officer and a director since the completion of the 2006 Acquisition. Ms. Sullivan served as Sensor Products Manager for the S&C business of Texas Instruments since June 1997 and as a Vice President of Texas Instruments since 1998. Ms. Sullivan was with Texas Instruments since 1984 in various engineering and management positions, including Automotive Marketing Manager, North American Automotive General Manager and Automotive Sensors and Controls Global Business Unit Manager.

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

Donna Kimmel was appointed Senior Vice President, Human Resources by the Board of Directors in January 2007. She has served as Vice President, Human Resources since the completion of the 2006 Acquisition. Ms. Kimmel served as Human Resources Manager for the S&C business of Texas Instruments since January 2005 and as Vice President of Texas Instruments since 2005. Prior to that, Ms. Kimmel served as Worldwide Business HR Manager for the Broadband Communications Group of Texas Instruments from January 2000 to January 2005 and as Worldwide Manager of Leadership and Organization Development for Texas Instruments from 1997 to January 2000. Prior to joining Texas Instruments, Ms. Kimmel held various human resources management positions in the financial services industry.

Steve Major was appointed Senior Vice President, Sensors by the Board of Directors in January 2007. He has served as Vice President, Sensors since the completion of the 2006 Acquisition. Mr. Major served as the

General Manager for North American Automotive Sensors for the S&C business of Texas Instruments since 2000. Mr. Major joined Texas Instruments in 1983 after serving four years in the United States Army.

Richard Dane, Jr. was appointed Senior Vice President, Global Operations by the Board of Directors in January 2007. He has served as Vice President, Operations since the completion of the 2006 Acquisition. Mr. Dane served as Best Cost Producer Strategy Manager for the S&C business of Texas Instruments since April 2001 and as a Vice President of Texas Instruments since 2002. Mr. Dane joined Texas Instruments in 1977, and has been employed in various management positions including S&C General Manager in Canada, Radio Frequency Identification Systems General manager in Germany and S&C Best Cost Producer Strategy Manager.

Martin Carter was appointed Senior Vice President, Controls by the Board of Directors in December 2009. Mr. Carter has served as Senior Vice President, Controls since December 2009. From 2007 to 2009, Mr. Carter served as the Vice President and General Manager of Kaiser Aluminum. From 2001 to 2006, Mr. Carter was President of Hydro Aluminum North America and Norsk Hydro North America.

Ed Conard has served as a director since the completion of the 2006 Acquisition. Mr. Conard was a Managing Director of Bain Capital from 1993 to 2007. Prior to joining Bain Capital, Mr. Conard was a director of Wasserstein Perella from 1990 to 1992 where he headed the firm’s Transaction Development Group. Previously, Mr. Conard was a Vice President at Bain & Company, where he headed the firm’s operations practice and managed major client relationships in the industrial manufacturing and consumer goods industries. Mr. Conard also has experience as both a product and manufacturing engineer in the automobile industry. Mr. Conard serves on the board of directors of Broder Bros., Co., Unisource Worldwide, Inc. and Waters Corp.

Paul Edgerley has served as a director since the completion of the 2006 Acquisition. He is a Managing Director of Bain Capital, where he has worked since 1988. Prior to joining Bain Capital, Mr. Edgerley spent five years at Bain & Company where he worked as a consultant and a manager in the healthcare, information services, retail and automobile industries. Previously he worked for Peat Marwick Mitchell & Company. Mr. Edgerley also serves on the board of directors of Keystone Automotive Operations, Inc., Steel Dynamics, Inc., HD Supply Inc., GOME Electrical Appliances Holding Limited, MEI Conlux and Sunac Group.

John Lewis has served as a director since the completion of the 2006 Acquisition. John Lewis is a Partner and Chief Investment Officer of Unitas Capital. Prior to joining Chase Capital Partners in 1996, Mr. Lewis was a member of Chase Manhattan Bank’s Merchant Banking Group in Hong Kong for two years, where he was responsible for developing Chase’s direct investment business in Asia. Previously, he worked in Chase’s Merchant Banking Group in New York for four years. Mr. Lewis also serves on the board of directors of Edwards Group Ltd., KD Blue Sky Technologies Ltd. and Wuhan Kaidi Electric Power Environmental Protection Co. Ltd.

Walid Sarkis has served as a director since the completion of the 2006 Acquisition. Mr. Sarkis is a Managing Director of Bain Capital, where he has worked since 1997. Prior to joining Bain Capital, Mr. Sarkis was a consultant with the Boston Consulting Group in France where he provided strategic and operational advice to companies in the consumer products and industrial goods sectors. Previously he was an officer in the French Army. Mr. Sarkis also serves as a director of Ideal Standard International, FCI S.A. and Novacap SAS.

Michael Ward has served as director since the completion of the 2006 Acquisition. Mr. Ward is a Managing Director of Bain Capital and joined the firm in 2003. From 1997 through 2003 Mr. Ward was President and Chief Operating Officer of Digitas. Prior to Digitas, Mr. Ward spent four years with Bain & Company and nine years with PricewaterhouseCoopers LLP. Mr. Ward serves on the board of directors of Toys R Us and The Weather Channel.

Stephen Zide has served as a director since the completion of the 2006 Acquisition. Mr. Zide has been a Managing Director of Bain Capital since 2001 and joined the firm in 1997. From 1998 to 2000, Mr. Zide was a Managing Director of Pacific Equity Partners, a strategic partner of Bain Capital in Sydney, Australia. Prior to joining Bain Capital, Mr. Zide was a partner of the law firm of Kirkland & Ellis LLP, where he was a founding member of the New York office and specialized in representing private equity and venture capital firms. Mr. Zide also serves on the board of directors of Edcon Holdings (Proprietary) Limited, Innophos Holdings, Inc., Keystone Automotive Operations, Inc., HD Supply Inc. and The Weather Channel.

Family Relationships

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

Committees of the Board of Directors

Following the 2006 Acquisition, the board of directors of STI established an audit committee and an executive, compensation and governance committee.

Audit Committee

The audit committee oversees the financial reporting process and is concerned with compliance with accounting policies, legal requirements and internal controls. It interacts with and evaluates the effectiveness of the external and internal audit process and reviews compliance with STI’s code of conduct.

The audit committee consists of two directors of the board, Michael Ward and Stephen Zide, with Mr. Ward acting as the audit committee chairman. Either Mr. Ward or Mr. Zide may qualify as an independent director based on the definition of independent director set forth in Section 303A.02 of The New York Stock Exchange (“NYSE”) Listed Company Manual. The board has determined that Mr. Ward is an Audit Committee financial expert under the rules of the SEC. The Audit Committee meets with senior management, which includes the chief executive officer and the chief financial officer, at least four times a year. The external auditors attend these meetings and have unrestricted access to the audit committee and its chairman.

Executive, Compensation & Governance Committee

The executive, compensation and governance committee is comprised of Messrs. Ward and Zide. Either Mr. Ward and Mr. Zide may qualify as independent director based on the definition of an independent director. The executive, compensation and governance committee is responsible for reviewing and approving the compensation for the officers and Named Executive Officers. The executive, compensation and governance committee reviews the overall compensation philosophy and objectives on an annual basis.

ITEM 11.	EXECUTIVE COMPENSATION

The following discussion and analysis of compensation arrangements should be read with the compensation tables and related disclosures set forth below. This discussion contains forward-looking statements that are based on our current plans, consideration, expectation and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from currently planned programs as summarized in this discussion.

Compensation Discussion and Analysis

Since the 2006 Acquisition, our business has been managed under the direction of the board of directors and executive officers of our principal operating subsidiary, STI. This Compensation Discussion and Analysis section describes the material elements of STI’s compensation programs for their executives, including the Named Executive Officers as listed in the Summary Compensation Table below. This section also provides an overview of STI’s executive compensation philosophy and analyzes how and why the compensation committee arrives at specific compensation decisions and policies.

Compensation Philosophy and Objectives

Our philosophy in establishing compensation policies for our officers and executive officers, including the Named Executive Officers, is to align compensation with our strategic goals and our sponsors’ growth objectives, while concurrently providing competitive compensation that enables us to attract and retain highly qualified executives.

The primary objectives of our compensation policies for officers and executive officers, including Named Executive Officers, are to:

•	attract and retain officers and executive officers by offering total compensation that is competitive with that offered by similarly situated companies and rewarding outstanding personal performance;

•	achieve our long-term value creation objectives as outlined by our sponsors;

•	promote and reward the achievement of short-term objectives; and

•

align the interests of our officers and executive officers, including our Named Executive Officers, with those of the Company by making long-term incentive compensation dependent upon financial performance.

Executive compensation is based on our pay-for-performance philosophy, which emphasizes both company and individual performance measures that correlate closely with the achievement of both short- and long-term performance objectives as set by our sponsors. To motivate our officers and executive officers, including our Named Executive Officers, we focus primarily on equity compensation that is tied directly to long-term value creation goals. Additionally, we provide competitive cash compensation rewards to our officers and executive officers, including our Named Executive Officers, that focus on the achievement of short-term objectives.

By design, our base salaries are below market, offset by the longer term potential value of the equity compensation, and by the opportunity for annual incentive bonuses and participation in a profit sharing program.

For years in which we perform well, the officers and executive officers, including the Named Executive Officers, can earn additional compensation under our performance-based annual bonus and profit sharing plans such that the officers’ total annual cash compensation meets or exceeds the median annual cash compensation paid by comparable companies. See the “Cash Compensation” section below for additional information. We believe putting a portion of our executives’ total cash compensation at risk encourages our executives to strive to meet the overall performance goals of the Company as well as their individual performance goals.

We conduct an annual benchmark review of our executive compensation based on two sources. These sources include:

•

the Benchmark and Executive Surveys Overall Practices Report published by Radford, an AON Company, which reviews executive compensation of approximately 700 participating companies, primarily technology, covering base salary, incentives, stock and total cash/total direct compensation; and

•

the Towers Perrin Compensation Data Bank (CDB) Executive Compensation Database, which reviews executive compensation of approximately 800 participating companies and focuses on total direct compensation comprised of salary, bonus and long-term incentives.

Using a simple average of these two surveys, we benchmark our base salary and annual bonus against the median base and total cash compensation for the approximately 200 participating companies with revenues from $1 billion to $3 billion. A complete list of the 200 companies that we used to benchmark our base salary and annual bonus is attached to this annual report as Exhibit A.

Role of Officers in Determining Compensation

The Chief Executive Officer and Senior Vice President, Human Resources provide analysis and recommendations on compensation issues and attend meetings of the compensation committee, as requested by the compensation committee. We have a Vice President of Total Rewards, who provides available resources and analysis for making compensation recommendations to the compensation committee. The compensation committee may meet in executive session without any executive officers present.

Components of Compensation

Compensation for the officers and executive officers, including Named Executive Officers, consists of the following components:

Cash Compensation

Our officers and executive officers, including our Named Executive Officers, receive annual cash compensation in the form of base salary, annual incentive bonuses and profit sharing which collectively constitute the executive’s total annual cash compensation. The levels of total annual cash compensation are established annually under a program intended to maintain parity with the competitive market for executives in comparable positions. Total annual cash compensation for each position is targeted at the “market value” for that position as measured by our annual benchmark review described above.

We maintain base salaries, which are the fixed component of annual cash compensation, below market value, thereby putting a larger portion of the executive’s total annual cash compensation at risk. Annual incentive awards (the annual incentive bonus and profit sharing) are targeted at a level that, when combined with base salaries, should yield total annual cash compensation that approximates market value when the Company, operating units and individuals meet performance goals. Accordingly, when our financial performance exceeds our applicable annual targets and individual performance contributes to meeting our objectives, total annual cash compensation for a position generally should exceed the position’s market value. Conversely, when our financial performance does not meet targets and/or individual performance does not have a favorable impact on our objectives, total annual cash compensation generally should be below market levels.

Base Salary. Base salary for officers and executive officers, including Named Executive Officers, is established based on the individual’s scope of responsibilities, taking into account competitive market compensation paid by other companies to executives in similar positions. We believe that executive base salaries should be targeted around the 90th percentile of the median range of salaries paid to executives with similar responsibilities and in similar positions with comparable companies, as measured by our annual benchmark review described above. The base salaries for our Named Executive Officers are at the following percentiles: Thomas Wroe, 72%; Jeffrey Cote, 93%; Martha Sullivan, 86%; Steve Major, 74%; and Richard Dane, 86%. Those below 90% reflect our strategy of moving their base salary over time. This strategy was adopted after our divestiture from Texas Instruments to align the new positions of our Named Executive Officers with base salaries of a stand-alone company and will be completed in 2010. Mr. Cote was hired by the Company in early 2007 and his base salary is in line with our strategy to pay newly hired executives around the 90th percentile of the median range of salaries. Base salaries are reviewed annually taking into account each individual’s responsibilities and their alignment with competitive market position and the base salaries paid by other comparable companies to executives in similar positions.

Annual adjustments to an executive base salary take into account:

•	individual performance (based on achievement of pre-determined goals and objectives);

•	market position versus the 90th percentile of the market median;

•	our ability to pay increases; and

•	internal equity.

In 2008, in keeping with our strategy, we paid base salaries for our officers and executive officers, including our Named Executive Officers, below the median level of salaries for executives in similar positions in comparable companies. The base increases received in 2008 were: Thomas Wroe, 15%; Jeffrey Cote, 6.3%; Martha Sullivan, 9.1%; Steve Major, 8.7%; and Richard Dane, 9%. All of these increases were determined based on their individual performance and market position. In 2009, due to the economic downturn, we maintained all base salaries at 2008 levels for our officers and executive officers, including our Named Executive Officers.

Annual Incentive Bonus. Annual incentive bonuses are used to provide compensation to officers and executive officers, including Named Executive Officers, which is tied directly to our annual Adjusted EBITDA (earnings before interest, taxes, depreciation, amortization and certain other costs as defined in the Senior Secured Credit Facility) growth goal, which is aligned with our Sponsors’ growth objectives. If we meet our Adjusted EBITDA growth goal, then we pay out 100% of the pre-determined bonus pool. If we exceed our Adjusted EBITDA growth goal, then we pay out more than 100% of the pre-determined bonus pool, and if we fall short of our Adjusted EBITDA growth goal, we pay out less than 100% of the pre-determined bonus pool. We expect the payout percentages relative to our performance scale to be determined by the Chief Executive Officer and reviewed and approved by the compensation committee at the beginning of each year. The performance target for the Chief Executive Officer is set by the compensation committee based on comparables supplied by the Vice President of Total Rewards and the amount of the annual incentive bonus to be paid to the Chief Executive Officer is determined by the compensation committee based on our achievement of our Adjusted EBITDA growth goal, as such targets may be adjusted by the compensation committee, with input provided by the Chief Executive Officer. For 2009, based on our 2009 performance, we did not pay annual incentive bonus for our officers and executive officers, including our Named Executive Officers, since we fell below our performance target.

Depending on our performance relative to the pre-determined incentive Adjusted EBITDA target of $371.8 million for the plan year 2009, the actual cash bonus for these executive officers can be less than or greater than their target cash bonuses. The incentive bonus is not funded if our incentive Adjusted EBITDA for the year is below a threshold of 90% of the incentive Adjusted EBITDA target, 80% of the target cash bonus is funded if our incentive Adjusted EBITDA for the year is 96% of the incentive Adjusted EBITDA target, 100% of the target cash bonus is funded if our incentive Adjusted EBITDA for the year is 100% of the incentive Adjusted EBITDA target, 152% of the target cash bonus is funded if our incentive Adjusted EBITDA for the year is 108% of the incentive Adjusted EBITDA target. As such, for the first 4%, each 1% increase or decrease in incentive Adjusted EBITDA relative to the target incentive Adjusted EBITDA results in a 5% increase or decrease in the funded bonus. At 5%, each 1% increase or decrease in incentive Adjusted EBITDA relative to the target incentive Adjusted EBITDA results in a 8% increase of decrease in the funded bonus.

Profit Sharing. We also provide annual cash incentives to all of our employees, including our Named Executive Officers, through a profit sharing program. The profit sharing program is tied directly to our annual Adjusted EBITDA growth goal. Payout of this incentive is based on base earnings. The Chief Executive Officer, with the compensation committee, determines the Adjusted EBITDA growth goals for the year and sets the corresponding payout. If we exceed our Adjusted EBITDA goal, then we pay out more than 100% of the pre-determined profit sharing pool, and if we fall short of our Adjusted EBITDA goal, we pay out less than 100% of the pre-determined profit sharing pool. Profit sharing incentives are paid in February based on the previous year’s Adjusted EBITDA results. For 2009, based on our 2009 performance, we did not pay any profit sharing cash incentives to our employees, including Named Executive Officers, since we fell below our performance target.

Equity Compensation

Upon completion of the 2006 Acquisition, officers and executive officers, including Named Executive Officers were granted equity awards. Equity awards were granted pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan as a primary incentive to achieve growth goals and retain executive talent. Also, in connection with the 2006 Acquisition, all employees who previously held Texas Instruments restricted stock were granted restricted stock pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Securities Purchase Plan. Equity compensation is granted as a long-term, non-cash incentive and as a means to align the long-term interests of executives.

Options. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, or “2006 Option Plan,” we may elect to award non-qualified options, subject to review by the Chief Executive Officer and compensation committee. All awards are in the form of options exercisable for ordinary shares and a fixed amount of ordinary shares has been reserved for issuance under this plan.

Initially, awards of options under the plan were subject to time-based vesting and will vest over a period of five years, 40% vesting in years one and two, 60% vesting year three, 80% vesting year four and 100% vesting year five. Certain options are, in addition to time vesting, subject to performance vesting upon the completion of a liquidity event, which is defined to be a sale or an initial public offering that results in specified returns of two times the Sponsor’s investment. In September 2009, we amended 2006 Option Plan to increase the ordinary shares reserved for issuance and to change the vesting rules by eliminating the Tranche 3 performance level requirement and changing the performance measure of Tranche 3 options to that of the Tranche 2 options. The performance target represents a return on investment to the Sponsor prior to and in connection with an initial public offering which is at least two (2) times the Sponsors’ investment prior to such initial public offering. As a result of the existing economic environment, the option plans were modified to create an incentive for holders of the options. In effect, Tranche 3 options were converted to Tranche 2 options. In addition, the vesting provisions changed from cliff-vesting over a five-year period of 0%, 40%, 20%, 20%, 20% to straight-line vesting over a five-year period at 20% per year. We implemented this amendment to the vesting term to more closely align our vesting conditions to that of public companies or similar size in terms of revenue and within similar industries. We examined companies such as AMETEK, Inc., Amphenol Corporation, Analog Devices, Inc. and FLIR Systems, Inc. in making this vesting change.

On September 4, 2009, we issued options to each of the following Named Executive Officers: Thomas Wroe, 225,000; Jeffrey Cote, 250,000; and Martha Sullivan, 200,000. The Board determined that the exercise price of the options granted on September 4, 2009 was established at less than the fair market value of the underlying shares. The exercise price of these options was reset on December 8, 2009 to $14.80, the fair market value of the ordinary shares on September 4, 2009. All other terms and provisions of the options granted, including the dates of vesting, remained unchanged and in full force and effect. In addition, on December 9, 2009, we issued restricted securities to each of the following Named Executive Officers: Thomas Wroe, 83,600; Jeffrey Cote, 92,900; and Martha Sullivan, 74,300. These restricted securities will vest straight-line over a five-year period at 20% per year.

The number of options and restricted securities issued to each Named Executive Officer takes into account past equity grants, compensation and the value the executive brings to the Company based on their expertise and leadership capabilities. The number of options and restricted securities were determined based on each Named Executive Officer’s initial option grant, their relationship to each other’s total compensation, and the value of their expertise and leadership capabilities in achieving the Company’s financial performance during the recent economic downtown.

Options granted under this plan are generally not transferable by the optionee. Except as otherwise provided in specific option award agreements, options that are fully vested expire 60 days after termination of the optionee’s employment for any reason other than termination for cause (in which case the options expire on the optionee’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the optionee’s termination date). In addition, except as otherwise provided in specific award agreements, any securities issued to an optionee upon an exercise of an option granted under the plan are subject to repurchase upon termination of the optionee’s employment. The repurchase right terminates on the first to occur of a “change in control” or an “initial public offering” (as such terms are defined in 2006 Option Plan). Any optionee who exercises an option awarded under this plan automatically becomes subject to the Management Securityholders Addendum to the plan that provides additional terms and conditions upon which the optionee may hold the securities.

All options that are subject only to time vesting are deemed fully vested upon consummation of a “change in control” (as defined in 2006 Option Plan). All options subject to performance vesting expire upon consummation of a “change in control” or “initial public offering” (as defined in 2006 Option Plan) to the extent they do not otherwise performance vest in connection with the “change in control” or “initial public offering,” as applicable.

Restricted Stock. Pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan, or “2006 Purchase Plan,” we may award certain restricted securities, subject to review by the Chief Executive Officer and compensation committee. All awards of restricted securities are in the form of ordinary shares. Our board of directors may authorize awards under this plan at its discretion from time to time. Our board of directors may also sell restricted securities to any participant in this plan at prices the board may determine at its sole discretion. Restricted securities granted under this plan are generally not transferable by the recipient of the securities. Restricted securities that have not vested are subject to forfeiture upon termination of the recipient’s employment for any reason other than involuntary retirement, death or disability. In addition, except as otherwise provided in specific award agreements, any restricted securities granted under the plan that have vested are subject to repurchase, at our option, upon termination of the recipient’s employment at a price equal to fair market value as determined by the board of directors. This repurchase right terminates on the first to occur of a “change in control” or an “initial public offering” (as such terms are defined in 2006 Purchase Plan). Any recipient of restricted securities under this plan, either by award or purchase, automatically becomes subject to the Management Securityholders Addendum to the plan that provides additional terms and conditions upon which the recipient may hold the restricted securities.

For purposes of both 2006 Option Plan and 2006 Purchase Plan, a “change in control” generally means (i) any transaction or series of transactions following which our equity sponsors or their respective affiliates cease to have more than 50% of the total voting power or economic interest in us or our parent, and (ii) a sale or disposition of all or substantially all of the assets of our parent, us and our subsidiaries on a consolidated basis, provided that such transaction shall be considered a “change in control” if as a result the Sponsors cease to have the power to elect a majority of the board. An “initial public offering” generally means an initial public offering of our ordinary shares or the Parent’s ordinary shares pursuant to an offering registered under the Dutch Act on the Supervision of Securities Transactions 1995 (Wet toezicht effectenverkeer 1995), the Securities Act of 1933, as amended, or any similar securities law applicable outside of the Netherlands or the United States.

Retirement and Other Benefits. The Named Executive Officers are eligible to participate in the retirement and benefit programs as described below. The compensation committee reviews the overall cost to the Company of the various programs generally when changes are proposed. The compensation committee believes the benefits provided by these programs are important factors in attracting and retaining officers and executive officers, including the Named Executive Officers.

Pension Plan. As part of their post-employment compensation, Ms. Sullivan, Mr. Major and Mr. Dane participate in the Sensata Technologies Employees Pension Plan. All retirement plans provided for employees duplicate benefits provided previously to participants under plans sponsored by Texas Instruments, and recognize prior service with Texas Instruments.

The benefits under the qualified benefit pension plan (“pension plan”) are determined using a formula based upon years of service and the highest five consecutive years of compensation. Texas Instruments closed the pension plan to participants hired after November 1997. In addition, participants eligible to retire under the Texas Instruments plan as of April 26, 2006 were given the option of continuing to participate in the pension plan. See the “Pension Benefits” section for more information on the benefits and terms and conditions of our pension plan.

Supplemental Benefit Pension Plan. The Sensata Technologies Supplemental Benefit Pension Plan is a nonqualified benefit payable to participants that represents the difference between the vested benefit actually payable under the Sensata Technologies Employees Pension Plan at the time the participant’s benefit payment(s) commences under this Supplemental Benefit Pension Plan and the vested benefit that would be payable under the Sensata Technologies Employees Pension Plan had there been no qualified compensation limit.

401(k) Savings Plans. The Named Executive Officers are eligible to participate in these plans on the same basis as all other eligible employees. The type of plan in which a person participates depends on his or her previous employment with Texas Instruments and whether the individual participates in the Texas Instruments Pension Plan or the Sensata Technologies Employees Pension Plan. Beginning in 2009, our matching of employees’ contributions under both plans was discretionary and based on management’s assessment of the financial performance of the Company.

Plan A: Dollar for Dollar Matching

•	For new employees, we match dollar for dollar up to 4% of the employee’s contribution. Mr. Wroe and Mr. Cote are participants in this plan.

•

For employees who chose in 1998 to stop participation in the Texas Instruments Pension Plan, we match dollar for dollar up to 4% of the employee’s contributions. For these employees, in addition to matching the employee’s contributions up to 4%, we also contribute 2% of the employee’s eligible earnings to the plan.

Plan B: Fifty Cents per Dollar Matching

•

For employees who transferred to the Sensata Technologies Employees Pension Plan from the Texas Instruments Pension Plan (but did not retire under), we match $0.50 per $1.00 contributed by the employee, up to 4% of the employee’s contribution. These employees participate in the Sensata Technologies Employees Pension Plan. Ms. Sullivan, Mr. Major and Mr. Dane are participants in this plan.

In 2009, based on management’s assessment of our financial performance, we fully matched employees’ contributions under both plans as described above.

Health and Welfare Plans. We provide medical, dental, vision, life insurance and disability benefits to all eligible non-contractual employees. The Named Executive Officers are eligible to participate in these benefits on the same basis as all other employees.

Post-Employment Medical Plan. In general, employees, including executive officers, with 20 or more years of service, including time worked at Texas Instruments, are eligible for Retiree Health & Dental benefits from us.

Individuals hired on or after January 1, 2007 and individuals who retired from Texas Instruments, including Mr. Wroe, are not eligible for Retiree Health & Dental benefits from Sensata. Ms. Sullivan, Mr. Cote, Mr. Major and Mr. Dane are eligible for this plan.

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

Employment Agreements, Change-In-Control Provisions and One-Time Payments

We have employment agreements in place with all of our Named Executive Officers. The agreements are for a one-year term, automatically renewing for successive additional one-year terms. Each Named Executive Officer is entitled to an annual base salary and is eligible to earn an annual incentive bonus and participate in profit sharing in an amount equal to a certain percentage of his or her annual base salary, as previously described. If any Named Executive Officer, other than Mr. Wroe, is terminated without “cause” or if the Named Executive Officer terminates his or her employment for “good reason” during the employment term, then the Named Executive Officer will be entitled to a severance payment equal to one year of his or her annual base salary rate plus an amount equal to the average of the Named Executive Officer’s annual bonus for the two years preceding his or her termination. If Mr. Wroe is terminated without cause, or Mr. Wroe terminates his employment for good reason, during his employment term, Mr. Wroe will be entitled to a severance payment equal to two years of his annual base salary rate plus an amount equal to the annual bonus payments Mr. Wroe received for the two years preceding his termination.

Under the employment agreements, “cause” means one or more of the following: (i) the indictment for a felony or other crime involving moral turpitude or the commission of any other act or any omission to act involving fraud with respect to the issuer or any of its subsidiaries or any of their customers or suppliers; (ii) any act or any omission to act involving dishonesty or disloyalty which causes, or in the good faith judgment of STI’s board of directors would be reasonably likely to cause, material harm (including reputational harm) to the issuer or any of its subsidiaries or any of their customers or suppliers; (iii) any (A) repeated abuse of alcohol or (B) abuse of controlled substances, in either case, that adversely affects the Named Executive’s work performance (and, in the case of clause (A), continues to occur at any time more than 30 days after the Named Executive has been given written notice thereof) or brings the issuer or its subsidiaries into public disgrace or disrepute; (iv) the failure by the Named Executive to substantially perform duties as reasonably directed by STI’s board of directors or the Named Executive Officer’s supervisor(s), which non-performance remains uncured for 10 days after written notice thereof is given to the Named Executive; (v) willful misconduct with respect to the issuer or any of its subsidiaries, which misconducts causes, or in the good faith judgment of STI’s board of directors would be reasonably likely to cause, material harm (including reputational harm) to the issuer or any of its subsidiaries; or (vi) any breach by the Named Executive of certain provisions of the employment agreements or any other material breach of the employment agreements, the 2006 Purchase Plan or 2006 Option Plan.

Under the employment agreements, “good reason” means the Named Executive Officer resigns from employment with STI and its subsidiaries prior to the end of the term of his or her employment agreement as a result of one or more of the following reasons: (i) any reduction in base salary or bonus opportunity, without prior consent, in either case other than any reduction which (A) is generally applicable to senior leadership team executives of STI and (B) does not exceed 15% of the Named Executive Officer’s base salary and bonus opportunity in the aggregate; (ii) any material breach by the issuer or any of its subsidiaries of any agreement with the Named Executive Officer; (iii) a change in principal office without prior consent to a location that is more than 50 miles from the Named Executive Officer’s principal office on the date hereof; (iv) delivery by STI of a notice of non-renewal of the term of the employment agreement; or (v), in the case of Mr. Wroe’s and Ms. Sullivan’s agreements, a material diminution in job responsibilities without prior consent; provided that, any such reason was not cured by STI within 30 days after delivery of written notice thereof to STI; further provided that, in each case written notice of a Named Executive Officer’s resignation with good reason must be delivered to STI within 30 days after the Named Executive Officer has actual knowledge of the occurrence of any such event in order for the Named Executive Officer’s resignation with good reason to be effective thereunder.

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

For more information regarding change-in-control arrangements, please refer to “Compensation Discussion and Analysis—Potential Payments upon Termination or a Change in Control.”

Executive Compensation and Governance Committee Interlocks and Insider Participation

Messers. Ward and Zide, who each serve as a director on our board of directors, comprise the executive compensation, and governance committee. None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other third-party entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee.

REPORT OF EXECUTIVE, COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE

The Executive, Compensation and Governance Committee has reviewed and discussed the Compensation Discussion and Analysis (“CD&A”) for the year ended December 31, 2009 with management. Based on such review and discussions, the Executive, Compensation and Governance Committee recommended to the board that the CD&A be included in this Annual Report on Form 10-K for the year ended December 31, 2009.

By the Executive, Compensation and Corporate Governance Committee:

Michael Ward

Stephen Zide

Summary Compensation Table

The table below sets forth information required under applicable SEC rules about the compensation for the fiscal years ended December 31, 2009, 2008 and 2007 of (i) our Chief Executive Officer, (ii) our Chief Financial Officer, and (iii) our three most highly compensated other executive officers who were serving as officers on December 31, 2009 (collectively, the “Named Executive Officers”).

For more information about the components of total compensation, please refer to:

•	“Compensation Discussion and Analysis—Components of Compensation—Cash Compensation” for information about salary, bonus and other non-equity incentives;

•	“Compensation Discussion and Analysis—Components of Compensation—Equity Compensation” for information about awards of restricted securities and options;

•	“Compensation Discussion and Analysis—Components of Compensation—Retirement and Other Benefits” for information about pension and other retirement programs; and

•	“Compensation Discussion and Analysis—Employment Agreements, Change-In-Control Provisions and One-Time Payments” for information about our other compensation.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)	Total ($)
Thomas Wroe	2009	$575,040	$—	$45,175	$457,049	$—	$33,742	$1,111,006
Chief Executive Officer	2008	568,802	—	103,324	317,150	—	23,591	1,012,867
	2007	495,878	750,000	103,324	317,150	—	79,512	1,745,864

Jeffrey Cote	2009	$372,000	$—	$7,146	$378,500	$—	$10,459	$768,105
Chief Financial Officer	2008	370,174	—	—	225,755	—	9,857	605,786
	2007	350,040	375,000	—	171,744	—	489,637	1,386,421

Martha Sullivan	2009	$420,000	$—	$5,713	$390,352	$348,046	$19,751	$1,183,862
Chief Operating Officer	2008	417,098	—	—	265,997	111,910	18,828	813,833
	2007	382,165	300,000	23,055	265,997	242,116	57,276	1,270,609

Steve Major	2009	$276,480	$—	$—	$112,537	$215,367	$556	$604,940
Senior Vice President, Sensors	2008	274,643	—	—	112,537	90,359	18,674	496,213
	2007	252,650	185,000	—	112,537	143,342	38,662	732,191

Richard Dane.	2009	$236,616	$—	$—	$143,229	$174,176	$20,842	$574,863
Senior Vice President, Global Operations	2008	234,993	—	—	143,229	91,330	16,897	486,449
	2007	215,588	72,000	—	143,229	138,881	35,599	605,297

(1)	Represents the amortized ASC 718 compensation cost to Sensata of outstanding restricted stock unit awards as of December 31, 2009, 2008 and 2007. Refer to Note 13 to the audited consolidated financial statements included within this annual report for further discussion of the relevant assumptions used in calculating the compensation cost.
(2)	Represents the amortized ASC 718 compensation cost to Sensata of stock option awards associated with the first tranche as of December 31, 2009, 2008 and 2007. Refer to Note 13 to the audited consolidated financial statements included within this annual report for further discussion of the relevant assumptions used in calculating the compensation cost.
(3)	Reflects the actuarial increase in the pension value provided under the Employees Pension Plan and the Supplemental Pension Plan.
(4)	The table below sets forth an itemized account of “All Other Compensation” provided to our Named Executive Officers, regardless of the amount and any minimal thresholds provided under the SEC rules and regulations.

Name	Fiscal Year	Financial Counseling ($)(1)	Insurance Premium Contributions ($)(2)	Matching Contributions to 401(k) Plan($)	Profit Sharing Payments($)	Payments for Unused Vacation Time($)	Housing Allowance ($)	Signing Bonus
Thomas Wroe	2009	$14,065	$1,379	$9,800	$—	$—	$8,498	$—
	2008	13,520	871	9,200	—	—	—	—
	2007	22,425	793	9,000	47,294	—	—	—

Jeffrey Cote	2009	$—	$659	$9,800	$—	$—	$—	$—
	2008	—	657	9,200	—	—	—	—
	2007	—	635	9,000	30,002	—	—	450,000

Martha Sullivan	2009	$14,065	$786	$4,900	$—	$—	$—	$—
	2008	13,520	708	4,600	—	—	—	—
	2007	13,000	670	4,500	31,108	7,998	—	—

Steve Major	2009	$—	$556	$—	$—	$—	$—	$—
	2008	13,520	554	4,600	—	—	—	—
	2007	13,000	530	4,500	20,632	—	—	—

Richard Dane	2009	$14,065	$514	$4,762	$—	$1,501	$—	$—
	2008	13,520	511	2,866	—	—	—	—
	2007	13,000	490	2,256	13,779	6,074	—	—

(1)	Represents payments made by Sensata in connection with financial and legal counseling provided to each of our named executive officers.
(2)	Represents payments made by Sensata in respect of travel and accident insurance policies and premiums on behalf of each of our named executive officers. The amounts also include payments made by Sensata when an individual chooses to “opt-out” of our benefits plans. For 2009, opt-out payments were made in the amount of $500 to Mr. Wroe and $75 to Ms. Sullivan.

Grant of Plan Based Awards Table

During fiscal year 2009, we granted restricted securities and stock options to certain of our Named Executive Officers pursuant to the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan, or “2006 Option Plan,” and the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan, or “2006 Purchase Plan.”

Information with respect to each of these awards on a grant by grant basis is set forth in the table below. For a detailed discussion of each of these awards, see “Summary Compensation” and “Compensation Discussion and Analysis—Equity Compensation” above.

	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/Share)	Grant- Date Fair Value of Stock and Option Awards ($/Share)(3)
Name		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum ($)
Thomas Wroe	9/4/2009	—	—	—	—	—	—	—	225,000	$14.80	$14.80
	12/9/2009	—	—	—	—	—	—	83,600	—	$0.00	$17.48

Jeffrey Cote	9/4/2009	—	—	—	—	—	—	—	250,000	$14.80	$14.80
	12/9/2009	—	—	—	—	—	—	92,900	—	$0.00	$17.48

Martha Sullivan	9/4/2009	—	—	—	—	—	—	—	200,000	$14.80	$14.80
	12/9/2009	—	—	—	—	—	—	74,300	—	$0.00	$17.48

(1)	Represents restricted securities issued to the Named Executive Officers pursuant to the 2006 Option Plan.
(2)	Represents stock options issued to the Named Executive Officers pursuant to the 2006 Purchase Plan.
(3)	Represents the grant-date fair value calculated under ASC 718, and as presented in the audited consolidated financial statements included within this annual report.

Outstanding Equity Awards at Year End Table

The following equity awards granted to our Named Executive Officers were outstanding as of December 31, 2009: stock option awards and restricted stock awards granted pursuant to 2006 Option Plan and 2006 Purchase Plan.

For more information about 2006 Option Plan and 2006 Purchase Plan, see “Compensation Discussion and Analysis—Equity Compensation” above.

	Option Grant Date (1)	Option Awards					Stock Awards
Name		Number of Securities Underlying Unexercised Options Exercisable (#)(3)		Number of Securities Underlying Unexercised Options Unexercisable (#)(3)	Option Exercise Price ($)(5)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(6)		Market Value of Shares or Units of Stock That Have Not Vested ($)
Thomas Wroe(2)	5/15/2006	388,499	(4)	1,553,996	$6.99	5/15/2016	52,118	(7)	$1,043,924
	9/4/2009	—		225,000	$14.80	9/4/2019	—		—
	12/9/2009	—		—	—	—	83,600		$1,674,508

Jeffrey Cote	3/28/2007	158,667		1,031,333	$7.30	3/28/2017	—		—
	9/4/2009	—		250,000	$14.80	9/4/2019	—		—
	12/9/2009	—		—	—	—	92,900		$1,860,787

Martha Sullivan	5/15/2006	325,838		1,303,353	$6.99	5/15/2016	—		—
	9/4/2009	—		200,000	$14.80	9/4/2019	—		—
	12/9/2009	—		—	—	—	74,300		$1,488,229

Steve Major	5/15/2006	137,855		551,418	$6.99	5/15/2016	—		—

Richard Dane	5/15/2006	175,451		701,804	$6.99	5/15/2016	—		—

(1)	The option awards are divided into three tranches. The first tranche is subject to time vesting and vests fully on the fifth anniversary of the date of the award. The second and third tranches are subject to the same time vesting as the first tranche and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. During the three months ended September 30, 2009, we amended the 2006 Option Plan to increase the ordinary shares reserved for issuance and to change the vesting rules by eliminating the Tranche 3 performance level requirement and changing the performance measure of Tranche 3 options to that of the Tranche 2 options. In effect, Tranche 3 options were converted to Tranche 2 options.
(2)

In the case of Mr. Wroe, upon the occurrence of his “involuntary retirement, death or disability” and so long as Mr. Wroe does not violate certain covenants set forth in the award agreement for Mr. Wroe, (i) time vesting in respect to the options (other than, in the case of death or disability, pursuant to the one-year acceleration) will cease as of the termination date (ii) all options that have not time vested as of the termination date (including, in the case of death and disability, pursuant to the one-year acceleration) will expire (iii) but the time vested performance options (the second and third tranche) that have time vested as of the termination date (including, in the case of death and disability, pursuant to the one-year acceleration) will thereafter continue to be eligible to performance vest upon the completion of a liquidity event that results in specified returns, retrospective of each tranche, on the sponsors investment; (iv) Mr. Wroe may exercise his vested options at any time prior to the expiration of such options; and (v) none of the “award securities” issued to Mr. Wroe will be subject to repurchase. Under Mr. Wroe’s award agreement, “involuntary retirement” generally means termination of Mr. Wroe’s employment by the Company or any of its subsidiaries without cause or by the participant with good reason and “award securities” generally means any ordinary shares issued under any of the company’s equity incentive plans.

(3)	Represents stock options issued to the Named Executive Officers pursuant to the 2006 Option Plan.
(4)	Includes 256,409 exercisable options held in a trust established for the benefit of Mr. Wroe’s children.
(5)	Represents the grant-date fair value calculated under ASC 718, and as presented in the financial statements included within this annual report.
(6)	Represents restricted securities issued to the Named Executive Officers pursuant to the 2006 Purchase Plan.
(7)	Mr. Wroe’s awards of restricted securities are subject to time vesting and vest on the earliest to occur of (a) Mr. Wroe’s “involuntary retirement” (as defined above), (b) a “change in control” and (c) June 2, 2011. Under Mr. Wroe’s award agreement, “change in control” generally means a time when the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent parties.

Equity Compensation Plan Information

The following table describes certain information regarding our equity compensation plans as of December 31, 2009.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	12,925,148	$7.42	157,088
Equity compensation plans not approved by security holders	—	—	—

Option Exercises and Stock Vested Table

During fiscal year 2009, our Named Executive Officers did not acquire any shares through the exercise of options or vesting of restricted shares.

Non-Qualified Deferred Compensation

None of our Named Executive Officers participates in non-qualified defined contribution plans or other deferred compensation plans maintained by us.

Pension Benefits

The following table describes the estimated actuarial present value of accrued retirement benefits through the end of fiscal year 2009 for each of our Named Executive Officers. As described in the following table, Ms. Sullivan, Mr. Major and Mr. Dane are eligible to participate in our Employees Pension Plan and Supplemental Pension Plan. For more information about these plans, see “Compensation Discussion and Analysis—Retirement and Other Benefits” above.

See Note 12 to the audited consolidated financial statements included elsewhere within this annual report for a discussion of the relevant assumptions and valuation methods used for the present value calculations presented in the table below.

Name	Plan Name	Number of Years of Credited Service(1)	Present Value of Accumulated Benefits ($)(2)	Payments During Last Fiscal Year ($)
Thomas Wroe	—	—	—	—

Jeffrey Cote	—	—	—	—

Martha Sullivan	Employees Pension Plan	24	$487,584	—
	Supplemental Pension Plan	24	$945,462	—

Steve Major	Employees Pension Plan	25	$491,679	—
	Supplemental Pension Plan	25	$330,271	—

Richard Dane	Employees Pension Plan	31	$704,245	—
	Supplemental Pension Plan	31	$381,433	—

(1)	Credited service began on the date the officer became eligible to participate in the plan. Eligibility to participate began on the earlier of 18 months of employment or January 1 following the completion of one year of employment. Accordingly, each of the named executive officers has been employed by Texas Instruments, prior to the 2006 Acquisition, or by us, since the 2006 Acquisition, for longer than the years of credited service shown above. In effect, the actual number of years of service of each officer who participates in the plan is one year more than his or her credited years of service.
(2)	The assumptions and valuation methods used to calculate the present value of the accumulated pension benefits shown are the same as those used by us for financial reporting purposes except that a Named Executive Officer’s retirement is assumed (in accordance with SEC rules) for purposes of this table to occur at age 65 and no assumption for termination prior to that date is used and the benefit is assumed to be paid as an annuity in the amount shown. See the notes to our consolidated financial statements appearing elsewhere in this annual report. The amount of the present value of the accumulated pension benefit as of December 31, 2009 is determined using a discount rate assumption of 4.75%.

Sensata Technologies Employees Pension Plan

The Sensata Employees Pension Plan is a qualified defined benefit pension plan. See “Compensation Discussion and Analysis—Components of Compensation—Equity Compensation—Pension Plan” for a discussion of the origin and purpose of the plan. A plan participant is eligible for normal retirement under the terms of the plan if he or she is at least 65 years of age with one year of credited service. A participant is eligible for early retirement if he or she is at least 55 years of age with 20 years of credited service or 60 years of age with five years of credited service. None of the Named Executive Officers are currently eligible for early or normal retirement.

A participant may request payment of his or her accrued benefit at termination or any time thereafter. Participants may choose a lump sum payment or one of six forms of annuity. In order of largest to smallest periodic payment, the forms of annuity are: (i) single life annuity, (ii) 5-year certain and life annuity, (iii) 10-year certain and life annuity, (iv) qualified joint and 50% survivor annuity, (v) qualified joint and 75% survivor annuity and (vi) qualified joint and 100% survivor annuity. If the participant does not request payment, he or she will begin to receive benefits in April of the year after he or she reaches the age of 70 1/ 2 in the form of annuity required under the Internal Revenue Code.

A participant’s benefit includes, but is not limited to, salary, bonus and any overtime premiums, performance premiums, and elective deferrals, if applicable.

The pension formula for the plan is intended to provide a participant with an annual retirement benefit equal to 1.5 percent multiplied by the product of (i) years of credited service and (ii) the average of the five highest consecutive years of his or her base salary, plus bonus up to a limit imposed by the Internal Revenue Service, less a percentage (based on his or her year of birth, when he or she elects to retire and his or her years of service with Texas Instruments and Sensata) of the amount of compensation on which the participant’s Social Security benefit is based.

If an individual takes early retirement and chooses to begin receiving his or her annual retirement benefit at that time, such benefit is reduced by an early retirement factor. As a result, the annual benefit is lower than the one he or she would have received at age 65.

If the participant’s employment terminates due to disability, the participant may choose to receive his or her accrued benefit at any time prior to age 65. Alternatively, the participant may choose to defer receipt of the accrued benefit until reaching age 65 and then take a disability benefit. The disability benefit paid at age 65 is based on salary and bonus, the years of credited service the participant would have accrued to age 65 had the participant not become disabled and the participant’s disabled status.

The benefit payable in the event of death is based on salary and bonus, years of credited service and age at the time of death, and may be in the form of a lump sum or annuity at the election of the beneficiary. The earliest date of payment is the first day of the second calendar month following the month of death.

Leaves of absence are credited to years of service under both the qualified and non-qualified pension plans.

Sensata Technologies Supplemental Benefit Pension Plan

The Sensata Technologies Supplemental Benefit Pension Plan is a non-qualified benefit plan. A participant’s benefit under this plan is calculated using the same formula as described above for the Sensata Technologies Employees Pension Plan. However, the Internal Revenue Service limit on the amount of compensation on which a qualified pension benefit may be calculated does not apply. Additionally, the Internal Revenue Service limit on the amount of qualified benefit the participant may receive does not apply to this plan. Once this non-qualified benefit amount has been determined using the formula described above, the individual’s qualified benefit is subtracted from it. The resulting difference is multiplied by an age-based factor to obtain the amount of the lump sum benefit payable to an individual under this non-qualified plan.

Benefits will be distributed subject to the requirements of Section 409A of the Internal Revenue Code. Unless otherwise elected prior to January 1, 2008, benefits will be paid in the form of a lump sum no later than the fifteenth day of the third calendar month following termination of employment.

If a participant’s employment is terminated due to disability, distribution is governed by Section 409A of the Internal Revenue Code as discussed above, and the disability benefit will be paid in the form of a lump sum no later than the fifteenth day of the third calendar month following disability.

In the event of death, payment is based on salary and bonus, years of credited service and age at the time of death and will be in the form of a lump sum. The date of payment is no later than the fifteenth day of the third calendar month following the month of death.

Balances in this plan are unsecured obligations of the Company.

Potential Payments upon Termination or a Change in Control

The potential payments that would be provided to each of our Named Executive Officers as a result of specified termination events are described below.

The table below summarizes the compensation payable to each of our Named Executive Officers in the event we terminate their employment with us without cause or the officer resigns for good reason. The table reflects amounts payable to our Named Executive Officers assuming his or her employment terminated on December 31, 2009.

Name	Type of Payment	Termination Without Cause or Resignation For Good Reason
Thomas Wroe	Base Salary Bonus Health and Welfare Benefits	$ $ $	1,150,080 — 2,481	(1)

Jeffrey Cote	Base Salary Bonus Health and Welfare Benefits	$ $ $	372,000 — 18,472

Martha Sullivan	Base Salary Bonus Health and Welfare Benefits	$ $ $	420,000 — 14,030

Steve Major	Base Salary Bonus Health and Welfare Benefits	$ $ $	276,480 — 16,883

Richard Dane	Base Salary Bonus Health and Welfare Benefits	$ $ $	236,616 — 11,366

(1)	Represents an amount equal to two years of Mr. Wroe’s current annual base salary of $575,040. In the event of termination of Mr. Wroe’s employment by us without cause or his resignation for good reason, he is entitled to receive severance in an amount equal to two years of his annual base salary at the time of his termination to be paid in accordance with our general payroll practices over the two year period immediately following the date his employment is terminated.

Termination without cause or resignation for good reason. Pursuant to the terms of the employment agreements with our Named Executive Officers, if any of our Named Executive Officers other than Mr. Wroe is terminated by us without “cause,” or if such Named Executive Officer terminates his or her employment with us for “good reason” (as those terms are defined in the agreement) during the employment term, the Named Executive Officer will be entitled to (i) a severance payment equal to one year of his or her annual base salary rate, (ii) an amount equal to the average of the Named Executive Officer’s annual bonus for the two years preceding his or her termination, and (iii) continuation of his or her health and welfare benefits for a period of one year after his or her termination. If Mr. Wroe is terminated by us without “cause,” or Mr. Wroe terminates his employment with us for “good reason” (as those terms are defined in the agreement) during his employment term, Mr. Wroe will be entitled to (i) a severance payment equal to two years at his base salary, (ii) an amount equal to the bonus payments Mr. Wroe received in the two years preceding his termination, and (iii) continuation of his health and welfare benefits for a period of two years after his termination.

Termination with cause, resignation without good reason, death or disability. Pursuant to the terms of the employment agreements with our Named Executive Officers, if any of our Named Executive Officers is terminated by us with “cause,” if such Named Executive Officer terminates his or her employment with us without “good reason” or such Named Executive Officer’s employment with us is terminated due to such Named

Executive Officer’s death or “disability” (as those terms are defined in the agreement) during the employment term, the Named Executive Officer will be entitled to (i) his or her base salary through the date of termination and (ii) any bonus amounts to which he or she is entitled determined by reference to years that ended on or prior to the date of termination.

Change in control. Pursuant to the terms of the employment agreements, upon a change in control as of December 31, 2009, options held by Named Executive Officers will vest if the performance target, as defined in these agreements, was satisfied in connection with such change in control. A change in control does not result in any cash payments.

Director Compensation

We did not pay any compensation to any of our non-employee directors in fiscal year 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are an indirect, wholly-owned subsidiary of Parent. The table below presents information with respect to the beneficial ownership of the capital stock of Parent by:

•	each person known to us to beneficially hold 5% or more of our Parent’s common stock;

•	each of our directors;

•	each of our Named Executive Officers; and

•	all of our executive officers and directors as a group.

Beneficial ownership has been determined in accordance with the applicable rules and regulations promulgated under the Exchange Act. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include ordinary shares issuable pursuant to the exercise of stock options that are immediately exercisable or exercisable on or before March 1, 2010, which is 60 days after December 31, 2009. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other persons. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as noted below, the address for each of the directors and Named Executive Officers is c/o Sensata Technologies, Inc., 529 Pleasant Street, Attleboro, Massachusetts 02703. The address for Sensata Investment Company S.C.A. is Société en Commandite par Actions 9A Parc d’, Activité, Syrdall, L-5365 Munsbach, Luxembourg.

Name	Number of Ordinary Shares	Percent
Principal Shareholders:
Sensata Investment Company S.C.A.(1)(2)(3)	144,029,636	99.9%
Directors and Named Executive Officers:
Thomas Wroe(4)	534,435	0.4%
Jeffrey Cote(5)	158,667	0.1%
Martha Sullivan(6)	368,451	0.3%
Steve Major(7)	140,764	0.1%
Richard Dane, Jr.(8)	197,269	0.1%
Ed Conard	*	*
Paul Edgerley(9)	144,029,636	99.9%
John Lewis(3)	*	*
Walid Sarkis(9)	*	*
Michael Ward(9)	144,029,636	99.9%
Stephen Zide(9)	144,029,636	99.9%
All directors and executive officers as a group (13 persons)	144,108,686	100.0%

*	Less than 0.1%
(1)	Sensata Investment Co., an entity organized in Luxembourg, is controlled by its manager, Sensata Management Company S.A. In such capacity, Sensata Management Company S.A. through its board of directors acting by a majority exercises voting and dispositive power with respect to the ordinary shares of Parent owned by Sensata Investment Co. The board of directors of Sensata Management Company S.A. is currently comprised of Ms. Ailbne Jennings and Messrs. Walid Sarkis and Michael Goss. Messrs. Sarkis and Goss are each a managing director of Bain Capital. All of the outstanding capital stock of Sensata Management Company S.A. is owned by Bain Capital Fund VIII, L.P. and Bain Capital Fund VIII-E, L.P. and, in that capacity, these funds have the power to appoint the directors of Sensata Management Company S.A. Because of the relationships described in (2) below, Bain Capital Investors, LLC (“BCI”) may be deemed to control these Bain Capital funds and thus may be deemed to share voting and dispositive power with respect to the shares held by Sensata Investment Co. BCI expressly disclaims beneficial ownership of such securities except to the extent of its pecuniary interest therein. BCI is controlled by an investment committee comprised of 17 managing directors of Bain Capital, including Messrs. Edgerley, Ward and Zide, each of whom disclaims beneficial ownership of the shares.
(2)	Bain Capital Fund VIII, L.P. (“Fund VIII”), Bain Capital VIII Coinvestment Fund, L.P. (“Coinvestment VIII”), Bain Capital Fund VIII-E, L.P. (“Fund VIII-E”), Bain Capital Fund IX, L.P. (“Fund IX”), Bain Capital IX Coinvestment Fund, L.P. (“Coinvestment IX”), BCIP Associates III (“BCIP III”), BCIP Trust Associates III (“BCIP Trust III”), BCIP Associates III-B (“BCIP III-B”), BCIP Trust Associates III-B (“BCIP Trust III-B”) and BCIP Associates-G (“BCIP-G”) together hold approximately 80.6% of the equity interests of Sensata Investment Co. BCI is the managing general partner of BCIP III, BCIP Trust III, BCIP III-B, BCIP Trust III-B and BCIP-G. BCI is also the general partner of Bain Capital Partners IX, L.P., which is the general partner of Fund IX and Coinvestment IX, Bain Capital Partners VIII, L.P., which is the general partner of Fund VIII and Coinvestment VIII, and Bain Capital Partners VIII-E, which is general partner of Fund VIII-E. As a result, the investment committee of BCI may be deemed to exercise voting and dispositive power with respect to the shares held by Sensata Investment Co. The address of each entity listed above and each member of the investment committee of BCI is 111 Huntington Avenue, Boston, Massachusetts 02199.
(3)

Asia Opportunity Fund II, L.P. (“Asia Fund II”) and AOF II Employee Co-invest Fund, L.P. (“AOF II”) hold 10.0% and 0.1%, respectively, of the equity interests of Sensata Investment Co. Unitas Capital Equity Partners II, L.P. is the general partner of Asia Fund II and AOF II. Unitas Capital Ltd. is the fund manager to Asia Fund II and AOF II. Mr. Lewis is a Partner of Unitas Capital, and he disclaims the beneficial ownership of these shares, except to the extent of his pecuniary interest in such shares. The address of each entity associated with Unitas is c/o Walkers SPV Limited, PO Box 908 GT, Walker House, Mary Street, George Town, Grand Cayman, Cayman Islands. The address for Mr. Lewis is c/o Suite 3003 30/F One International Finance Center, 1 Harbour View Street, Central, Hong Kong.

(4)	Includes (i) 388,499 options exercisable for ordinary shares, of which 256,409 are held in a family trust established for the benefit of Mr. Wroe’s children and (ii) 90,816 ordinary shares that are held directly by Sensata Investment Co. in that trust.
(5)	Includes 158,667 options exercisable for ordinary shares.
(6)	Includes (i) 325,838 options exercisable for ordinary shares and (ii) 32,560 ordinary shares that are held directly by Sensata Investment Co.
(7)	Includes (i) 137,855 options exercisable for ordinary shares and (ii) 2,816 ordinary shares that are held directly by Sensata Investment Co.
(8)	Includes (i) 175,451 options exercisable for ordinary shares and (ii) 21,120 ordinary shares that are held directly by Sensata Investment Co.
(9)	Messrs. Edgerley, Ward and Zide are each a managing director and member of the investment committee of BCI and therefore may be deemed to share voting and dispositive power with respect to all shares of Parent that may be deemed to be beneficially owned by the Bain Capital funds as described in Note 2 above. Each of these persons disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Mr. Sarkis is a general partner of BCIP III and BCIP Trust III and, as a result, has a pecuniary interest in the shares held by the entities. Mr. Sarkis does not have any voting and dispositive power with respect to shares beneficially owned by these entities.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Sensata’s written code of conduct includes provisions relating to “Fair Dealing”, including conflicts of interest. Pursuant to the code of conduct, the Board may be required to review and approve related party transactions in certain circumstances.

Director Independence

The Company has no securities listed for trading on a national securities exchange or in an automated inter-dealer quotation system of a national securities association which has requirements that a majority of its board of directors be independent. For purposes of complying with the disclosure requirements of the Securities and Exchange Commission, the Company has adopted the definition of independence used by The New York Stock Exchange (the “NYSE”). Each of our six non-employee directors, Messrs. Conard, Edgerley, Lewis, Sarkis, Ward and Zide, may qualify as an independent director based on the definition of independent director set forth in Section 303A.02 of the NYSE Listed Company Manual. In this regard, we note that we do not believe that the payments we have made to Bain Capital in our last three fiscal years have exceeded 2% of Bain Capital’s consolidated gross revenue in any of those years. Our audit committee and our ECG committee are comprised of Messrs. Ward and Zide, both of whom may qualify as an independent director under the NYSE’s definition of independent director. Note that under Section 303A.00 of the NYSE Listed Company Manual, we would be considered a “controlled company” because more than 50% of our voting power for the election of directors is held by another company. Accordingly, even if we were a listed company on the NYSE, we would not be required to maintain a majority of independent directors on our board.

Related Party Transactions

The nature of our related party transactions has changed as we have migrated from a wholly-owned operation of Texas Instruments for all periods prior to the closing of the 2006 Acquisition, effective as of April 27, 2006 (inception), to a stand-alone independent company. The following discussion of related party transactions highlights our significant related party relationships and transactions.

2006 Acquisition Arrangements

In connection with the 2006 Acquisition, we entered into a number of agreements with related parties, including our former owner, Texas Instruments, our current direct and indirect controlling shareholders, and members of our senior management. These agreements were entered into on April 27, 2006 (inception), and the material terms of these agreement are summarized below.

Transition Services Agreement

We entered into a Transition Services Agreement with our former owner, Texas Instruments, pursuant to which Texas Instruments agreed to provide us with certain administrative services following the 2006 Acquisition, including:

•	real estate services,

•	facilities-related services,

•	finance and accounting services,

•	human resources services,

•	information technology system services,

•	warehousing and logistics services,

•	record retention services, and

•	security consulting, investigative and access control services.

All services under the Transition Services Agreement expired and were completed as of September 30, 2008. Amounts paid under the Transition Services Agreement were based on the costs incurred by Texas Instruments to provide those services, including employee costs and out-of-pocket expenses. For fiscal years 2008 and 2007, we incurred $0.2 million and $10.5 million, respectively, of costs under this agreement. No amounts were incurred during fiscal year 2009.

Cross License Agreement

We entered into a Cross License Agreement with our former owner, Texas Instruments, pursuant to which we and Texas Instruments each granted the other party a perpetual, worldwide, nonexclusive, royalty-free license to use certain technology used in the other party’s business. The license applies to each party’s patents, know-how and trade secrets that existed on or prior to the 2006 Acquisition. Although this Cross License Agreement would enable Texas Instruments to compete with us with respect to such technology, Texas Instruments has agreed pursuant to the terms of the asset and stock purchase agreement entered into in connection with the 2006 Acquisition to a non-compete agreement for a six year period with respect to our sensor and control products.

Advisory Agreement

We entered into an Advisory Agreement with the Sponsors for ongoing transaction, consulting and management advisory services. Pursuant to the Advisory Agreement, we paid an aggregate of $30.0 million to the Sponsors in connection with the 2006 Acquisition for investment banking and transaction services. We are required to pay the Sponsors an aggregate fee of $4.0 million per year for management advisory services. For fiscal years 2009, 2008 and 2007, we recorded $4.0 million, $4.0 million and $4.0 million, respectively, of expenses pursuant to this agreement.

In addition, if the Sponsors provide services in connection with any future acquisition, disposition or financing (whether debt or equity), we are required to pay the Sponsors an aggregate fee of 1% of the gross transaction value. In connection with the First Technology Automotive and Airpax acquisitions, we paid advisory fees of approximately $0.9 million and $2.8 million, respectively, to the Sponsors. The Advisory Agreement also requires us to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from, the Advisory Agreement.

The Advisory Agreement continues until April 26, 2016 and is renewable in one year extensions, unless terminated. Bain Capital has the right to terminate the Advisory Agreement upon a change of control or initial public offering of the Parent. We are obligated to pay the Sponsors quarterly fees, transaction fees and any expenses due with respect to periods prior to the date of termination, plus the net present value (using a discount rate equal to the then yield on U.S. Treasury Securities of like maturity) of the quarterly fees that would have been payable with respect to the period from the date of termination until April 26, 2016 or any extension period.

Purchase of Outstanding Debt Securities

On June 17, 2009, a Luxembourg company indirectly owned by Bain Capital and certain of our executive officers, specifically Mr. Wroe, Ms. Sullivan and Mr. Cote, made an open market purchase of €42,300,000 in aggregate principal amount of our 11.25% Senior Subordinated Notes for an aggregate purchase price of €18,400,500. The Luxembourg company is a wholly-owned subsidiary of a Cayman Islands limited partnership, of which affiliates of Bain Capital and certain of our executive officers, specifically Mr. Wroe, Ms. Sullivan and Mr. Cote, are limited partners and Bain Capital is the general partner. The Luxembourg company continues to hold the purchased notes.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal years 2009 and 2008. All fees shown below were pre-approved by our Audit Committee in accordance with established procedures.

(In thousands)	2009	2008
Audit Fees	$2,676	$3,309
Audit-Related Fees	166	242
Tax Fees	1,224	858
All Other Fees	10	7

Total	$4,076	$4,416

Audit Fees

The Company was billed by its principal accountant $2.7 million and $3.3 million for audit services during fiscal years 2009 and 2008, respectively. Audit fees for the fiscal years 2009 and 2008 include fees for (i) the audit of the Company’s annual consolidated financial statements, (ii) review of the financial statements included in the Company’s quarterly reports on Form 10-Q, (iii) audits of the Company’s statutory financial statements and (iv) professional services rendered in connection with registration statements filed with the Securities and Exchange Commission.

Audit-Related Fees

The Company was billed $0.2 million and $0.2 million for non-audit services that are reasonably related to the performance of the audit or review of the Company’s financial statements from the Company’s principal accountant during fiscal years 2009 and 2008, respectively. Audit-related fees billed during fiscal years 2009 and 2008 include fees for the audits of the Company’s employee benefit plans.

Tax Fees

The Company was billed $1.2 million and $0.9 million for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning during fiscal years 2009 and 2008, respectively.

All Other Fees

The Company was billed $10 thousand and $7 thousand for an accounting research tool sponsored by the Company’s principal accountant during fiscal years 2009 and 2008, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements

The following consolidated financial statements of Sensata Technologies B.V. are included in this annual report:

2.	Financial Statement Schedules

The following consolidated financial statement schedule is included elsewhere in this annual report:

      Schedule II—Valuation and Qualifying Accounts

Schedules other than that listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements or the notes thereto.

3.	Exhibits

EXHIBIT INDEX

Exhibit No.	Description
3.1	Articles of Association of Sensata Technologies B.V. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.2	Certificate of Incorporation of S&C 1 (U.S.), Inc. (now known as Sensata Technologies, Inc.) (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.3	Amended and Restated Bylaws of Sensata Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.4	Articles of Association of Sensata Technologies Holding Company U.S., B.V. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.5	Articles of Association of Sensata Technologies Holland, B.V. (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.6	Articles of Association of Sensata Technologies Holding Company Mexico, B.V. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.7	Deed of Incorporation of C & S Controladora de México, S. de R.L. de C.V. (now known as Sensata Technologies de México, S. de R.L. de C.V.) (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

Exhibit No.	Description
3.8	Bylaws of Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.9	58th Amendment to the Articles of Organization of Texas Instrumentos Electronicos do Brasil Ltda. and Articles of Organization of Sensata Technologies Sensores e Controles do Brasil Ltda. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.10	Articles of Incorporation of Sensata Technologies Japan Limited (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.11	Articles of Incorporation of Sensors and Controls (Korea) Limited (now known as Sensata Technologies (Korea) Limited) (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.12	Articles of Incorporation of Sensors and Controls Holdings (Korea) Limited (now known as Sensata Technologies Holdings (Korea) Limited) (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.13	Memorandum and Articles of Association of Sensata S&C Acquisition Sdn. Bhd. (now known as Sensata Technologies Malaysia Sdn. Bhd.) (incorporated by reference to Exhibit 3.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.14	Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC (incorporated by reference to Exhibit 3.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.15	Limited Liability Company Agreement of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.16	Certificate of Amendment to Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.17	Deed of Name Change of C & S Controladora de México, S. de R.L. de C.V. to Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.17 to Amendment No.1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

3.18	Restated Certificate of Incorporation of Airpax Holdings, Inc. (now known as Sensata Technologies Maryland, Inc.) (incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.19	Bylaws of Sensata Technologies Maryland, Inc. (incorporated by reference to Exhibit 3.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.20	Certificate of Amendment to Restated Certificate of Incorporation of Airpax Holdings, Inc. (now known as Sensata Technologies Maryland, Inc.) (incorporated by reference to Exhibit 3.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.21	Certificate of Incorporation of Sensata Technologies Massachusetts, Inc. (incorporated by reference to Exhibit 3.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.22	Bylaws of Sensata Technologies Massachusetts, Inc. (incorporated by reference to Exhibit 3.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

Exhibit No.	Description
4.1	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 8% senior notes (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.2	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.3	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.4	Registration Rights Agreement, dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.5	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.6	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.7	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.8	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.9	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.10	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

Exhibit No.	Description
4.11	Indenture dated July 23, 2008, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York Mellon, as Trustee, relating to the 11.25% senior subordinated notes (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed on July 28, 2008).

4.12	First Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 11.25% euro senior subordinated notes (incorporated by reference to Exhibit 4.12 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.13	Registration Rights Agreement, dated July 23, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 11.25% senior subordinated notes (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed on July 28, 2008).

4.14	Second Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 11.25% senior subordinated notes (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on April 30, 2009).

4.15	Fourth Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 8% senior notes (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on April 30, 2009).

4.16	Fourth Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on April 30, 2009).

10.1	Credit Agreement, dated April 27, 2006, among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., each lender from time to time party hereto, the Initial L/C Issuer (as defined therein), the Initial Swing Line Lender (as defined therein) and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.2	Guaranty, dated May 15, 2006, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.3	Domestic Guaranty, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.4	Foreign Guaranty, dated April 27, 2006, made by each of Sensata Technologies Holding Company U.S., B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Sensores e Controls do Brasil Ltda., Sensata Technologies Japan Limited, Sensors and Controls (Korea) Limited, Sensata Technologies Holding Korea Limited, S&C Acquisition Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.5	Domestic Security Agreement, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC and Sensata Technologies, Inc. to Morgan Stanley & Co. Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.6	Asset and Stock Purchase Agreement between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.7	Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

10.8	Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.9	Transition Services Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.10	Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.11	Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.12	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.13	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.14	Securityholders Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates that are parties thereto, Asia Opportunity Fund II, L.P and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.15	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.16	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.17	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Richard Dane, Jr (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.18	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Steve Major (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4, filed on December 29, 2006).

Exhibit No.	Description
10.19	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Jean-Pierre Vasdeboncoeur (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.20	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Robert Kearney (incorporated by reference to Exhibit 10.20 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.21	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Donna Kimmel (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.22	Employment Agreement, dated November 30, 2006, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).

10.23	Advisory Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Technologies B.V, Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Bain Capital, Ltd. and CCMP Capital Asia Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.24	Amendment No. 1 to Advisory Agreement, dated December 19, 2006, between Sensata Technologies B.V. and Bain Capital Partners, LLC. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.25	Investor Rights Agreement, dated April 27, 2006, among Sensata Management Company S.A., Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., funds managed by Bain Capital Partners, LLC or its affiliates, certain Other Investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.26	Stock Purchase Agreement, dated November 3, 2006, among Sensata Technologies, Inc., First Technology Limited and Honeywell International Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.27	Stock Purchase Agreement, dated June 8, 2007, by and among Airpax Holdings, Inc., the stockholders of Airpax Holdings, Inc., William Blair Capital Partners VII QP, L.P., as Stockholders’ Representative and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.30 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).

10.28	Senior Subordinated Term Loan Agreement, dated as of July 27, 2007 among Sensata Technologies B.V. and Sensata Technologies Finance Company LLC, Morgan Stanley Senior Funding, Inc. and Other Leaders Party Hereto (incorporated by reference to Exhibit 10.31 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).

10.29	Transition Production Agreement, dated May 11, 2009, between Sensata Technologies, Inc. and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on January 22, 2010).

10.31	Assignment Agreement, dated May 11, 2009, between Sensata Technologies Inc., Sovereign Precious Metals, LLC, and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed May 15, 2009).

Exhibit No.	Description

10.32	First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 13, 2009).

10.33	First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on November 25, 2009).

10.34	First Amended and Restated Management Securityholders Addendum—Dutchco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on November 25, 2009).

10.35	First Amended and Restated Management Securityholders Addendum—Luxco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on November 25, 2009).

10.36	Supply and Purchase Agreement, dated October 17, 2005, by and between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Engineered Materials Solutions, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.37	Joint Development and Exclusive Supply Agreement, dated July 1, 1998, between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Measurement Specialties, Inc., as amended.**

12.1	Statement regarding computation of ratio of earnings to fixed charges **

14.1	Code of Conduct (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).

21.1	Subsidiaries of Sensata Technologies B.V.**

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Section 1350 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. **

**	Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Sensata Technologies B.V.

We have audited the accompanying consolidated balance sheets of Sensata Technologies B.V. as of December 31, 2009 and 2008 and the related statements of operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the index at Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies B.V. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, effective January 1, 2007, Sensata Technologies B.V. adopted the guidance originally issued in Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (codified primarily in FASB ASC Topic 740, “Income Taxes”).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies B.V.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 28, 2010 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 28, 2010

SENSATA TECHNOLOGIES B.V.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

	December 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$148,126	$77,716
Accounts receivable, net of allowances of $12,739 and $10,645 as of December 31, 2009 and 2008, respectively	180,839	145,759
Inventories	125,375	139,228
Deferred income tax assets	12,419	14,254
Prepaid expenses and other current assets	16,226	25,870
Assets held for sale	238	2,829

Total current assets	483,223	405,656
Property, plant and equipment, net	219,938	255,164
Goodwill	1,530,570	1,536,773
Other intangible assets, net	865,531	1,033,351
Deferred income tax assets	5,543	3,680
Deferred financing costs	41,147	55,520
Other assets	17,175	12,930

Total assets	$3,163,127	$3,303,074

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$17,139	$41,802
Accounts payable	121,636	64,250
Income taxes payable	8,384	9,296
Accrued expenses and other current liabilities	89,607	86,710
Accrued profit sharing	600	645
Deferred income tax liabilities	823	1,013

Total current liabilities	238,189	203,716
Deferred income tax liabilities	165,477	134,139
Pension and post-retirement benefit obligations	49,525	56,361
Capital lease and other financing obligations, less current portion	40,001	40,833
Long-term debt, less current portion	2,243,686	2,428,552
Other long-term liabilities	39,502	34,422
Commitments and contingencies

Total liabilities	2,776,380	2,898,023
Shareholder’s equity:
Ordinary shares, €100 nominal value per share, 900 shares authorized; 180 shares issued and outstanding as of December 31, 2009 and 2008	22	22
Due from parent	(388)	(476)
Additional paid-in capital	1,051,266	1,049,937
Accumulated deficit	(626,954)	(599,965)
Accumulated other comprehensive loss	(37,199)	(44,467)

Total shareholder’s equity	386,747	405,051

Total liabilities and shareholder’s equity	$3,163,127	$3,303,074

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated Statements of Operations

(Thousands of U.S. dollars)

	For the year ended December 31,
	2009	2008	2007
Net revenue	$1,134,944	$1,422,655	$1,403,254
Operating costs and expenses:
Cost of revenue	742,080	951,763	944,765
Research and development	16,796	38,256	33,891
Selling, general and administrative	126,282	166,565	166,052
Amortization of intangible assets and capitalized software	153,081	148,762	131,064
Impairment of goodwill and intangible assets	19,867	13,173	—
Restructuring	18,086	24,124	5,166

Total operating costs and expenses	1,076,192	1,342,643	1,280,938

Profit from operations	58,752	80,012	122,316
Interest expense	(150,589)	(197,840)	(191,161)
Interest income	573	1,503	2,574
Currency translation gain/(loss) and other, net	107,717	55,455	(105,474)

Income/(loss) from continuing operations before income taxes	16,453	(60,870)	(171,745)
Provision for income taxes	43,047	53,531	62,504

Loss from continuing operations	(26,594)	(114,401)	(234,249)
Loss from discontinued operations, net of tax of $0 (Note 4)	(395)	(20,082)	(18,260)

Net loss	$(26,989)	$(134,483)	$(252,509)

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

	For the year ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss)/income	$(26,989)	$(134,483)	$(252,509)
Net loss from discontinued operations	(395)	(20,082)	(18,260)

(Loss)/income from continuing operations	(26,594)	(114,401)	(234,249)
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	48,427	51,361	58,204
Amortization of deferred financing costs	9,055	10,698	9,640
Currency translation loss/(gain) on debt	13,559	(53,209)	111,946
Gain on repurchases of outstanding Senior and Senior Subordinated Notes	(120,123)	(14,961)	—
Share-based compensation	2,233	2,108	2,015
Amortization of intangible assets and capitalized software	153,081	148,762	131,064
Effect of inventory purchase accounting adjustments	—	—	4,454
Loss on sale and disposal of assets	3,665	364	457
Deferred income taxes	25,763	29,153	43,510
Impairment of goodwill and intangible assets	19,867	13,173	—
Increase/(decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(35,080)	66,475	4,693
Inventories	13,853	26,662	(18,980)
Prepaid expenses and other current assets	12,835	(4,480)	5,948
Accounts payable and accrued expenses	61,405	(108,094)	45,859
Income taxes payable	(912)	6,019	(1,079)
Accrued profit sharing and retirement	577	(4,627)	4,821
Other	6,583	7,255	(231)

Net cash provided by operating activities from continuing operations	188,194	62,258	168,072
Net cash used in operating activities from discontinued operations	(403)	(14,437)	(12,794)

Net cash provided by operating activities	187,791	47,821	155,278

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(14,959)	(40,963)	(66,701)
Proceeds from sale of assets	585	2,300	123
Payments on Euro call option	(1,075)	—	—
Acquisition of First Technology Automotive business	—	—	419
Acquisition of Airpax business, net of cash received	—	175	(277,521)

Net cash used in investing activities from continuing operations	(15,449)	(38,488)	(343,680)
Net cash provided by/(used in) investing activities from discontinued operations	372	(225)	(12,030)

Net cash used in investing activities	(15,077)	(38,713)	(355,710)

Cash flows from financing activities:
Advances to shareholder	(178)	(476)	—
Dividends paid to shareholder	(638)	—	—
Proceeds from issuance of Euro term loan	—	—	195,010
Proceeds from capital lease and other financing arrangements	—	12,597	—
Payments on U.S. term loan facility	(9,500)	(9,500)	(9,500)
Payments on Euro term loan facility	(5,587)	(5,968)	(5,548)
(Payments on)/proceeds from revolving credit facility, net	(25,000)	25,000	—
Payments on capital lease and other financing obligations	(4,159)	(1,217)	(468)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(57,242)	(6,674)	—
Payments on debt issuance costs	—	(5,211)	(3,758)

Net cash (used in)/provided by financing activities from continuing operations	(102,304)	8,551	175,736
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(102,304)	8,551	175,736

Net change in cash and cash equivalents	70,410	17,659	(24,696)
Cash and cash equivalents, beginning of year	77,716	60,057	84,753

Cash and cash equivalents, end of year	$148,126	$77,716	$60,057

Supplemental cash flow items:
Cash paid for interest	$112,389	$205,997	$173,174
Cash paid for income taxes	$18,524	$17,599	$25,838

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated Statements of Changes in Shareholder’s Equity

(Thousands of U.S. dollars)

	Ordinary Shares		Due from Parent	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity	Comprehensive Loss
	Number	Nominal Value
Balance as of December 31, 2006	180	22	—	1,045,814	(212,304)	(8,900)	824,632
Share-based compensation	—	—	—	2,015	—	—	2,015
Adjustment to initially apply FIN 48	—	—	—	—	(669)	—	(669)
Pension adjustment (Note 12)	—	—	—	—	—	(732)	(732)
Comprehensive loss:
Net loss	—	—	—	—	(252,509)	—	(252,509)	$(252,509)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(2,945)	(2,945)	(2,945)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $0	—	—	—	—	—	(3,580)	(3,580)	(3,580)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $0	—	—	—	—	—	109	109	109

Other comprehensive loss								(6,416)

Comprehensive loss								$(258,925)

Balance as of December 31, 2007	180	22	—	1,047,829	(465,482)	(16,048)	566,321
Share-based compensation	—	—	—	2,108	—	—	2,108
Advances to shareholder	—	—	(476)	—	—	—	(476)
Comprehensive loss:
Net loss	—	—	—	—	(134,483)	—	(134,483)	$(134,483)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(5,371)	(5,371)	(5,371)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $1,034	—	—	—	—	—	(24,603)	(24,603)	(24,603)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(1)	—	—	—	—	—	221	221	221
Settlement loss, net of tax of $(29)	—	—	—	—	—	1,334	1,334	1,334

Other comprehensive loss								(28,419)

Comprehensive loss								$(162,902)

Balance as of December 31, 2008	180	$22	$(476)	$1,049,937	$(599,965)	$(44,467)	$405,051
Share-based compensation	—	—	—	2,233	—	—	2,233
Advances to shareholder	—	—	(178)	—	—	—	(178)
Dividends paid to shareholder	—	—	—	(638)	—	—	(638)
Dividends declared and settled	—	—	266	(266)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(26,989)	—	(26,989)	$(26,989)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(999)	(999)	(999)
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(3,638)	—	—	—	—	—	4,888	4,888	4,888
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(318)	—	—	—	—	—	502	502	502
Amortization of prior service cost included in net periodic pension cost, net of tax of $0	—	—	—	—	—	768	768	768
Settlement loss, net of tax of $(1,401)	—	—	—	—	—	2,109	2,109	2,109

Other comprehensive income								7,268

Comprehensive loss								$(19,721)

Balance as of December 31, 2009	180	$22	$(388)	$1,051,266	$(626,954)	$(37,199)	$386,747

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation

Description of Business

The consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies B.V. (“Sensata”, the “Company”, or the “Successor”), a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct, wholly-owned subsidiary of Sensata Technologies Holding B.V. (“Parent”) and the Parent is a direct, wholly-owned subsidiary of Sensata Investment Company, S.C.A (“Sensata Investment Co.”). The share capital of Sensata Investment Co. is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “2006 Acquisition”). The 2006 Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

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

The sensors business includes pressure sensors and transducers for the automotive, heating, ventilation, air-conditioning (“HVAC”) and industrial markets. These products improve operating performance, for example, by making a car’s heating and air-conditioning systems work more efficiently. Pressure sensors for vehicle stability and fuel injection improve safety and performance by reducing vehicle emissions and improving gas mileage.

The controls business includes motor protectors, circuit breakers and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, cars, lighting and other industrial applications. The controls business also includes DC to AC power inverters, which enable the operation of electrical equipment when grid power is not available.

All dollar amounts in the financial statements and tables in the notes, except share and per share amounts, are stated in thousands of U.S. dollars unless otherwise indicated.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately the financial position, results of operations, cash flows and changes in shareholder’s equity for the Company.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation—(Continued)

Reclassification

Certain reclassifications have been made to prior periods to conform to current period presentation.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires management to exercise its judgment in the process of applying the Company’s accounting policies. It also requires that management make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods.

Estimates are used when accounting for certain items such as allowances for doubtful accounts and sales returns, depreciation and amortization, inventory obsolescence, asset impairments (including goodwill and other intangible assets), contingencies, the value of share-based compensation, the determination of accrued expenses, certain asset valuations including deferred tax asset valuations, the useful lives of property and equipment, post-retirement obligations and the accounting for business combinations. The accounting estimates used in the preparation of the consolidated financial statements will change as new events occur, as more experience is acquired, as additional information is obtained and as the operating environment changes. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash comprises cash on hand. Cash equivalents are short-term, highly liquid investments that are readily convertible to known amounts of cash and that are subject to an insignificant risk of change in value, and have original maturities of three months or less.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as amended by SAB No. 104, Revenue Recognition. Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to the Company’s customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from the Company’s warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return. Sales returns have not historically been significant to the Company’s revenue and have been within estimates made by management.

Many of the Company’s products are designed and engineered to meet customer specifications. These activities and the testing of the Company’s products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

Share-Based Compensation

Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation (“ASC 718”), requires that a company measure at fair value any new or modified share-based compensation arrangements with employees and recognize as compensation expense that fair value over the requisite service period.

The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options were as follows: the fair value of the ordinary shares, dividend yield/interest yield, expected volatility, risk-free interest rate and expected term. The expected term of the time vesting options was based on the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilizes the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company considers the historical and implied volatility of publicly-traded companies within the Company’s peer group when selecting the appropriate volatility to apply to the options. Ultimately, the Company utilizes the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may provide insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

The Company performs contemporaneous valuations to estimate the fair value of the Company’s ordinary shares in connection with the issuance of share-based payment awards. The Company relies on these valuation analyses in determining the fair value of the share-based payment awards. The assumptions required by these valuation analyses involve the use of significant judgments and estimates on the part of management.

For significant awards, the valuation analysis of the ordinary shares of the Company utilizes a combination of the discounted cash flow method and the guideline company method. For less significant awards, the Company relies solely on the discounted cash flow method. For the discounted cash flow method, the Company prepares detailed annual projections of future cash flows over a period of five fiscal years (the “Discrete Projection Period”). The Company estimates the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to the final projected fiscal year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year are discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital is derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, the Company performs an analysis to identify a group of publicly-traded companies that are comparable to the Company. Many of the Company’s competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, the Company uses data from publicly-traded companies that operate in similar industries in which the Company competes. The Company calculates an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and selects an EBITDA multiple from within the range of the multiples calculated. Because the resulting enterprise value under this guideline company method have generally been within 10% of the enterprise value under the discounted cash flow method, the Company utilizes the average of the two methods to determine the fair value of the ordinary shares. The Company believes that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation expense net of an estimated forfeiture rate and therefore only recognizes compensation cost over the service period of the awards expected to vest. The Company estimates its forfeiture rate as of December 31, 2009 at 11%. The expense recognized under ASC 718 was $2,233, $2,108 and $2,015 for the years ended December 31, 2009, 2008 and 2007, respectively.

Share-based compensation expense is recognized as a component of selling, general and administrative expense which is consistent with where the related employee costs are recorded. Refer to further discussion of share-based payments in Note 13.

Financial Instruments

The Company accounts for its derivative financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and with ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The Company does not use derivative financial instruments for trading or speculation purposes.

The Company reports cash flows arising from the Company’s derivative financial instruments consistent with the classification of cash flows from the underlying hedged items that the derivatives are hedging. Accordingly, cash flows associated with the Company’s interest rate swaps, interest rate collars, interest rate caps and commodity forward contracts are classified in cash flows from operating activities in the consolidated statements of cash flows. Cash flows associated with the Company’s foreign currency call options are classified in cash flows from investing activities in the consolidated statements of cash flows.

The fair value of interest rate derivatives is based upon valuation models that use as inputs swaps and zero coupon rates that are obtained from independent data sources that are readily available to market participants. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fell below or exceeded the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Interest rate caps are valued using the market standard

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

methodology of discounting the future expected cash flows that would occur if variable interest rates exceed the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

The Company enters into foreign currency call options to reduce its exposure to variability in cash flows on its outstanding debt. Foreign currency call options are valued using the market standard methodology of discounting future expected cash flows based on the forward curve, option market volatility and probability of the option strike resetting in-the-money.

The Company enters into forward contracts with a third party to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, the Company recognizes changes in the fair value of these derivatives as a gain or loss as a component of Currency translation gain/(loss) and other, net in the consolidated statement of operations. The fair value of these forward contracts is determined by reference to the forward curves associated with commodity hedges.

The Company does not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral.

Refer to further discussion on financial instruments in Note 17.

Advertising Costs

Advertising and other promotional costs are expensed as incurred, and were $304, $1,035 and $1,233 for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009 and 2008, no advertising costs were reported as assets in the Company’s consolidated balance sheets.

Goodwill and Other Intangible Assets

Companies acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. The Company evaluates goodwill and other intangible assets for impairment at the reporting unit level in the fourth quarter of each fiscal year. The Company establishes its reporting units based on an analysis of the components that comprise each of its operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, the Company utilizes an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.

Goodwill: The Company performs an annual impairment review of goodwill in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review. Management’s judgments

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

regarding the existence of impairment indicators are based on legal factors, market conditions, the operational performance and the financial forecasts of the business. Management estimates the fair value of reporting units using discounted cash flow models based on the Company’s most recent long-range plan giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. Management then compares the estimated fair value to the net book value of each reporting unit, including goodwill. Preparation of forecasts of revenue growth and profitability for use in the long-range plan, the selection of the discount rate and the terminal year multiple involve significant judgments. Changes to the forecasts, the discount rate selected or the terminal year multiple could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.

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

Intangible assets: Identified intangible assets, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then the Company amortizes the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Costs incurred to renew or extend the term of an intangible asset are capitalized and amortized over the remaining useful life of the intangible asset. No such costs were incurred during the years ended December 31, 2009, 2008 and 2007.

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

As a result of the annual goodwill impairment review in the fourth quarter of 2008, the Company determined that the goodwill associated with the Interconnection reporting unit was impaired and, therefore, recorded a charge of $13,173 in the consolidated statement of operations for the year ended December 31, 2008. During the first quarter of 2009, the Company again performed a review of goodwill and definite-lived intangible assets for potential impairment since indicators were present and concluded that goodwill and definite-lived

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

intangible assets associated with the Interconnection reporting unit were impaired and recorded a charge of $19,867, of which $5,293 related to goodwill and $14,574 related to definite-lived intangible assets. The Company believes that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill (refer to Note 7).

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 6 to 10 years). In connection with the original issuance of the term loans under the Company’s Senior Secured Credit Facility and the Senior Notes and Senior Subordinated Notes, the Company recorded deferred financing costs of $78,590. Additional financing costs of $527 and $3,758 were incurred in connection with the acquisitions of First Technology Automotive and Special Products (“First Technology Automotive”) and Airpax Holdings, Inc. (“Airpax”), respectively. In 2008, the Company issued €141.0 million of Senior Subordinated Notes to refinance amounts outstanding under its existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. In connection with this issuance, the Company recorded additional deferred financing costs of $4,723. In 2008, the Company entered into a financing arrangement associated with its manufacturing facility in Subang Jaya, Malaysia. In connection with this arrangement, the Company recorded deferred financing costs of $488. Amortization of these costs is included as a component of interest expense in the consolidated statements of operations and amounted to $9,055, $10,698, and $9,640 for the years ended December 31, 2009, 2008, and 2007, respectively.

During the year ended December 31, 2009, the Company repurchased $110.0 million of its outstanding Senior Notes and €54.3 million (or $72.5 million) of it outstanding 9% and 11.25% Senior Subordinated Notes. Additionally, during the year ended December 31, 2008, the Company repurchased €17.4 million (or $22.4 million) of its outstanding 9% Senior Subordinated Notes. As a result of these repurchases, the Company incurred charges for the write-off of deferred financing costs of $5.3 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. The charges were included in Currency translation gain/(loss) and other, net. Deferred financing costs recognized in the consolidated balance sheets were $41,147 and $55,520 as of December 31, 2009 and 2008, respectively.

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

Pension and Other Post-Retirement Benefit Plans

The Company sponsors various pension and other post-retirement benefit plans covering its employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by the Company. The difference between these assumptions and actual experience results in the recognition of an asset or liability based upon a net actuarial (gain)/loss. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate, the Company considers rates of return on high-quality fixed-income investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

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

During the years ended December 31, 2009, 2008 and 2007, provisions to the allowance for losses on receivables recognized within selling, general and administrative expense, totaled $3,764, $1,411 and $2,565, respectively.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets as of December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Prepaid value-added tax	$4,270	$3,589
Non-trade receivables	1,465	1,498
Prepaid interest	—	7,824
Other	10,491	12,959

	$16,226	$25,870

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2009 and 2008 consists of the following:

	December 31, 2009	December 31, 2008
Net unrealized loss on derivatives	$(11,805)	$(10,806)
Defined benefit pension and retiree healthcare plans	(25,394)	(33,661)

	$(37,199)	$(44,467)

Amounts recorded in accumulated other comprehensive loss are net of tax expense/(benefit) of $4,353 and $(1,004) as of December 31, 2009 and 2008, respectively.

Foreign Currency

For financial reporting purposes, the functional currency of the Company and each of its subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on its operations. In certain instances, the Company enters into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

2. Significant Accounting Policies—(Continued)

measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation gain/(loss) and other, net in the consolidated statements of operations. The Company has recorded currency (losses)/gains of $(13,188), $48,210 and $(105,085) for the years ended December 31, 2009, 2008 and 2007, respectively.

Currency translation gain/(loss) and other, net

Currency translation gain/(loss) and other, net for the years ended December 31, 2009, 2008 and 2007 consists of the following:

	For the year ended December 31,
	2009	2008	2007
Currency translation (loss)/gain on debt	$(13,559)	$53,209	$(111,946)
Currency translation gain/(loss) on net monetary assets	371	(4,999)	6,861
Gain on repurchases of outstanding Senior and Senior Subordinated Notes, net of write-off of deferred financing costs	120,123	14,961	—
Gain/(loss) on commodity forward contracts	2,590	(8,250)	(634)
Loss on Euro call option	(82)	—	—
Other	(1,726)	534	245

	$107,717	$55,455	$(105,474)

3. New Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendors’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. The Company is currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on its financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for the Company, with early adoption prohibited. The Company does not expect its adoption to have a material effect on its financial position or results of operations.

The Company adopted the following accounting standards during the year ended December 31, 2009:

In August 2009, the FASB issued ASU 2009-05, Measuring Liabilities at Fair Value (“ASU 2009-05”). ASU 2009-5 provides guidance on measuring the fair value of liabilities under ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”). ASU 2009-05 describes various valuation methods that can be applied to estimating the fair value of liabilities, requires the use of observable inputs and minimizes the use of unobservable valuation inputs. ASU 2009-05 is effective for the first interim or annual reporting period commencing after August 27, 2009, which was October 1, 2009 for the Company. The adoption of ASU 2009-05 did not have any effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative non-governmental U.S. GAAP. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. Rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards, and all other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. The provisions of ASC 105 are effective for interim and annual reporting periods ending after September 15, 2009. The Company adopted ASC 105 in its interim reporting for the period ended September 30, 2009. The adoption of ASC 105 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In May 2009, the FASB issued guidance now codified within ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes standards for accounting and disclosing subsequent events (events which occur after the balance sheet date but before financial statements are issued or are available to be issued). ASC 855 requires an entity to disclose the date subsequent events were evaluated and whether that evaluation took place on the date financial statements were issued or were available to be issued. The Company adopted these amendments within its interim reporting for the period ended June 30, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance now codified within ASC 820. ASC 820 removes leasing transactions and related guidance from its scope. These amendments delay the effective date for nonfinancial assets and nonfinancial liabilities, except for items recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008, or January 1, 2009 for the Company. The Company adopted these amendments on January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations. In addition, ASC 820 provides further guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and for identifying circumstances that indicate a transaction is not orderly. ASC 820 requires disclosure in interim and annual reporting periods of the inputs and valuation techniques used to

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

measure fair value and a discussion of changes in valuation techniques and related inputs. These amendments are effective for interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, and shall be applied prospectively, with early adoption permitted. The Company adopted these amendments in its interim reporting for the period ended June 30, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

In April 2009, the FASB issued guidance now codified within ASC Topic 825, Financial Instruments (“ASC 825”). ASC 825 requires disclosure about the fair value of financial instruments for interim reporting periods as well as in annual financial statements in a form that makes it clear whether the fair value and carrying amounts represent assets or liabilities and how the carrying amounts are classified within the statement of financial position. These amendments are effective for the interim reporting periods ending after June 15, 2009, or June 30, 2009 for the Company, with early adoption permitted, and do not require disclosures for earlier periods presented for comparative purposes at adoption. The Company adopted these amendments in its interim reporting for the period ended June 30, 2009. Adoption of the guidance did not have a material effect on the Company’s financial position or results of operation.

In December 2008, the FASB issued guidance codified within ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”). ASC 715 provides guidance on an employer’s disclosures about plan assets of a defined benefit plan or other post-retirement plans, enabling users of the financial statements to assess the inputs and valuation techniques used to develop fair value measurements of plan assets at the annual reporting date. Disclosures shall provide users an understanding of significant concentrations of risk in plan assets. The guidance shall be applied prospectively for fiscal years ending after December 15, 2009, with early application permitted. The Company adopted the guidance in its annual reporting for the year ended December 31, 2009. The adoption is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operation.

In April 2008, the FASB issued guidance now codified within ASC 350. ASC 350 outlines the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of recognized intangible assets. The intent of this guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset in accordance with ASC 350 and other U.S. GAAP authoritative literature. These amendments shall be applied prospectively to all intangible assets acquired after its effective date. The Company adopted these amendments effective January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

In March 2008, the FASB issued guidance now codified within ASC 815. ASC 815 expands the disclosure requirements for derivative instruments and hedging activities requiring enhanced disclosure of how derivative instruments impact a company’s financial statements, why companies engage in such transactions and a tabular disclosure of the effects of such instruments and related hedged items on a company’s financial position, results of operations and cash flows. The Company adopted these amendments on January 1, 2009 on a prospective basis. The adoption did not have a material effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued guidance now codified within ASC 810. ASC 810 requires entities to report non-controlling minority interests in subsidiaries as equity in consolidated financial statements. The amendments are effective for fiscal years beginning on or after December 15, 2008 and were adopted by the Company on January 1, 2009 on a prospective basis. The adoption did not have a material effect on the Company’s financial position or results of operations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

3. New Accounting Standards—(Continued)

In December 2007, the FASB issued guidance now codified within ASC Topic 805, Business Combinations (“ASC 805”). ASC 805 requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair value and also changes other practices under ASC 805. ASC 805 also changed the definition of a business to exclude consideration of certain resulting outputs used to generate revenue. ASC 805 is effective for fiscal years beginning after December 15, 2008, or January 1, 2009 for the Company, and should be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009. The Company adopted ASC 805 on January 1, 2009. The adoption did not have a material effect on the Company’s financial position or results of operations.

4. Discontinued Operations

In December 2008, the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which includes the assets and operations of SMaL Camera Technologies, Inc. (“SMaL Camera”). The Company purchased SMaL Camera for $12.0 million in March 2007. The economic climate and slower than expected demand for these products were the primary factors in the decision to sell the business. The Company completed the sale of the Vision business during the three months ended June 30, 2009.

Results of operations of the Vision business included within loss from discontinued operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the year ended December 31,
	2009	2008	2007
Net revenue	$726	$2,661	$759
Loss from operations before income tax	$(395)	$(12,199)	$(18,260)

The Company recognized a $7,883 loss during the year ended December 31, 2008 associated with measuring the net assets at fair value less cost to sell and other exit costs associated with this business. This amount is reported within the loss from discontinued operations in the consolidated statement of operations. The estimated fair value was based on indicators of value implied from discussions with potential buyers of the business. Included in the $7,883 loss were charges of $3,995 and $1,439 for the write-off of goodwill and intangible assets, respectively, associated with the Vision business.

The net assets of the Vision business reported within Assets held for sale as of December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Inventory	$—	$439

	$—	$439

The Vision business was previously reported within the Sensors segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

5. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2009 and 2008 consists of the following:

	Depreciable Lives	December 31, 2009	December 31, 2008
Land	—	$19,779	$19,779
Buildings and improvements	2–40 years	130,330	122,904
Machinery and equipment	2–10 years	250,352	247,732

		400,461	390,415
Less accumulated depreciation		(180,523)	(135,251)

Total		$219,938	$255,164

Depreciation expense for property, plant and equipment, including amortization of capitalized leases, totaled $48,427, $51,361 and $58,204 for the years ended December 31, 2009, 2008 and 2007, respectively.

At the date of the 2006 Acquisition, the acquisition of First Technology Automotive and the acquisition of Airpax, the Company recognized property, plant and equipment at fair value totaling $236,085, $8,933 and $19,795, respectively. Furthermore, the depreciable lives of certain of the Company’s tangible assets were adjusted to reflect their respective estimated economic useful lives as of the date of the acquisitions.

Property, plant and equipment is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant and Equipment. The Company ceases recording depreciation on assets that are classified as held for sale. The net carrying values of the assets which have been classified as Assets held for sale as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Grand Blanc, Michigan facility	$—	$950
Standish, Maine facility	238	1,440
Vision business	—	439

	$238	$2,829

During the years ended December 31, 2009 and 2008, the Company recognized impairment charges related to its Grand Blanc facility of $459 and $684, respectively, in response to the decline in real estate values in Grand Blanc, Michigan. The losses were recognized as a component of Currency translation gain/(loss) and other, net in the consolidated statements of operations. During 2009, the Company completed the sale of the Grand Blanc facility. The Grand Blanc facility was part of the sensors business reporting segment.

Additionally, during the year ended December 31, 2009, the Company recognized an impairment charge of $1,202 related to its Standish facility. The loss was recognized as a component of Currency translation gain/(loss) and other, net. As of December 31, 2009, the Company continued to hold for sale its Standish, Maine facility. The Standish facility is part of the sensors business reporting segment.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

5. Property, Plant and Equipment—(Continued)

Property, plant and equipment as of December 31, 2009 and 2008 includes the following assets under capital leases:

	December 31, 2009	December 31, 2008
Property under capital leases	$31,882	$30,766
Accumulated amortization	(5,907)	(4,290)

Net property under capital leases	$25,975	$26,476

6. Inventories

Inventories as of December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Finished goods	$41,931	$48,454
Work-in-process	20,627	20,084
Raw materials	62,817	70,690

Total	$125,375	$139,228

In connection with the 2006 Acquisition, the acquisition of First Technology Automotive and the acquisition of Airpax, the Company recorded inventory fair value adjustments of $24,571, $2,604 and $2,296, respectively. During the year ended December 31, 2007, the effect of the inventory purchase accounting adjustments of $4,454 was charged to cost of revenue. There were no effects of inventory purchase accounting adjustments recognized during the years ended December 31, 2009 or 2008. As of December 31, 2009 and 2008, inventories totaling $2,360 and $3,074, respectively, had been consigned to others.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets

The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2006	$1,153,784	$—	$1,153,784	$288,942	$—	$288,942	$1,442,726	$—	$1,442,726
2006 Acquisition—purchase accounting adjustments	(5,190)	—	(5,190)	(1,226)	—	(1,226)	(6,416)	—	(6,416)
First Technology Automotive acquisition—purchase accounting adjustments	468	—	468	540	—	540	1,008	—	1,008
Airpax acquisition—purchase accounting adjustments	17,505	—	17,505	101,179	—	101,179	118,684	—	118,684

Balance as of December 31, 2007	1,166,567	—	1,166,567	389,435	—	389,435	1,556,002	—	1,556,002
Airpax acquisition—purchase accounting adjustments	—	—	—	(6,056)	—	(6,056)	(6,056)	—	(6,056)
Impairment	—	—	—	—	(13,173)	(13,173)	—	(13,173)	(13,173)

Balance as of December 31, 2008	1,166,567	—	1,166,567	383,379	(13,173)	370,206	1,549,946	(13,173)	1,536,773
First Technology Automotive acquisition—purchase accounting adjustments	(209)	—	(209)	—	—	—	(209)	—	(209)
Airpax acquisition—purchase accounting adjustments	—	—	—	(701)	—	(701)	(701)	—	(701)
Impairment	—	—	—	—	(5,293)	(5,293)	—	(5,293)	(5,293)

	$1,166,358	$—	$1,166,358	$382,678	$(18,466)	$364,212	$1,549,036	$(18,466)	$1,530,570

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

As discussed in Note 2, during the three months ended December 31, 2008 and March 31, 2009, the Company determined that goodwill and definite-lived intangible assets associated with the Interconnection reporting unit were impaired and recorded charges totaling $13,173 (goodwill) and $19,867 (goodwill of $5,293 and definite-lived intangible assets of $14,574), respectively, in the consolidated statements of operations. The Company believes that the current global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that lead to the impairment of goodwill. The Company utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit include management’s forecast of revenue and earnings, the long-term expected growth rate for the reporting unit, the discount rate, and management’s forecast of capital expenditures and required working capital investment. The Company’s revenue and earnings forecasts for this business depend on many factors, including the ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by the Company’s customers could result in a change to its forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

7. Goodwill and Other Intangible Assets—(Continued)

As of October 1, 2009, the Company evaluated its goodwill and indefinite-lived intangible assets for impairment at the reporting unit level and determined that the fair value exceeded the carrying value on that date. Should certain assumptions used in the development of the fair value of its reporting units change, the Company may be required to recognize additional goodwill or intangible asset impairments.

As discussed in Note 8, during the year ended December 31, 2009, the Company revised its accrual related to facility exit and other costs established through purchase accounting for First Technology Automotive and Airpax. As a result, the Company reduced goodwill by a corresponding amount of $209 related to First Technology Automotive and $701 related to Airpax.

Definite-lived intangible assets have been amortized on an accelerated or economic benefit basis over their estimated lives. The following table outlines the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization as of December 31, 2009 and 2008:

	Weighted- Average Life (Years)	December 31, 2009				December 31, 2008
		Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Completed technologies	16	$268,170	$85,233	$(2,430)	$180,507	$268,170	$60,409	$207,761
Customer relationships	10	1,026,840	420,811	(12,144)	593,885	1,026,840	297,244	729,596
Non-compete agreements	6	23,400	4,711	—	18,689	24,230	2,636	21,594
Tradename	10	720	338	—	382	720	207	513

	11	$1,319,130	$511,093	$(14,574)	$793,463	$1,319,960	$360,496	$959,464

During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense on its definite-lived intangible assets of $151,427, $147,644 and $130,328, respectively. Amortization of these acquisition-related intangible assets is estimated to be $143,082 in 2010, $131,609 in 2011, $119,983 in 2012, $105,098 in 2013 and $93,323 in 2014.

In connection with the 2006 Acquisition, the Company concluded that its Klixon® brand name is an indefinite-lived intangible asset, as the brand has been in continuous use since 1927, and the Company has no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the brand name in the Company’s purchase price allocation.

In connection with the Airpax Acquisition, the Company concluded that its Airpax® brandname is an indefinite-lived intangible asset, as the brand has been in continuous use since 1948 and the Company has no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the brand name in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the consolidated balance sheets include capitalized software licenses with gross carrying amounts of $6,849 and $7,133 and net carrying amounts of $3,598 and $5,417 as of December 31, 2009 and 2008, respectively. The weighted-average life for the capitalized software is 3.6 years. During the years ended December 31, 2009, 2008 and 2007, the Company recorded amortization expense on its capitalized software of $1,654, $1,118 and $736, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs

The Company’s restructuring programs consist of the First Technology Automotive Plan, the Airpax Plan and the 2008 Plan. Each of these restructuring programs is described in more detail below.

First Technology Automotive Plan

In December 2006, the Company acquired First Technology Automotive from Honeywell. In January 2007, the Company announced plans (the “First Technology Automotive Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 143 employees. The actions described above associated with the First Technology Automotive Plan were completed in 2008, and the Company anticipates remaining payments to be paid through 2014 due primarily to contractual lease obligations.

Total cumulative costs incurred to date and expected to be incurred in connection with the First Technology Automotive Plan are $10,776 (severance costs $4,350, facility exit and other costs $6,426). The following table outlines the rollforward of the restructuring liabilities associated with the First Technology Automotive Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2006	$3,067	$2,291	$5,358
Purchase accounting adjustments	1,283	3,468	4,751
Payments	(1,069)	(1,158)	(2,227)

Balance as of December 31, 2007	3,281	4,601	7,882
Charges	—	1,111	1,111
Payments	(2,898)	(1,908)	(4,806)

Balance as of December 31, 2008	383	3,804	4,187
Purchase accounting adjustments	—	(209)	(209)
Reversal of charges	—	(235)	(235)
Payments	(320)	(828)	(1,148)

Balance as of December 31, 2009	$63	$2,532	$2,595

Employees terminated as of December 31, 2009	143

Total cumulative costs incurred to date and expected to be incurred in connection with the First Technology Automotive Plan are $10,776 (sensors $5,092, controls $2,476, corporate $3,208). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the First Technology Automotive Plan.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

	Sensors	Controls	Corporate	Total
Balance as of December 31, 2006	$1,870	$1,556	$1,932	$5,358
Purchase accounting adjustments	3,491	—	1,260	4,751
Reclassification of charges	(599)	920	(321)	—
Payments	(1,545)	—	(682)	(2,227)

Balance as of December 31, 2007	3,217	2,476	2,189	7,882
Charges	330	—	781	1,111
Payments	(744)	(2,142)	(1,920)	(4,806)

Balance as of December 31, 2008	2,803	334	1,050	4,187
Purchase accounting adjustments	—	—	(209)	(209)
Reversal of charges	—	—	(235)	(235)
Payments	(273)	(271)	(604)	(1,148)

Balance as of December 31, 2009	$2,530	$63	$2	$2,595

The reclassification of charges between segments during 2007 as noted above relates primarily to severance and reflected the Company’s estimate based on the finalized restructuring plan.

During the year ended December 31, 2009, the Company revised its accrual related to facility exit and other costs. As a result, the Company reduced goodwill by a corresponding amount of $209 related to the portion of the reserve established through purchase accounting and also recognized a credit of $235 in its consolidated statement of operations.

Airpax Plan

In July 2007, the Company acquired Airpax from William Blair. In 2007, the Company announced plans (the “Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico, and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees. The actions described above associated with the Airpax Plan were completed in 2009, and the Company anticipates remaining payments to be paid through 2010.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

Total cumulative costs incurred to date and expected to be incurred in connection with the Airpax Plan, excluding the impact of changes in foreign currency exchange rates, are $6,494 (severance costs $5,073, facility exit and other costs $1,421). The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2006	$—	$—	$—
Purchase accounting adjustments	8,942	2,092	11,034
Payments	—	—	—

Balance as of December 31, 2007	8,942	2,092	11,034
Purchase accounting adjustments	(3,681)	(158)	(3,839)
Payments	(4,298)	(839)	(5,137)
Impact of changes in foreign currency exchange rates	(227)	(9)	(236)

Balance as of December 31, 2008	736	1,086	1,822
Purchase accounting adjustments	(188)	(513)	(701)
Payments	(375)	(47)	(422)

Balance as of December 31, 2009	$173	$526	$699

Employees terminated as of December 31, 2009	331

Total cumulative costs incurred to date and expected to be incurred in connection with the Airpax Plan, excluding the impact of changes in foreign currency exchange rates, are $6,494 (controls $5,026, corporate $1,468). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance as of December 31, 2006	$—	$—	$—
Purchase accounting adjustments	9,801	1,233	11,034
Payments	—	—	—

Balance as of December 31, 2007	9,801	1,233	11,034
Purchase accounting adjustments	(4,129)	290	(3,839)
Payments	(3,797)	(1,340)	(5,137)
Impact of changes in foreign currency exchange rates	(236)	—	(236)

Balance as of December 31, 2008	1,639	183	1,822
Purchase accounting adjustments	(646)	(55)	(701)
Payments	(297)	(125)	(422)

Balance as of December 31, 2009	$696	$3	$699

During the year ended December 31, 2008, the Company reversed a portion of its previously established restructuring reserves through goodwill because certain aspects of the Airpax Plan were not finalized prior to the one-year anniversary of the Airpax Acquisition. Charges resulting from further restructuring activities have been included as a component of the 2008 Plan.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

During the year ended December 31, 2009, the Company revised its accrual related to severance and facility exit and other costs established through purchase accounting. As a result, the Company reduced goodwill by a corresponding amount of $701.

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries (the “2008 Plan”). During the year ended December 31, 2008, the Company recognized charges totaling $23,013, of which $16,211 relates to severance, $1,300 relates to a pension enhancement provided to certain eligible employees under a voluntary retirement program (refer to Note 12 for further discussion), $3,588 relates to pension curtailment and settlement charges and $1,914 relates to facility exit and other costs. During the year ended December 31, 2009, the Company recognized charges totaling $18,321, of which $12,930 relates to severance, $4,828 relates to pension curtailment, settlement and other related charges and $563 relates to facility exit and other costs. The total cost of these actions is expected to be $41,634, excluding the impact of changes in foreign currency exchange rates, and affect 1,979 employees. The Company anticipates the actions described above associated with the 2008 Plan to be completed during 2010 and the remaining payments to be paid through 2014 due primarily to contractual lease obligations.

Total cumulative costs incurred to date in connection with the 2008 Plan, excluding the impact of changes in foreign currency exchange rates, are $41,334 (severance costs $29,141, pension-related costs $9,716, facility exit and other costs $2,477). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, associated with the 2008 Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$—	$—	$—
Charges	16,211	1,914	18,125
Payments	(4,589)	(80)	(4,669)
Impact of changes in foreign currency exchange rates	(95)	(70)	(165)

Balance as of December 31, 2008	11,527	1,764	13,291
Charges	12,930	563	13,493
Payments	(21,343)	(2,133)	(23,476)
Impact of changes in foreign currency exchange rates	(150)	(85)	(235)

Balance as of December 31, 2009	$2,964	$109	$3,073

Employees terminated as of December 31, 2009	1,914

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

Total cumulative costs incurred to date in connection with the 2008 Plan, excluding the impact of changes in foreign currency exchange rates, are $41,334 (sensors $1,801, controls $4,578, corporate $34,955). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, by segment, as well as corporate, associated with the 2008 Plan.

	Sensors	Controls	Corporate	Total
Balance as of December 31, 2007	$—	$—	$—	$—
Charges	1,760	4,091	12,274	18,125
Payments	(686)	(1,130)	(2,853)	(4,669)
Impact of changes in foreign currency exchange rates	(105)	(60)	—	(165)

Balance as of December 31, 2008	969	2,901	9,421	13,291
Charges	11	465	13,017	13,493
Payments	(871)	(3,048)	(19,557)	(23,476)
Impact of changes in foreign currency exchange rates	22	(203)	(54)	(235)

Balance as of December 31, 2009	$131	$115	$2,827	$3,073

Summary of Restructuring Programs

The following tables outline amounts associated with all of the Company’s restructuring programs described above, including the costs related to pension, and where in the consolidated statements of operations these amounts were recognized for the years ended December 31, 2009 and 2008.

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Total
For the year ended December 31, 2009
Restructuring	$(235)	$—	$18,321	$18,086
Currency translation (gain)/loss and other, net	—	—	(235)	(235)

Total	$(235)	$—	$18,086	$17,851

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Total
For the year ended December 31, 2008
Restructuring	$1,111	$—	$23,013	$24,124
Currency translation (gain)/loss and other, net	—	(236)	(165)	(401)

Total	$1,111	$(236)	$22,848	$23,723

Additionally, during fiscal year 2007, the Company implemented voluntary early retirement programs in its foreign operations. These programs offered eligible employees special termination benefits, including severance and outplacement service, in exchange for their early retirement from the Company. As a result of these programs, sixty-four employees chose to leave the Company, opting for voluntary early retirement which resulted in a charge of $5,166 related to severance costs during the year ended December 31, 2007. No curtailment or settlement gain or loss was recognized as the Company’s retirement obligation was not significantly impacted as a result of the Plan.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

8. Restructuring Costs—(Continued)

The following table outlines the current and long-term components of the restructuring liabilities for all plans recognized in the consolidated balance sheets as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Current liabilities	$4,219	$17,642
Long-term liabilities	2,148	1,658

	$6,367	$19,300

9. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2009 and 2008 consist of the following:

	December 31, 2009	December 31, 2008
Accrued interest	$27,595	$11,708
Accrued bonuses	5,503	1,048
Accrued salaries, wages and vacation pay	14,795	17,183
Accrued taxes	7,911	6,296
Accrued restructuring expenses	4,219	17,642
Accrued professional fees	2,818	4,708
Accrued freight, utility and insurance charges	7,055	5,376
Current portion of pension and post-retirement benefit obligations	832	3,165
Deferred income	2,262	6,296
Other accrued expenses and current liabilities	16,617	13,288

Total	$89,607	$86,710

10. Debt

The Company’s debt as of December 31, 2009 and 2008 consists of the following:

	Weighted- Average Interest Rate for the year ended December 31, 2009	December 31, 2009	December 31, 2008
Senior secured term loan facility (denominated in U.S. dollars)	2.75%	$916,750	$926,250
Senior secured term loan facility (€384.4 million)	3.56%	551,350	547,665
Revolving credit facility (denominated in U.S. dollars)	4.25%	—	25,000
Senior Notes (denominated in U.S. dollars)	8.00%	340,006	450,000
Senior Subordinated Notes (€177.3 million)	9.00%	254,303	320,939
Senior Subordinated Notes (€137.0 million)	11.25%	196,483	198,810
Less: current portion		(15,206)	(40,112)

Long-term portion of debt		$2,243,686	$2,428,552

Capital lease and other financing obligations	8.61%	$41,934	$42,523
Less: current portion		(1,933)	(1,690)

Long-term portion of capital lease and other financing obligations		$40,001	$40,833

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

Senior Secured Credit Facility

On April 27, 2006 (inception), the Company entered into a multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as joint lead arrangers (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $150.0 million revolving credit facility; a $950.0 million U.S. dollar term loan facility; and a €325.0 million Euro term loan facility ($400.1 million, at issuance).

Under the $150.0 million revolving credit facility, there is $131.1 million of availability (net of $18.9 million in letters of credit) as of December 31, 2009, and $118.9 million of availability (net of $25.0 million in borrowings and $6.1 million in letters of credit) as of December 31, 2008. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2009, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are stated to expire in June 2010.

Revolving loans may be borrowed, repaid and re-borrowed to fund the Company’s working capital needs. Term loans may only be borrowed on the closing date and no amount of term loans once repaid may be reborrowed.

The Senior Secured Credit Facility also provides for an incremental term loan facility and/or incremental revolving credit facility in an aggregate principal amount of $250.0 million. The Company issued €73.0 million ($95.4 million, at issuance) on December 19, 2006 to finance the purchase of First Technology Automotive, reducing the amount which may be borrowed under the incremental facility to $154.6 million. The incremental facilities rank pari passu in right of payment and security with the other Senior Secured Credit Facilities and mature at the final maturity of the term loan facility and the revolving credit facility, respectively. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of the Company’s indirectly wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries located in certain non-U.S. jurisdictions including the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains financial covenants that, among other things, limit the Company’s maximum total leverage ratio (total indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization and certain other adjustments (“Adjusted EBITDA”), as defined by the terms of the Senior Secured Credit Facility) and requires the Company to maintain a minimum interest coverage ratio (Adjusted EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. The financial covenants get more restrictive in the fourth quarter of fiscal year 2010. In addition, non-financial covenants confer limitations on the Company’s ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

The Senior Secured Credit Facility also stipulates certain events and conditions which may require the Company to use excess cash flow, as defined by the terms of the agreement, generated by operating, investing or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facility beginning in 2008.

As per the terms of the Senior Secured Credit Facility, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2009 and 2008, for purposes of the Senior Secured Credit Facility, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances, the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement.

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

The Senior Secured Credit Facility provides the Company with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving facility (the “Revolving Credit Facility”), which includes a subfacility for swingline loans. The Revolving Credit Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or  1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. The Company is subject to a 50 basis point commitment fee on the unused portion of the Revolving Credit Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Credit Facility amount of $150.0 million. Amounts drawn under the Revolving Credit Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Credit Facility must be paid in full at the final maturity date of April 27, 2012.

The term loan facility bears interest at LIBOR plus 175 basis points in the case of borrowings denominated in U.S. dollars and EURIBOR plus 200 basis points in the case of borrowings denominated in Euros. The interest payments on the Senior Secured Credit Facility are due quarterly.

Pursuant to the Senior Secured Credit Facility, the Company is required to pay to its lender on a quarterly basis a commitment fee on the undrawn line of credit. For the years ended December 31, 2009, 2008 and 2007, the Company paid $614, $668 and $601, respectively, to its lender.

During 2009, the Company borrowed and repaid amounts under its revolving credit facility. As of December 31, 2009 and 2008, the Company had $0 and $25.0 million, respectively, outstanding under its revolving credit facility.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

Senior Notes

The outstanding senior notes (the “Senior Notes”) were issued under an indenture dated as of April 27, 2006 (inception) among the Company, as issuer, The Bank of New York, as trustee, and the Guarantors (the “Senior Notes Indenture”). The Senior Notes mature on May 1, 2014. Interest is payable semi-annually (at 8% per annum) in cash to holders of Senior Notes of record at the close of business on April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the 2006 Acquisition of the S&C business from TI.

The Senior Notes Indenture limits, under certain circumstances, the borrowers’ ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the capital stock of the Company, redeem the capital stock of the Company, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2009 and December 31, 2008, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances, the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Notes.

Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations.

The Senior Notes are general unsecured obligations of the borrowers and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such secured indebtedness and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the Senior Notes are general unsecured obligations of such Guarantor.

The Company may redeem some or all of the Senior Notes on or after May 1, 2010 at the redemption prices listed below, plus accrued interest.

For the year ending December 31,	Percentage
2010	104.0
2011	102.0
2012 and thereafter	100.0

The Company may also redeem any of the Senior Notes at any time prior to May 1, 2010, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of Senior Notes and (b) the excess of the sum of

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Senior Subordinated Notes

The Company has 9% and 11.25% Senior Subordinated Notes.

9% Senior Subordinated Notes

The outstanding 9% Senior Subordinated Notes (the “9% Senior Subordinated Notes”) were issued under an indenture dated as of April 27, 2006 (inception) among the Company, as issuer, The Bank of New York, as trustee, The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent, and the Guarantors (the “9% Senior Subordinated Notes Indenture”). The 9% Senior Subordinated Notes mature on May 1, 2016, and interest of 9% annually is payable semi-annually in cash to holders of the 9% Senior Subordinated Notes of record at the close of business on April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The 9% Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the 9% Senior Subordinated Notes were used to fund a portion of the acquisition of the S&C business from TI.

The Company may redeem some or all of the 9% Senior Subordinated Notes beginning on or after May 1, 2011, at the redemption prices listed below, plus accrued and unpaid interest.

Year	Percentage
2011	104.5
2012	103.0
2013	101.5
2014 and thereafter	100.0

The Company may also redeem any of the 9% Senior Subordinated Notes at any time prior to May 1, 2011, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of the 9% Senior Subordinated Notes and (b) the excess of the sum of the present value of the 9% Senior Subordinated Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the 9% Senior Subordinated Notes.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

The 9% Senior Subordinated Notes Indenture limits, under certain circumstances, the borrowers’ ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the capital stock of the Company, redeem the capital stock of the Company, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 9% Senior Subordinated Notes or the guarantees, the Company may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change in control, the Company will be required to make an offer to purchase the 9% Senior Subordinated Notes at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of repurchase.

As per the terms of the 9% Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2009 and 2008, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances, the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the 9% Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the 9% Senior Subordinated Notes.

Additional securities may be issued under the 9% Senior Subordinated Notes Indenture in one or more series from time to time, subject to certain limitations.

The 9% Senior Subordinated Notes are general unsecured obligations of the Company and are subordinated in right of payment to all existing and future senior debt of the Company, including its obligations under the Senior Notes and the Senior Secured Credit Facility, and to all indebtedness and other liabilities (including trade payables) of Sensata’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the 9% Senior Subordinated Notes are general unsecured obligations of such Guarantor.

11.25% Senior Subordinated Notes

The outstanding 11.25% Senior Subordinated Notes (the “11.25% Senior Subordinated Notes”) were issued under an indenture dated as of July 23, 2008 among the Company, as issuer, The Bank of New York Mellon, as trustee, The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent, and the Guarantors (the “11.25% Senior Subordinated Notes Indenture”). The 11.25% Senior Subordinated Notes mature on January 15, 2014. Interest is payable semi-annually in cash to holders of 11.25% Senior Subordinated Notes of record at the close of business on January 1 or July 1 immediately preceding the interest payment date, on January 15 and July 15 of each year, commencing on January 15, 2009. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

The 11.25% Senior Subordinated Notes were issued in an aggregate principal amount of €141.0 million. Proceeds from the issuance of the 11.25% Senior Subordinated Notes were used to refinance amounts outstanding under an existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. The 11.25% Senior Subordinated Notes were issued and the Senior Subordinated Term Loan was retired in a non-cash transaction.

The 11.25% Senior Subordinated Notes Indenture limits, under certain circumstances, the Company’s ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of the capital stock of the Company, redeem the capital stock of the Company, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

The Company may redeem some or all of the 11.25% Senior Subordinated Notes beginning on or after January 15, 2010 at the redemption prices listed below, plus accrued interest.

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

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 11.25% Senior Subordinated Notes or the guarantees, the Company may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change in control, the Company will be required to make an offer to purchase the 11.25% Senior Subordinated Notes then outstanding at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of purchase.

As per the terms of the 11.25% Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2009 and 2008, all of the subsidiaries of the Company were “Restricted Subsidiaries.” Under certain circumstances, the Company will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the 11.25% Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the 11.25% Senior Subordinated Notes.

Additional securities may be issued under the 11.25% Senior Subordinated Notes Indenture in one or more series from time to time, subject to certain limitations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

The 11.25% Senior Subordinated Notes are general unsecured obligations of Sensata and are subordinated in right of payment to all existing and future senior debt of the Company, including the Company’s obligations under the Senior Notes and the Senior Secured Credit Facility, and to all indebtedness and other liabilities (including trade payables) of the Company’s subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the 11.25% Senior Subordinated Notes are general unsecured obligations of such Guarantor.

Restrictions on Dividends

The Senior Secured Credit Facility prohibits the Company from paying dividends or making any distributions to its parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business to the extent attributable to the business of the Company and its subsidiaries and in the aggregate not to exceed $5 million in any fiscal year, plus reasonable and customary indemnification claims made by directors or officers of the parent attributable to the ownership of the Company and its Restricted Subsidiaries, (ii) franchise taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies, (iii) tax liabilities to the extent attributable to the business of the Company and its subsidiaries, (iv) repurchase, retirement or other acquisition of equity interests of the parent from certain present, future and former employees, directors, managers, consultants of the parent companies, the Company or its subsidiaries in an aggregate amount not to exceed $7.5 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (v) payment of dividends or distributions with proceeds from the disposition of certain assets (net of mandatory prepayments) in an amount not to exceed $200 million and (vi) dividends and other distributions in an aggregate amount not to exceed $25 million (subject to increase to $35 million if the leverage ratio is less than 5.0 to 1.0 and to $50 million if the leverage ratio is less than 4.0 to 1.0, plus, if the leverage ratio is less than 5.0 to 1.0, the amount of excess cash flow not otherwise applied).

The Senior Notes Indenture, 9% Senior Subordinated Notes Indenture and 11.25% Senior Subordinated Notes Indenture (collectively, the “Indentures”) generally provide that the Company can pay dividends and make other distributions to its parent companies in an amount not to exceed (i) 50% of the Company’s consolidated net income for the period beginning March 31, 2006 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities received by the Company after April 27, 2006 from the issuance and sale of equity interests of the Company (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to the capital of the Company after April 27, 2006, plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after April 27, 2007 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that the Company has a consolidated interest coverage ratio of greater than 2.0 to 1.0. The restrictions on dividends and other distributions contained in the Indentures are subject to certain exceptions, including (i) the payment of dividends following the first public offering of the common stock of any of its direct or indirect parent companies in an amount up to 6.0% per annum of the net cash proceeds contributed to the Company in any such offering, (ii) the payment of dividends to permit any of its parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $75 million.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

Lines of Credit

The Company also has uncommitted local lines of credit with commercial lenders at certain of its subsidiaries in the amount of $15.0 million. No amounts were drawn on these lines as of December 31, 2009.

Extinguishment of Debt

On March 3, 2009, the Company announced the commencement of two separate cash tender offers related to its Senior Notes and its 9% Senior Subordinated Notes and its 11.25% Senior Subordinated Notes (together the “Senior Subordinated Notes”). These cash tender offers settled during the three months ended June 30, 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer related to the Senior Subordinated Notes was oversubscribed and Sensata accepted for purchase a pro rata portion of the Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00) representing approximately 12.0% of the outstanding Senior Subordinated Notes. The Company paid $50.7 million ($40.7 million for the Senior Notes and €7.6 million for the Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.

In addition, during the three months ended June 30, 2009, the Company agreed to purchase certain 9% Senior Subordinated Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). The Company paid $5.1 million (€3.6 million) to settle the transaction and retire the debt on May 25, 2009.

In conjunction with these transactions, during the three months ended June 30, 2009, the Company wrote off debt issuance costs of $5.3 million and recorded a gain in Currency translation gain/(loss) and other, net of $120.1 million.

During 2008, Sensata repurchased outstanding 9% Senior Subordinated Notes totaling €17.4 million (or $22.4 million at the date of repurchase). The Company paid $6.7 million (€5.3 million) to settle the transactions and retire the debt. In conjunction with these transactions, the Company wrote off $0.7 million of debt issuance costs during 2008 and recorded a net gain in Currency translation gain/(loss) and other, net of $15.0 million.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

10. Debt—(Continued)

Capital Lease and Other Financing Obligations

The Company operates in leased facilities with terms generally ranging up to ten years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that the Company pay taxes, insurance and maintenance costs. Depending on the specific terms of the leases, the Company’s obligations are in two forms: capital leases and operating leases. Rent and operating lease expense was $4,719, $7,462 and $6,383 for the years ended December 31, 2009, 2008 and 2007, respectively.

In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease will mature in 2026. The capital lease obligation outstanding is $29,258 and $29,860 as of December 31, 2009 and 2008, respectively.

In February 2008, the Company’s Malaysian operating subsidiary signed a series of agreements to sell and leaseback the land, building and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at 41.0 million Malaysian Ringgit (or $12.6 million based on the closing date exchange rate), closed during the three months ended June 30, 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2009 and 2008, the outstanding liability is $11,006 and $11,432, respectively.

In February 2009, the Company entered into a lease amendment for the factory building and facilities located in Changzhou, China. The amendment resulted in a new lease which was classified as a capital lease as of the modification date. The capital lease will mature in October 2016, at which time the title will transfer to the Company. The capital lease obligation outstanding as of December 31, 2009 is $1,001.

Debt Maturities

Remaining mandatory principal repayments of long-term debt, excluding capital lease, other financing obligations and discretionary repurchases of debt, in each of the years ending December 31, 2010 through 2014 and thereafter are as follows:

For the year ending December 31,	Aggregate Maturities
2010	$15,208
2011	15,208
2012	722,383
2013	715,302
2014	536,489
Thereafter	254,302

Total long-term debt principal payments	$2,258,892

Compliance with Financial and Non-Financial Covenants

During fiscal year 2009 and as of December 31, 2009, the Company was in compliance with all of the covenants and default provisions associated with its indebtedness.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes

Effective April 27, 2006 (inception) and concurrent with the 2006 Acquisition, the Company and several of its Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, the Company’s United States subsidiaries executed a separation and distribution agreement that divided its U.S. sensors and controls businesses currently requiring two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, the Company filed one consolidated tax return in the United States. The remaining subsidiaries of the Company will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Brazil, South Korea, Malaysia and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.

Since its inception, the Company has incurred tax losses in several jurisdictions including the United States, Japan and the Netherlands, resulting in allowable tax net operating loss carry-forwards. In measuring the related deferred tax assets, the Company considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, the Company utilizes the “more likely than not” criteria established in ASC Topic 740, Income Taxes (“ASC 740”), to determine whether the future benefit from the deferred tax assets should be recognized. As a result, the Company established a full valuation allowance on the net operating losses in jurisdictions in which it is more likely than not that such losses will not be utilized in the foreseeable future. The resulting changes in the Company’s valuation allowance is reflected in the rate reconciliation as “losses not tax benefited.”

Income/(loss) from continuing operations before taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2009	$(141,437)	$157,890	$16,453
2008	$(122,497)	$61,627	$(60,870)
2007	$(82,244)	$(89,501)	$(171,745)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

Provision for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2009:
Current	$—	$17,159	$300	$17,459
Deferred	13,679	12,447	(538)	25,588

Total	$13,679	$29,606	$(238)	$43,047

2008:
Current	$—	$23,106	$445	$23,551
Deferred	14,252	14,738	990	29,980

Total	$14,252	$37,844	$1,435	$53,531

2007:
Current	$—	$16,040	$338	$16,378
Deferred	14,618	30,043	1,465	46,126

Total	$14,618	$46,083	$1,803	$62,504

Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the year ended December 31,
	2009	2008	2007
Tax computed at statutory rate of 35%	$5,759	$(21,304)	$(60,111)
Foreign rate tax differential	(24,187)	(7,607)	9,589
Unrealized foreign exchange gains and losses	(16,337)	25,900	5,368
Change in tax law or rates	6,096	(8,603)	8,084
Withholding taxes not creditable	4,162	2,238	4,514
Non taxable gain on repurchases of debt	(16,857)	—	—
Losses not tax benefited	80,359	58,623	88,971
State taxes, net of federal benefit	(154)	1,206	1,131
Non-deductible in-process research and development	—	—	1,995
Other	4,206	3,078	2,963

	$43,047	$53,531	$62,504

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

The primary components of deferred income tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	December 31, 2009	December 31, 2008
Deferred tax assets:
Inventories and related reserves	$4,763	$5,450
Accrued expenses	32,881	25,782
Property, plant and equipment	5,673	4,215
Intangible assets	56,295	19,149
NOL and interest expense carryforwards	264,235	208,927
Pension liability	10,468	15,916
Other	3,351	2,607

Total deferred tax assets	377,666	282,046
Valuation allowance	(314,180)	(224,214)

Net deferred tax asset	63,486	57,832
Deferred tax liabilities:
Property, plant and equipment	(14,042)	(18,705)
Intangible assets and goodwill	(185,847)	(150,901)
Unrealized foreign exchange gain	(1,485)	(1,475)
Tax on undistributed earnings of subsidiaries	(10,450)	(3,969)

Total deferred tax liabilities	(211,824)	(175,050)

Net deferred tax liability	$(148,338)	$(117,218)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2009 and 2008 will be allocated as follows:

	December 31, 2009	December 31, 2008
Income tax benefit recognized in the consolidated statement of operations	$(304,555)	$(205,496)
Other comprehensive loss	(9,625)	(14,912)
Goodwill	—	(3,806)

	$(314,180)	$(224,214)

After the effective date of ASC 805, all changes in the carrying amount of a valuation allowance for an acquired deferred income tax asset or in a liability for an assumed income tax uncertainty will be recognized in income tax expense, even if the deferred tax asset or income tax uncertainty was initially recognized as a result of a business combination with an acquisition date prior to the effective date of ASC 805.

A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses, in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. As a result, the Company must recognize a deferred tax liability. This liability may not

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

be offset by deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the years ended December 31, 2009 and 2008 is an increase of $89,966 and $69,613, respectively.

In April 2007, the Company’s subsidiary in Malaysia was granted a five-year tax exemption, retroactive to April 2006. The tax exemption is conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The current exemption will end in April 2011, but the subsidiary may petition the Ministry of Finance for an additional exemption period at that time. The Company’s subsidiary in Changzhou, China, is eligible for a five-year tax holiday beginning in 2008. The impact of the holidays on the Company’s effective rate is included in the foreign tax rate differential in the reconciliation of the statutory rate to effective rate.

On October 1, 2007, Mexico enacted a new “flat tax” regime which became effective January 1, 2008. In accordance with ASC 740, the effect of the new tax law on deferred taxes must be included in tax expense in the period that includes the enactment date.

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

As of December 31, 2009, the Company has U.S. federal and state net operating loss carryforwards of $190,331 and non-U.S. net operating loss carryforwards of $371,721. The U.S. federal net operating loss carryforward will expire from 2026 to 2029 and the state net operating loss carryforward will expire from 2012 to 2029. The non-U.S. net operating loss carryforward will expire from 2012 to 2018.

The Company adopted guidance included within ASC 740 (originally issued as FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes) effective January 1, 2007, and recognized an increase of $664 in the liability for unrecognized tax benefits and $5 of related interest and penalties, the total of which was accounted for as an increase to the January 1, 2007 balance of accumulated deficit. At adoption, the Company recorded $7,832 of unrecognized tax benefits relating to income tax uncertainties acquired in business combinations. The total liability for unrecognized tax benefits was $8,496 at January 1, 2007.

A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2007	$8,496
Increases related to current year tax positions	1,525

Balance as of December 31, 2007	10,021
Increases related to current year tax positions	1,044
Decreases related to lapse of applicable statute of limitations	(3,030)

Balance as of December 31, 2008	8,035
Increases related to prior year tax positions	2,308
Increases related to current year tax positions	1,413
Decreases related to lapse of applicable statute of limitations	(230)

Balance as of December 31, 2009	$11,526

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

11. Income Taxes—(Continued)

The Company has accrued potential interest and penalties relating to unrecognized tax benefits. The Company classifies interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. For the year ended December 31, 2009, the Company recognized interest and penalties of approximately $823 and $407, respectively, in the consolidated statement of operations and as of December 31, 2009, the Company recognized interest and penalties of approximately $2,784 and $2,208, respectively, in the consolidated balance sheet. For the year ended December 31, 2008, the Company recognized interest and penalties of approximately $43 and $655, respectively, in the consolidated statement of operations and as of December 31, 2008, the Company recognized interest and penalties of approximately $1,961 and $1,801, respectively, in the consolidated balance sheet. For the year ended December 31, 2007, the Company recognized interest and penalties of approximately $1,747 and $78, respectively, in the consolidated statement of operations and as of December 31, 2007, the Company recognized interest and penalties of approximately $2,190 and $1,752, respectively, in the consolidated balance sheet.

Due to the expiration of certain statutes of limitation or the settlement of examinations by taxing authorities, it is reasonably possible that the Company’s total liability for unrecognized tax benefits may decrease within the next twelve months by a range of zero to $3,500. The liability for unrecognized tax benefit relates to the allocations of taxable income to the various jurisdictions where the Company is subject to tax.

The Company’s major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, South Korea, and Malaysia. Tax returns previously filed in these jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2003 through 2008.

The Company has various indemnification provisions in place with TI, Honeywell and William Blair. These provisions provide for the reimbursement by TI, Honeywell and William Blair of future tax liabilities paid by the Company which relate to the pre-acquisition periods of the acquired businesses including the S&C business, First Technology Automotive and Airpax, respectively.

12. Pension and Other Post-Retirement Benefits

The Company provides various retirement plans for employees including defined benefit, defined contribution and retiree healthcare benefit plans.

U.S. Benefit Plans

The principal retirement plans in the U.S. include a) a qualified defined benefit pension plan, b) a defined contribution plan and c) an enhanced defined contribution plan. In addition, the Company provides post-retirement medical coverage and nonqualified benefits to certain employees.

Qualified Defined Benefit Pension Plan

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

The Company intends to contribute amounts to the qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as the Company deems appropriate. During the year ended December 31, 2009, the Company contributed $4,223 to the qualified defined benefit plan. Additionally, the Company expects to contribute approximately $3,500 to the qualified defined benefit plan during 2010.

The Company also sponsors a non-qualified defined benefit plan, which is closed to new participants and is unfunded. During the year ended December 31, 2009, the Company made payments of $59 related to the non-qualified defined benefit plan.

Defined Contribution Plans

The Company offers two defined contribution plans. Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices.

Employees who elected not to remain in the defined benefit pension plan, and new employees hired after November 1997, may participate in the enhanced defined contribution plan, where employer-matching contributions are provided for up to 4% of the employee’s annual eligible earnings. In addition, this plan provides for an additional fixed employer contribution of 2% of the employee’s annual eligible earnings for employees who elected not to remain in the defined benefit pension plan and employees hired after November 1997 and before December 31, 2003. Employees who remain in the qualified defined benefit plan may participate in a defined contribution plan, where 50% employer-matching contributions are provided for up to 2% of the employee’s annual eligible earnings. Beginning in 2009, the Company’s matching of employees’ contributions under the above defined contribution plans will be discretionary and based on the Company’s assessment of its financial performance.

The aggregate expense related to the defined contribution plans for U.S. employees was $2,302, $4,143 and $3,282 for the years ended December 31, 2009, 2008 and 2007, respectively.

Retiree Healthcare Benefit Plan

The Company offers access to group medical coverage during retirement to some of its U.S. employees. The Company makes contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D. For the year ended December 31, 2009, the Company did not, and does not expect to, receive any amount of Federal subsidy. For the year ended December 31, 2009, the Company contributed $236 toward the cost of retiree medical benefits. Obligations to the U.S. Retiree Healthcare Benefit Plan for employees that retired prior to the 2006 Acquisition have been assumed by TI.

Retiree health benefits were partially funded through a Voluntary Employee Benefit Association (“VEBA”) trust. During the three months ended June 30, 2008, the Company amended the terms of the Sensata Technologies Welfare Benefit Trust agreement to allow for the assets held by the trust to be used for medical and dental costs of both active and retired employees. The Company received cash totaling $4,630 from the trust to pay for active employee medical and dental costs. As a result of the withdrawal of cash from the trust, during the year ended December 31, 2008, the Company increased the retiree healthcare benefit liability by $4,630.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

Non-U.S. Benefit Plans

Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For the years ended December 31, 2009, 2008 and 2007, the Company contributed $7,292, $5,115 and $4,159, respectively, to non-U.S. defined benefit plans. The Company expects to contribute approximately $1,781 to non-U.S. defined benefit plans during 2010.

Impact on Financial Statements

Net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2009, 2008 and 2007 is as follows:

	For the year ended December 31,
	2009			2008			2007
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$1,976	$244	$2,860	$2,449	$269	$3,111	$2,265	$326	$2,730
Interest cost	2,969	566	1,020	3,173	536	1,038	2,836	509	641
Expected return on plan assets	(2,408)	—	(786)	(2,515)	(80)	(913)	(2,380)	(156)	(1,136)
Amortization of net loss	237	28	555	212	—	10	109	—	—
Amortization of prior service cost	—	—	768	—	—	—	—	—	—
Loss on settlement	1,283	—	2,228	591	—	772	—	—	—
Loss on curtailment	—	—	563	—	—	2,604	—	—	—
Loss on special termination benefits	—	—	—	1,300	—	—	—	—	—

Net periodic benefit cost	$4,057	$838	$7,208	$5,210	$725	$6,622	$2,830	$679	$2,235

During fiscal years 2008 and 2009, in response to global economic conditions, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries. As a result of these restructuring actions, the Company recognized a settlement loss of $1,283 associated with the termination of STI employees in Attleboro, Massachusetts, and curtailment and settlement losses of $563 and $2,228, respectively, associated with the termination of employees at various foreign subsidiaries.

During fiscal year 2008, the Company announced a voluntary early retirement programs for eligible STI employees in Attleboro, Massachusetts. Twenty-eight employees accepted the voluntary early retirement program. In accordance with ASC 715, the Company recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees (refer to Note 8 for further discussion) of $1,300 and a charge for settlement of the Company’s benefit obligation of $591 during the year ended December 31, 2008.

During fiscal year 2008, the Company terminated the employment of 324 employees at one of its foreign subsidiaries. In accordance with ASC 715, the Company recognized a curtailment loss of $2,604 and a settlement loss of $393 associated with this event (refer to Note 8 for further discussion). Additionally, the Company recognized settlement losses of $379 associated with the termination of employees at other foreign subsidiaries.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2009 and 2008:

	For the year ended December 31,
	2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$61,685	$10,835	$46,393	$56,382	$9,688	$34,593
Service cost	1,976	244	2,860	2,449	269	3,111
Interest cost	2,969	566	1,020	3,173	536	1,038
Plan participants’ contributions	—	—	70	—	—	111
Transfer	—	—	—	—	—	887
Plan amendment	—	—	768	—	—	—
Actuarial loss/(gain)	1,257	146	(4,189)	5,942	342	2,824
Settlements	—	—	(12,789)	—	—	(2,986)
Curtailments	(1,552)	—	(966)	(2,063)	—	2,604
Special termination benefits	—	—	—	1,300	—	—
Benefits paid	(5,136)	(236)	(168)	(5,498)	—	(339)
Foreign currency exchange rate changes	—	—	(497)	—	—	4,550

Ending balance	$61,199	$11,555	$32,502	$61,685	$10,835	$46,393

Change in Plan Assets
Beginning balance	$25,053	$—	$34,334	$35,873	$4,831	$30,612
Actual return on plan assets	5,310	134	1,177	(10,245)	(201)	(4,639)
Employer contribution	4,282	236	7,292	4,923	—	5,115
Plan participants’ contributions	—	—	70	—	—	111
Transfer	—	(134)	—	—	(4,630)	—
Settlements	—	—	(12,789)	—	—	(2,986)
Benefits paid	(5,136)	(236)	(168)	(5,498)	—	(339)
Foreign currency exchange rate changes	—	—	(693)	—	—	6,460

Ending balance	$29,509	$—	$29,223	$25,053	$—	$34,334

Funded status at end of year	$(31,690)	$(11,555)	$(3,279)	$(36,632)	$(10,835)	$(12,059)

Accumulated benefit obligation at end of year	$46,746	$—	$26,075	$47,077	$—	$36,107

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2009 and 2008:

	December 31, 2009			December 31, 2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$3,833	$—	$—	$—
Current liabilities	(137)	(313)	(382)	(82)	(82)	(3,001)
Noncurrent liabilities	(31,553)	(11,242)	(6,730)	(36,550)	(10,753)	(9,058)

	$(31,690)	$(11,555)	$(3,279)	$(36,632)	$(10,835)	$(12,059)

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs as of December 31, 2009, 2008 and 2007 are as follows:

	2009			2008			2007
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net loss	$17,830	$1,312	$6,252	$20,796	$1,328	$11,537	$4,961	$706	$4,946

The Company expects to amortize $733 from accumulated other comprehensive loss to net periodic benefit costs during 2010.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,199	$9,964	$61,685	$17,285
Accumulated benefit obligation	$46,746	$8,720	$47,077	$15,952
Plan assets	$29,509	$2,852	$25,053	$6,522

Information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2009 and 2008 is as follows:

	December 31, 2009		December 31, 2008
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,199	$9,964	$61,685	$46,393
Plan assets	$29,509	$2,852	$25,053	$34,334

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive loss for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the year ended December 31,
	2009			2008			2007
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net (gain)/loss	$(2,019)	$12	$(2,881)	$16,638	$622	$7,343	$966	$78	$2,536
Amortization of net loss	(139)	(28)	(335)	(212)	—	(9)	(109)	—	—
Amortization of prior service cost	—	—	(768)	—	—	—	—	—	—
Settlement loss	(808)	—	(1,301)	(591)	—	(743)	—	—	—

Total recognized in other comprehensive loss	$(2,966)	$(16)	$(5,285)	$15,835	$622	$6,591	$857	$78	$2,536

Assumptions and Investment Policies

Weighted-average assumptions used to calculate the projected benefit obligations of the Company’s defined benefit pension and retiree healthcare plans as of December 31, 2009 and 2008 are as follows:

	December 31, 2009			December 31, 2008
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.75%	5.25%		5.25%	5.25%
Non-U.S. assumed discount rate	3.12%	—		2.66%	—
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.20%	—	(1)	3.23%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree healthcare benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of the Company’s defined benefit pension and retiree healthcare plans for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the year ended December 31,
	2009			2008			2007
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	5.25%	5.25%		5.50%	5.75%		5.50%	5.75%
Non-U.S. assumed discount rate	2.66%	—		3.14%	—		2.76%	—
U.S. average long-term rate of return on plan assets	7.00%	—		7.00%	3.25%		7.00%	3.25%
Non-U.S. average long-term rate of return on plan assets	2.58%	—		2.92%	—		4.20%	—
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.23%	—	(1)	3.12%	—	(1)	2.88%	—	(1)

(1)	Rate of compensation increase is not applicable to the Company’s retiree healthcare benefits as compensation levels do not impact earned benefits.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

In order to select a discount rate for purposes of valuing the plan obligations the Company uses returns of long-term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities. For the U.S. plans an analysis is performed in which the projected cash flows from the defined benefit and retiree healthcare plans are matched with a yield curve based on an appropriate universe of high-quality corporate bonds. The results of the yield curve analysis are used to select the discount rate that matches the payment stream of the benefits in each plan. Each rate is rounded to the nearest quarter of a percent.

Assumed healthcare cost trend rates for the Retiree Healthcare Benefit Plan as of December 31, 2009, 2008 and 2007 are as follows:

	Retiree Healthcare
	December 31, 2009	December 31, 2008	December 31, 2007
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.00%	8.00%	9.00%
Attributed to age 65 or greater	8.00%	9.00%	10.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2015	2011	2011
Attributed to age 65 or greater	2016	2012	2012

Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2009 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$4	$(6)
Effect on post-retirement benefit obligations	$69	$(96)

The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	U.S. Medicare Part D Reimbursement	Non-U.S. Defined Benefit
For the year ending December 31,
2010	$3,481	$313	$(3)	$841
2011	4,188	416	(4)	829
2012	4,879	557	(5)	945
2013	5,858	725	(7)	1,072
2014	6,394	895	(9)	1,148
2015 – 2019	41,079	5,890	(114)	9,708

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

Plan Assets

The Company holds assets for its defined benefit plans in the U.S., Japan and the Netherlands. Information about the plan assets and the Company’s investment policies and strategies for each jurisdiction is detailed below.

U.S. Plan Assets

The target asset allocation of the U.S. defined benefit plan is 57% equity and 43% fixed income. To arrive at the targeted asset allocation, the Company and its investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation report for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, the Company’s management believes that there are no significant concentrations of risk associated with the plan assets.

To determine the long-term rate of return on plan assets, the Company considered actual historical returns, future expectations for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payments of reasonable expense of the plan from plan assets. The Company believes that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2009:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2009
U.S. large cap equity	33%	33%
U.S. small cap equity	10%	11%
International (non-U.S.) equity	14%	14%
Fixed income (U.S. investment grade)	35%	34%
High-yield fixed income	4%	4%
International (non-U.S.) fixed income	4%	4%

The portfolio is monitored for automatic rebalancing on a monthly basis to a 2% tolerance.

For the year ended December 31, 2008, the Company set a target allocation rate of 50% to 60% for equity securities and 40% to 50% for fixed income securities. As of December 31, 2008, the actual allocation of the U.S. defined benefit plan assets was 52% equity and 48% fixed income.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

The following table presents information about the plan assets measured at fair value as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
U.S. large cap equity	$9,630	$—	$—	$9,630
U.S. small cap equity	3,138	—	—	3,138
International (non-U.S.) equity	4,132	—	—	4,132

Total equity mutual funds	16,900	—	—	16,900
Fixed income (U.S. investment grade)	10,046	—	—	10,046
High-yield fixed income	1,308	—	—	1,308
International (non-U.S.) fixed income	1,255	—	—	1,255

Total fixed income mutual funds	12,609	—	—	12,609

Total	$29,509	$—	$—	$29,509

Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.

Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives and long-duration fixed income. While investment in individual securities, derivatives, long-duration fixed income, cash and cash equivalents is permitted, the plan does not hold these types of investments as of December 31, 2009.

Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange and natural resources (such as timber, oil and gas).

Japan Plan Assets

The target asset allocation of the Japan defined benefit plans is 30% equity securities and 70% fixed income securities and cash and cash equivalents, with allowance for a 10% deviation in either direction. The Company’s management, along with the trustee of the plans’ assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.

To determine the long-term rate of return on plan assets, the Company considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and the Company’s investment strategy mix with respect to the plans’ funds.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2009:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2009
Equity securities	20% - 40%	30%
Fixed income securities and cash and cash equivalents	60% - 80%	70%

For the year ended December 31, 2008, the Company set a target allocation rate of 20% to 60% for equity securities and 40% to 80% for fixed income securities and cash and cash equivalents. As of December 31, 2008, the actual allocation of the Japan defined benefit plans’ assets was 25% equity securities and 75% fixed income securities and cash and cash equivalents.

The following table presents information about the plan assets measured at fair value as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
U.S. equity	$2,268	$—	$—	$2,268
International (non-U.S.) equity	5,707	—	—	5,707

Total equity securities	7,975	—	—	7,975
U.S. Treasury fixed income	2,463	—	—	2,463
International (non-U.S.) fixed income	16,129	—	—	16,129

Total fixed income securities	18,592	—	—	18,592
Cash and cash equivalents	188	—	—	188

Total	$26,755	$—	$—	$26,755

The fair value of cash and cash equivalents approximates the carrying value as of the balance sheet date due to the short-term maturities of these assets. The fair value of equity securities and bonds are based on publicly-quoted final stock and bond values on the last business day of the year.

Permitted asset classes include equity securities that are traded on the official stock exchange(s) of the respective countries, fixed income securities with a credit rating of BBB or above for Japanese securities and AA or above for non-Japanese securities, and cash and cash equivalents.

All other investments other than those mentioned above are prohibited. In addition, if the credit rating of fixed income securities in which the plans invest falls below BBB for Japanese securities and AA for non-Japanese securities, such securities are sold.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

12. Pension and Other Post-Retirement Benefits—(Continued)

The Netherlands Plan Assets

The assets of the Netherlands defined benefit plan are comprised of an insurance policy with Nationale Nederlanden (“NN”). NN provides specified future benefit payments to the Plan participants in return for the contributions (or premiums) paid to the plan by the Company. The contributions paid by the Company are commingled with contributions paid to NN by other employers with similar retirement benefit plans, and the accumulated contributions are used by NN as an asset pool to back the liabilities to pay the specified benefit payments.

The following table presents information about the plan assets measured at fair value as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Other (insurance policy)	$—	$—	$2,468	$2,468

Total	$—	$—	$2,468	$2,468

The following table outlines the rollforward of the Company’s Level 3 plan assets for the year ended December 31, 2009:

Fair value measurement using significant unobservable inputs (Level 3)
Beginning balance as of January 1, 2009	$1,979
Actual return on plan assets still held at reporting date	(198)
Purchases, sales and settlements	687

Ending balance as of December 31, 2009	$2,468

The fair value of the insurance contracts are measured based on the future benefit payments that would be made by the insurance company to plan participants if the Company were to switch to another insurance company without actually surrendering its policy. In this case, the insurance company would guarantee to pay the benefits at retirement accrued under the plan based on current salaries and service to date (i.e., no allowance for future salary increases or pension increases). The cash flows of the future benefit payments are discounted using the same discount rate as is used to value the defined benefit plan liabilities; the discount rate is based on yields of Euro-denominated AA-rated corporate bonds.

13. Share-Based Payment Plans

On April 27, 2006 (inception), the Company, in connection with the 2006 Acquisition, implemented management compensation plans to align compensation for certain key executives with the performance of the Company. The objective of the plans is to promote the long-term growth and profitability of the Company and its subsidiaries by providing those persons who are involved in the Company with an opportunity to acquire an ownership interest in the Company. The following plans were in effect on the date of the 2006 Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

Based on the original terms of the plans, the awards were classified as liability awards under ASC Topic 718, Compensation-Stock Compensation (“ASC 718”). On September 29, 2006, the Company modified the terms of the awards and the underlying securities. After the modification, the following plans were in effect: 1) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) the First Amended and Restated 2006 Management Securities Purchase Plan (“Restricted Stock Plan”) which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. These modifications resulted in a change in classification of the awards from liability to equity awards in accordance with the provisions of ASC 718.

Sensata Technologies Holding B.V. 2006 Management Option Plan

Under the Sensata Technologies Holding B.V. 2006 Management Option Plan, participants were granted 2,205,675 options in three separate tranches. Each option entitled the holder to acquire an “equity strip” comprised of one Sensata Technologies Holding B.V. ordinary share and 19.5 Deferred Payment Certificates (“DPCs”) at an aggregate strike price of €25.00. These options were classified as liability awards based on features of the options as well as the underlying securities. Each tranche of awards had different vesting provisions and are further described below.

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

During the three months ended September 30, 2009, the Parent amended the Stock Option Plan to increase the number of shares reserved for issuance under the Stock Option Plan to 13,082,236 and to change the vesting rules by eliminating the Tranche 3 performance level requirement and measuring option performance solely by the Tranche 2 level. In effect, Tranche 3 awards and Tranche 2 awards have the same performance vesting requirements.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

A summary of stock option activity for the years ended December 31, 2008 and 2009 is presented below. Amounts in the table below have been calculated based on unrounded shares. Because each grant is divided equally between Tranches I, II and III, certain amounts may not add due to the effect of rounding.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2007	4,064,479	$7.05	8.55	$17,592
Granted	131,669	11.38
Forfeited	(145,667)	7.53
Expired	—	—
Exercised	—	—

Balance as of December 31, 2008	4,050,481	7.18	7.57	17,031
Granted	1,166,667	14.89
Forfeited	(200,432)	7.72
Canceled	(25,000)	6.30
Expired	—	—
Exercised	—	—

Options outstanding as of December 31, 2009	4,991,716	$8.96	7.28	$55,259

Options vested and exercisable as of December 31, 2009	2,195,472	$7.02	6.47	$28,554
Expected to vest as of December 31, 2009(1)	4,810,082	$8.90	7.26	$53,524

Tranche 2 and 3 Options
Balance as of December 31, 2007	8,128,959	$7.05	8.55	$35,183
Granted	263,332	11.38
Forfeited	(291,333)	7.53
Expired	—	—
Exercised	—	—

Balance as of December 31, 2008	8,100,958	7.18	7.57	34,062
Granted	283,333	15.51
Forfeited	(400,860)	7.72
Canceled	(50,000)	6.30
Expired	—	—
Exercised	—	—

Options outstanding as of December 31, 2009	7,933,432	$7.45	6.67	$99,796

Options vested as of December 31, 2009	—	$—	—	$—
Expected to vest as of December 31, 2009(1)	7,795,665	$7.45	6.67	$98,069

(1)	The expected to vest options are the sum of vested options and the result of applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

A summary of the status of the Company’s non-vested options as of December 31, 2009 and of the changes during the year then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because each grant is divided equally between Tranches I, II and III, certain amounts may not add due to the effect of rounding.

	Stock Options			Weighted-Average Grant-Date Fair Value Per Share
	Tranche I	Tranche II	Tranche III	Tranche I	Tranche II	Tranche III
Nonvested as of December 31, 2008	2,713,709	4,050,479	4,050,479	$2.56	$1.71	$1.21
Granted during the year	1,166,667	258,333	25,000	$9.20	$5.96	$0.12
Vested during the year	(892,119)	—	—	$2.50	—	—
Canceled during the year	(25,000)	(25,000)	(25,000)	$2.05	$0.31	$0.12
Forfeited during the year	(167,012)	(200,430)	(200,430)	$2.69	$1.79	$1.26

Nonvested as of December 31, 2009	2,796,244	4,083,383	3,850,049	$5.34	$1.98	$1.21

The fair value of stock options vested during the years ended December 31, 2009 and 2008 was $2,233 and $3,274, respectively. No stock options vested during the year ended December 31, 2007. As of December 31, 2009, there were 157,088 shares available for grant under the Stock Option Plan.

Tranche 1 Options

Tranche 1 options, with the exception of those granted during the three months ended September 30, 2009, vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third parties. Tranche 1 options granted during the three months ended September 30, 2009 vest 20% per year over five years from the date of grant provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Company to one or more independent third parties. The Company recognizes the compensation charge for Tranche 1 awards on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Company has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

The weighted-average grant-date fair value per share of the Tranche 1 options granted during fiscal years 2009, 2008 and 2007 was $9.20, $3.56 and $2.57, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	34.79%	25.00%	25.00%
Risk-free interest rate	2.90%	3.01%	4.52%
Expected term (years)	6.5	6.6	6.6
Forfeiture rate	11.00%	5.00%	5.00%
Fair value per share of underlying shares	$14.89	$11.38	$7.36

The expected term of the time vesting option was based upon the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”). The expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. The Company utilized the simplified method for options granted during the years ended December 31, 2009, 2008 and 2007 due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. The Company considered the historical and implied volatility of publicly-traded companies within the Company’s industry. Ultimately, the Company utilized the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on the Company’s estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from the Company’s Board of Directors.

In December 2007, the SEC issued SAB No. 110 (“SAB 110”). SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. The Company concluded that it will continue to use the simplified method until sufficient historical data becomes available.

Under the fair value recognition provisions of ASC 718, the Company recognizes share-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. The Company has estimated its forfeitures based on historical experience. During the three months ended March 31, 2009, the Company revised its forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result, the Company recorded a reduction to its non-cash compensation expense of $335 during the three months ended March 31, 2009.

During the three months ended September 30, 2009, the Company canceled an award issued to one employee on May 21, 2009 and concurrently issued a new award with different vesting terms. The Company

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

accounted for this transaction as a modification under ASC 718, which resulted in $470 of additional value. The Company will expense the remaining unrecognized compensation expense of $524 over the vesting period of the new award.

The Board determined that the exercise price of the options granted on September 4, 2009 was established at less than the fair market value of the underlying shares. The exercise price of these options was reset on December 8, 2009 to $14.80, the fair market value of the ordinary shares on September 4, 2009. All other terms and provisions of the options granted, including the dates of vesting, remained unchanged and in full force and effect. In addition, the Company issued 380,900 restricted securities on December 9, 2009. The Company accounted for these transactions as a modification of the September 4, 2009 awards under ASC 718.

The Company performed a contemporaneous valuation of the ordinary shares of the Company in connection with the issuance of share-based payment awards. The Company relied on these valuation analyses in determining the fair value of the share-based payment awards. Each valuation analysis of the ordinary shares of the Company utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, the Company prepared detailed annual projections of future cash flows for fiscal years 2009 through 2014 (the “Discrete Projection Period”). The Company estimated the total value of the cash flow beyond fiscal year 2014 (the “Terminal Year”) by applying a multiple to its projected fiscal year 2014 net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital (12.0% for the awards issued in September 4, 2009 and 11.0% for the awards issued on December 9, 2009). The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. The Company believes that its procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, the Company performed an analysis to identify a group of publicly-traded companies that were comparable to the Company. Many of the companies with whom the Company competes are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, the Company turned to publicly-traded companies that the Company believes operates in industries similar to its own. The Company calculated an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to the Company’s fiscal year 2010 projected EBITDA. The resulting enterprise value under this guideline company method was within 10% of the enterprise value under the discounted cash flow method. The Company utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we apply a marketability discount (6.0% for the awards issued on September 4, 2009 and 5.0% for the award issued on December 9, 2009) to the implied value of equity. The Company believes that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The Company recognized non-cash compensation expense of $2,168, $2,005 and $1,812 for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not recognize a tax benefit associated with these expenses during the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, there was $11,684 of unrecognized compensation expense related to non-vested Tranche 1 options. The Company expects to recognize this expense on average over the next 2.3 years.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

Tranche 2 and 3 Options

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

As a result of the Amendment to the Stock Option Plan during the three months ended September 30, 2009, all outstanding Tranche 3 awards as of the date of modification require the same specified return on the equity Sponsors’ investment as Tranche 2 awards. The Company accounted for the Amendment as a modification under ASC 718, which resulted in $9,014 of additional value. Upon consummation of a liquidity event, the Company will recognize a cumulative catch-up adjustment for the portion of the previously unrecognized compensation expense associated with the modified award that has time vested and will continue to recognize the remaining portion over the remaining requisite service period, regardless of whether or not the equity Sponsors achieve the specified returns.

The weighted-average grant-date fair value per share of the Tranche 2 options granted during fiscal years 2009, 2008 and 2007 was $5.96, $2.15 and $1.10, respectively. The weighted-average grant-date fair value per share of the Tranche 3 options granted during fiscal years 2009, 2008 and 2007 was $0.12, $1.43 and $0.66, respectively. The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2009	2008	2007
Expected dividend yield	0%	0%	0%
Expected volatility	33.24%	25.00%	25.00%
Risk-free interest rate	0.39%	3.01%	4.52%
Expected term (years)	6.6	6.6	6.6
Forfeiture rate	11.00%	5.00%	5.00%
Assumed time to liquidity event (years)	1.0	2.0	3.7
Probability IPO vs. disposition	70% / 30%	70% / 30%	70% / 30%

Key assumptions, including the assumed time to liquidity and probability of an initial public offering versus a disposition, were based on management’s judgment with input from the Company’s Board of Directors.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

Management has concluded that satisfaction of the performance conditions is presently not probable, based on principles established in guidance now codified within ASC 805 and, as such, no compensation expense has been recorded for these options for the years ended December 31, 2009, 2008 and 2007. In accordance with ASC 805, if a liquidity event occurs, the Company will be required to recognize compensation expense over the remaining requisite service period of the awards, including a cumulative catch-up adjustment for previously unrecognized compensation expense, regardless of whether or not the equity Sponsors achieve the specified returns. As of December 31, 2009, there was $21,242 of unrecognized compensation expense related to non-vested Tranche 2 options, including former Tranche 3 options which were effectively converted to Tranche 2 options during the three months ended September 30, 2009.

Restricted Securities

Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

Under this plan, participants were granted restricted Sensata Technologies Holding B.V. securities consisting of 20,025 ordinary shares and 390,487 DPCs.

First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation to be recorded. Restricted securities issued totaled 91,023. For 38,905 restricted securities, restrictions lapsed as of December 31, 2007. The remaining outstanding restricted securities lapse upon the earlier of retirement, as defined, a change-in-control transaction or the third anniversary of the issuance of the shares. During fiscal year 2008, the Company repurchased 11,973 restricted securities from a shareholder.

The estimated grant-date fair value of the restricted securities issued in 2006 was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant-date fair value of these securities using this methodology was $623, which is being recognized on a straight-line basis over the period in which the restrictions lapse.

On December 9, 2009, the Company issued 380,900 restricted securities. These securities vest on a straight-line basis over a 5-year period at 20% per year. As indicated previously, the Company accounted for the issuance of these restricted securities together with the reset of the exercise price of the September 4, 2009 stock option awards as a modification of the September 4, 2009 stock option awards under ASC 718. The incremental value associated with the modification was measured at $2,203, which will be recognized as compensation expense on a straight-line basis over the period in which the restrictions lapse.

The Company recognized non-cash compensation expense of $65, $103 and $203 in connection with restricted securities for the years ended December 31, 2009, 2008 and 2007, respectively. The Company did not recognize a tax benefit associated with these expenses during the years ended December 31, 2009, 2008 and 2007. As of December 31, 2009, there was $2,178 of unrecognized compensation expense related to restricted securities. The Company expects to recognize this expense over the next five years.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

13. Share-Based Payment Plans—(Continued)

A summary of the restricted securities activity as of and for the years ended December 31, 2008 and 2009 is as follows:

	Ordinary Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2007	91,023	$6.85
Granted shares	—	—
Forfeitures	—	—
Repurchases	(11,973)	6.85

Balance as of December 31, 2008	79,050	6.85
Granted shares	380,900	17.48
Forfeitures	—	—

Balance as of December 31, 2009	459,950	$15.65

Restrictions lapsed as of December 31, 2009	26,932	$6.85

The restricted security aggregate intrinsic value information as of December 31, 2009, 2008 and 2007 is presented below. The expected to vest restricted securities are the sum of vested restricted securities and the result of applying the forfeiture rate assumption to total unvested restricted securities.

	December 31, 2009	December 31, 2008	December 31, 2007
Vested and outstanding	$539	$306	$443
Expected to vest	$8,258	$900	$1,036

The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2009, 2008 and 2007 are as follows:

	December 31, 2009	December 31, 2008	December 31, 2007
Outstanding	4.6	*	1.4
Expected to vest	4.6	*	1.4

*	Reflects less than one year remaining

14. Shareholder’s Equity

In connection with the 2006 Acquisition, the Company issued 180 ordinary shares with a par value of €100.0 per share. The Company is authorized to issue up to 900 shares.

Upon the close of the 2006 Acquisition, the Sponsors contributed $985.0 million to Sensata Investment Co., which, in turn, contributed these proceeds, through Sensata Technologies Holding B.V., to Sensata Intermediate Holding. Sensata Intermediate Holding contributed $985.0 million to the Company and in exchange received 180 Ordinary Shares, €100.0 nominal value per share and a total value of $216,699, as well as €616,909 of DPCs. The DPCs were issued as debt and provided the holder with a 14% yield on the principal amount. As a result, the DPCs were classified as long-term debt as of April 27, 2006 (inception) and the accrued yield was recognized as interest expense. In addition, the DPCs and the related yield were remeasured into the U.S. dollar equivalent at the end of each reporting period with the difference recorded as currency gain or loss.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

14. Shareholder’s Equity—(Continued)

On July 28, 2006, certain members of management participated in the Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan. In connection with this plan, certain members of management contributed $1,557 to Sensata Investment Co. and received an equity interest in Sensata Investment Co. On September 29, 2006, Sensata Investment Company S.C.A. contributed $1,557 to the Company as a capital contribution.

On September 21, 2006, the Company legally retired the DPCs effective as of April 27, 2006 (inception), and restructured them as Additional paid–in capital, the original intended investment classification. In accordance with U.S. GAAP, the DPCs were classified as debt until the date of the modification of the instrument. Therefore, effective September 21, 2006, the principal amounts of $768,298 for the DPCs and their accrued interest of $44,581 and foreign currency exchange losses of $13,442, were reclassified into equity as Additional paid-in capital.

15. Related Party Transactions

The nature of the Company’s related party transactions has changed as the Company has migrated from a wholly-owned operation of TI for all periods prior to the closing of the 2006 Acquisition to a stand-alone independent company, effective as of April 27, 2006 (inception). Accordingly, the following discussion of related party transactions highlights the significant related party relationships and transactions both after (Successor) and before (Predecessor) the closing of the 2006 Acquisition.

Advisory Agreement

In connection with the 2006 Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee (a “Periodic Fee”) equal to the product of $1,000 times such Sponsors Fee Allocation Percentage as defined in the Advisory Agreement. For each of the years ended December 31, 2009, 2008 and 2007, the Company recorded $4,000 related to the Advisory Agreement in Selling, general and administrative expense. Pursuant to the Advisory Agreement, the Company paid an aggregate of $30,000 to the Sponsors in connection with the costs of the 2006 Acquisition (and capitalized as part of the allocation of purchase price and capitalized debt issuance costs).

In addition, in the event of future services provided in connection with any future acquisition, disposition, or financing transactions involving the Company, the Advisory Agreement requires the Company to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction (“Subsequent Fees”). In connection with the First Technology Automotive Acquisition, the Company paid and capitalized as part of the acquisition cost advisory fees of $900 to the Sponsors. In connection with the Airpax Acquisition, the Company paid advisory fees of $2,755 to the Sponsors, of which $1,653 was recorded in Selling, general and administrative expense and $1,102 was recorded as part of the acquisition cost of Airpax. No amounts were capitalized to deferred financing costs associated with the financing of the Airpax Acquisition.

The Advisory Agreement also requires the Company to pay the reasonable expenses of the Sponsors in connection with, and indemnify them for liabilities arising from, the Advisory Agreement. The Advisory Agreement continues in full force and effect until April 26, 2016, renewable, unless terminated, in one-year extensions provided, however, that Bain Capital may cause the agreement to terminate upon a change of control

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

15. Related Party Transactions—(Continued)

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

Other Arrangements with the Investor Group and its Affiliates

For the years ended December 31, 2009, 2008 and 2007, the Company recorded $1,370, $1,467 and $1,782, respectively, of expenses in Selling, general and administrative expense for legal services provided by one of its shareholders. During the years ended December 31, 2009, 2008 and 2007, the Company made payments of $2,086, $772 and $2,682, respectively, to this shareholder. For the year ended December 31, 2007, the Company capitalized $1,284 as purchase price. As of December 31, 2009 and 2008, amounts due to this shareholder totaled $105 and $821, respectively.

During 2009, certain executive officers and other members of management of the Company invested in a limited partnership along with its Sponsors. The limited partnership was formed with the intent to invest in the Company’s bonds among other potential investment opportunities.

Transition Services Agreement

In connection with the 2006 Acquisition, the Company entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide the Company with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services vary in duration, and expired no later than April 26, 2007, except for certain information technology services which expired no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally are based on the costs incurred by TI providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the years ended December 31, 2008 and 2007, the Company recorded $217 and $10,504, respectively, in Selling, general, and administrative expense related to these administrative services. The Company is no longer receiving any services provided under the Transition Services Agreement.

Cross License Agreement

In connection with the 2006 Acquisition, the Company entered into a cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the Company and TI grant each other a license to use certain technology used in connection with the other party’s business.

16. Commitments and Contingencies

The Company has outstanding obligations associated with its capital lease and other financing obligations (refer to Note 10).

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Future minimum payments for capital leases, other financing obligations and non-cancelable operating leases in effect as of December 31, 2009 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2010	$3,552	$1,949	$5,147	$10,648
2011	3,565	1,619	2,686	7,870
2012	3,590	1,454	1,921	6,965
2013	3,624	995	1,331	5,950
2014	3,659	668	909	5,236
2015 and thereafter	40,744	10,829	3,587	55,160

Net minimum rentals	58,734	17,514	$15,581	$91,829

Less: interest portion	(28,447)	(5,867)

Present value of future minimum rentals	$30,287	$11,647

Non-cancelable purchase agreements exist with various suppliers for goods and services, such as advisory services (as described in Note 15) and information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2009, the Company had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2010	$15,586
2011	9,297
2012	4,630
2013	4,035
2014	4,035
2015 and thereafter	9,403

Total	$46,986

Off-Balance Sheet Commitments

The Company executes contracts involving indemnifications standard in the relevant industry and indemnifications specific to a transaction such as sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Indemnifications provided as part of Contracts and Agreements

The Company is a party to the following three types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, the Company entered into customary indemnification agreements with the Sponsors pursuant to which the Company will indemnify the Sponsors, against certain liabilities arising out of performance of a consulting agreement with the Company and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

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

Product Warranty Liabilities

The Company’s standard terms of sale provide its customers with a warranty against faulty workmanship and the use of defective materials. These warranties exist for a period of eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. The Company does not offer separately priced extended warranty or product maintenance contracts. The Company’s liability associated with this warranty is, at the Company’s option, to repair the product, replace the product or provide the customer with a credit. The Company also sells products to customers under negotiated agreements or where the Company has accepted the customer’s terms of purchase. In these instances, the Company may make additional warranties, for longer durations consistent with differing end-market practices, and where the Company’s liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability. In the event a warranty claim based on defective materials exists, the Company may be able to recover some of the cost of the claim from the vendor from whom the material was purchased. The Company’s ability to recover some of the costs will depend on the terms and conditions to which the Company agreed when the material was purchased. When a warranty claim is made, the only collateral available to the Company is the return of the inventory from the customer making the warranty claim. Historically, when customers make a warranty claim, the Company either replaces the product or provides the customer with a credit. The Company generally does not rework the returned product.

The Company’s policy is to accrue for warranty claims when both a loss is probable and can be estimated. This is accomplished by reserving for estimated sales returns and estimated costs to rework the product at the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims have historically not been material. See Note 2 for further information on the Company’s revenue recognition policy.

In some instances, customers may make claims for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings.

Environmental Remediation Liabilities

The Company’s operations and facilities are subject to U.S. and foreign laws and regulations governing the protection of the environment and the Company’s employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. The Company could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third-party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at the Company’s facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. The Company is, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving the Company or its operations.

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. The Company’s subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2009 or 2008.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of STI acquired through our acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. The Company does not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. The Company does not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

The Company is subject to compliance with laws and regulations controlling the export of goods and services. Certain of the Company’s products are subject to International Traffic in Arms Regulation (“ITAR”). These products represent an immaterial portion of the Company’s revenues and the Company has not exported an ITAR-controlled product. However, if in the future the Company decides to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user and considers national security and foreign policy. The length of time involved in the licensing process varies, but is currently less than three weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require the Company to change technology or incur expenditures to comply with such laws and regulations.

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $6.7 million as of December 31, 2009 for various litigation and claims, including the matters described below.

The Company is regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of the Company’s litigation matters are third-party claims for property damage allegedly caused by the Company’s products, but some involve allegations of personal injury or wrongful death. The Company believes that the ultimate resolution of the current litigation matters that are pending against the Company, except potentially those matters described below, will not have a material effect on the Company’s financial condition or results of operations.

Ford Speed Control Deactivation Switch Litigation: The Company is involved in a number of litigation matters relating to a pressure switch that TI sold to Ford Motor Company (“Ford”) for several years until 2002. Ford incorporated the switch into a cruise control deactivation switch system that it installed in certain vehicles. Due to concerns that, in some circumstances, this system and switch may cause fires, Ford issued seven separate recalls of vehicles in the United States between 1999 and October 23, 2009, which covered approximately fourteen million vehicles in the aggregate. Also, in October 2009, Mazda issued a recall in the United States of 36,000 vehicles that Ford had manufactured for it which contained the system and switch; and in December 2009, Ford China issued a recall of 528 vehicles imported into China by Ford.

In 2001, TI received a demand from Ford for reimbursement of costs related to the first recall in 1999, a demand that TI rejected and that Ford has not subsequently pursued against the Company. Ford has never made such a demand to the Company, nor made demands of the Company related to the subsequent recalls.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a closing report based on a multi-year investigation which found that the fire incidents were caused by system-related factors. On October 14, 2009, NHTSA issued a closing report associated with a more recent recall which modified the findings of the 2006 report but continued to emphasize system factors.

As of December 31, 2009, the Company was a defendant in 26 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. Of these cases, 17 are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; 3 are pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. The remainder is in individual dockets in various state courts of California, Georgia, Tennessee, and Texas, and the federal court for the Southern District of Iowa.

For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $50,000 to $3.0 million. Ford and TI are co-defendants in each of these lawsuits.

In accordance with terms of the acquisition agreement entered into in connection with the 2006 Acquisition, the Company is managing and defending these lawsuits on behalf of both the Company and TI. The majority of these cases are in discovery. Two have been set for trial and one is on appeal.

During fiscal year 2008, the Company settled all outstanding wrongful death cases related to these matters for amounts that did not have a material effect on the Company’s financial condition or results of operations. As for the cases that are still pending, the Company has included a reserve in its financial statements in the amount of $0.7 million as of December 31, 2009. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

Whirlpool Recall Litigation: The Company is involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, the Company paid Whirlpool for certain costs associated with third-party claims and other external engineering costs, in amounts that did not have a material adverse effect on the Company’s financial condition or results of operations. During 2009, Whirlpool in conjunction with the Consumer Product Safety Commission (“CPSC”) announced voluntary recalls of approximately 1.8 million refrigerators.

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and the Company’s subsidiary, STI. The lawsuit was filed in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. The complaint asserts, among other things, contract claims as well as claims for

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

breach of warranty, fraud, negligence, indemnification and deceptive trade practices. It seeks an unspecified amount of compensatory and exemplary damages. The Company and TI have answered the complaint and denied liability.

The Company and Texas Instruments subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” The Company asserts, among other things, that Embraco was responsible for testing the compatibility of the control product with its compressors, and that the Company and TI have become exposed to litigation because of Embraco’s actions and inactions. The Company believes that Embraco is now a wholly-owned subsidiary of Whirlpool SA.

Discovery on all claims and cross-claims is ongoing, and the court has reserved time in April 2011 for a possible trial.

In January 2009, TI elected under the acquisition agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both TI and the Company. Although the Company is working with TI to defend the litigation, the Company believes that a loss is probable and, as of December 31, 2009, has recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, TI has agreed to indemnify the Company for certain claims and litigation, including this matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million. If the aggregate amount of costs and/or damages from these claims exceeds $30.0 million, TI is obligated to indemnify the Company for amounts in excess of the $30.0 million threshold up to a cap on TI’s indemnification obligation of $300.0 million. In January 2010, the Company notified TI that, as of December 31, 2009, the Company believes it had incurred approximately $26.7 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount the Company claimed. The Company believes that its costs and/or damages from the Whirlpool Litigation and other claims and litigation matters will ultimately exceed $30.0 million.

Pelonis Appliances: On December 26, 2008, seven individuals filed suit against Pelonis Appliances, Inc., which sells a fan forced heater product, manufactured by GD Midea Environmental Appliances Mfg. Co. Ltd. (“GD Midea”), that incorporates one of our thermal cut-off products, which was purchased from one of our distributors. The lawsuit, Cueller v. Pelonis Appliances, Inc., No. 08-16188, 160th Judicial District Court of Dallas County, Texas, arose out of a residential fire that resulted in one death, personal injuries (including burns) to the other plaintiffs, and property damage.

Pelonis demanded indemnity from Sensata in a letter dated May 6, 2009, and the Company rejected that demand. On June 9, 2009, the plaintiffs amended their complaint to include STI as a defendant. The plaintiffs seek an unspecified amount of actual and exemplary damages.

On August 3, 2009, the Company answered the amended complaint, denying any liability. The Company also asserted cross-claims against Pelonis for indemnification and against Pelonis and GD Midea as responsible third parties.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

16. Commitments and Contingencies—(Continued)

Discovery is ongoing, and a trial has been scheduled for August 2, 2010. As of December 31, 2009, the Company has not recorded a reserve for this matter.

Huawei. Huawei, a Chinese telecommunications equipment customer, has informed the Company that it is planning to conduct a field replacement campaign for power supply products containing the Company’s circuit breakers. The customer has alleged defects in the Company’s products, which are sold through distributors to two power supply subcontractors. There are 24,000 systems in the field and the Company estimates that a 100% field replacement campaign would cost approximately $6.0 million. The customer has not yet determined the percentage of systems that will need to be serviced. The Company is contesting the customer’s allegations but working with them to analyze the situation.

The Company has included a reserve in its financial statements in the amount of $0.4 million as of December 31, 2009. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

Audi. Audi, a part of the Volkswagen Auto Group, has alleged defects in certain of the Company’s products installed in its vehicles. The customer first brought the claim in 2008 in the amount €8.1 million in expenses related to replacement of the Company’s products. The customer recently expanded its claim to €24.0 million. The Company is contesting the customer’s allegations, but has entered into discussions seeking to resolve the dispute. To date, the customer has not filed a lawsuit or instituted any proceedings against the Company relating to the claim. The Company has included a reserve in its financial statements in the amount of €0.9 million or $1.2 million as of December 31, 2009. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of the Company’s electro mechanical controls products. One customer has conducted a recall of their products and two customers have reported several third-party fire incidents. One customer has filed a lawsuit against the Company in Sweden, Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. The Company filed its answer on December 1, 2009, and denied liability. Discovery has not yet begun. The other customer claims aggregate to a similar amount. The Company is contesting these claims. As of December 31, 2009, the Company has not recorded a reserve for this matter.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments

The carrying values and fair values of financial instruments as of December 31, 2009 and 2008 are as follows:

	December 31, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$148,126	$148,126	$77,716	$77,716
Trade receivables	180,839	180,839	145,759	145,759
Commodity forward contracts	644	644	554	554
Interest rate caps	1,550	1,550	—	—
Euro call option	993	993	—	—

Liabilities
Senior secured term loans	$1,468,100	$1,295,320	$1,473,915	$611,043
Senior Notes and Senior Subordinated Notes	790,792	768,079	969,749	337,565
Revolving credit facility	—	—	25,000	19,569
Interest rate collars	8,587	8,587	4,221	4,221
Interest rate swap	3,157	3,157	6,585	6,585
Commodity forward contracts	193	193	—	—

The estimated fair values of amounts reported in the consolidated financial statements have been determined by using available market information and appropriate valuation methodologies. Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2009
Assets
Commodity forward contracts	$—	$644	$—	$644
Interest rate caps	—	1,550	—	1,550
Euro call option	—	993	—	993

Total	$—	$3,187	$—	$3,187

Liabilities
Interest rate collars	$—	$8,587	$—	$8,587
Interest rate swap	—	3,157	—	3,157
Commodity forward contracts	—	193	—	193

Total	$—	$11,937	$—	$11,937

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of December 31, 2009.

Measured on a Non-Recurring Basis

For assets and liabilities measured on a non-recurring basis during the period, ASC 820 requires quantitative disclosures about the fair value measurements separately for each major category.

In March 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the consolidated statement of operations (refer to Note 7 for further discussion) to reduce its book value to its implied fair value.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

The Interconnection assets itemized below were measured at fair value on a non-recurring basis during the three months ended March 31, 2009 using an income approach. The balances of definite-lived intangible assets and goodwill associated with Interconnection as of March 31, 2009, as well as the impairment charges recorded during the three months ended March 31, 2009, were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite-lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	$—	$—	$13,971	$(19,867)

Derivative Instruments and Hedging Activities

In March 2008, the FASB issued amendments to guidance that is now codified within ASC 815 which amended and expanded the disclosure requirements for derivative instruments and hedging activities with the intent to provide users of financial statements an enhanced understanding of (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. ASC 815 also requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments and disclosures about credit risk related contingent features in derivative instruments.

As required by ASC 815, the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge on the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though the Company elects not to apply hedge accounting under ASC 815.

Interest Rate Risk

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage its exposure to interest rate movements on its U.S. dollar and Euro-denominated floating rate debt. To accomplish this objective, the Company primarily uses interest rate swaps, collars and caps as part of its interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable- rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the years ended December 31, 2009, 2008 and 2007, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2009, 2008 and 2007, the Company recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of December 31, 2009, the Company estimates that an additional $11,040 will be reclassified from accumulated other comprehensive loss to interest expense during the year ending December 31, 2010.

As of December 31, 2009, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest Rate Swap	$115.0	July 27, 2006	January 27, 2011	3-month LIBOR	5.377%
Interest Rate Collars	€245.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% - 4.40%
Interest Rate Cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest Rate Cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Foreign Currency Risk

Consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows on its outstanding debt, in December 2009, the Company executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation gain/(loss) and other, net. During the year ended December 31, 2009, the Company recognized a net loss of $82 associated with this derivative. As of December 31, 2009, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Non-Designated Derivative	Notional (in millions)	Effective Date	Maturity Date	Strike Rate
Euro Call Option	€100.0	December 21, 2009	May 24, 2010	$1.55 to €1.00

Commodity Risk

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. In accordance with ASC 815, the Company recognizes the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain/(loss) and other, net.

The Company had the following outstanding commodity forward contracts that were not designated as hedges in qualifying hedging relationships as of December 31, 2009:

	Notional	Effective Date	Weighted-Average Forward Price
Silver	273,695 troy oz	December 23, 2009	$16.85
Gold	1,984 troy oz	December 22, 2009	$1,097.15
Nickel	207,912 pounds	October 23, 2009	$8.43
Aluminum	1,886,077 pounds	October 23, 2009	$1.02

Financial Instrument Presentation

The following table presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of December 31, 2009:

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$1,550		$—
Interest rate collars		—	Other long-term liabilities	8,587
Interest rate swap		—	Other long-term liabilities	3,157

Total		$1,550		$11,744

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$644		$—
Euro call option	Prepaid expenses and other current assets	993		—
Commodity forward contracts	Accrued expenses and other current liabilities	—		193

Total		$1,637		$193

The following table presents the components of accumulated other comprehensive loss related to the Company’s derivatives as of December 31, 2009:

Unrealized loss on derivative instruments
Balance as of December 31, 2008	$(10,806)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(15,532)
Amount of loss reclassified into interest expense	14,533

Balance as of December 31, 2009	$(11,805)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

The following table presents the effect of the Company’s derivative financial instruments and their classification on the consolidated statement of operations for the year ended December 31, 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in Other comprehensive loss on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest Rate Products	$(15,532)	Interest expense	$(14,533)	NA	NA

Derivatives Not Designated as Hedging Instruments Under ASC 815	Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
Commodity forward contracts	Currency translation gain/(loss) and other, net	$2,590
Euro call option	Currency translation gain/(loss) and other, net	$(82)

The Company has agreements with its collars and swap derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness where repayment of the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of December 31, 2009, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $15,202. The Company has not posted any collateral related to these agreements. If the Company breached any of the default provisions described above, it would be required to settle its obligations under the agreements at their termination value of $15,202.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of derivative financial instruments and accounts receivable.

The Company maintains derivative financial instruments, including interest rate swaps, collars and caps, with major financial institutions of investment grade credit rating and monitors the amount of credit exposure to any one issuer.

The Company is a global business with a diverse revenue mix by geography, customer and end-market. The Company’s subsidiaries in the Americas, Europe and the Asia Pacific region generated 45%, 27% and 28%, respectively, of the Company’s net revenue for the year ended December 31, 2009. Additionally, the Company’s largest customer accounted for approximately 7% of its net revenue for the year ended December 31, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

17. Financial Instruments—(Continued)

The Company sells its products to customers across the appliance, automotive, HVAC, industrial, aerospace, defense, data/telecom and other end-markets. The Company’s net revenue for the year ended December 31, 2009 was derived from the following end-markets: 22% from European automotive, 15% from appliances and HVAC, 16% from North American automotive, 14% from industrial, 14% from Asia and rest of world automotive, 5% from heavy vehicle off-road and 14% from all other end-markets.

18. Segment Reporting

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of depreciation and amortization expenses associated with assets recorded in connection with the Sensata, First Technology Automotive and Airpax acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. These corporate costs are separately stated below and include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with generally accepted accounting principles. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies included in Note 2.

The sensors segment is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning, ride stabilization) and in industrial products such as HVAC systems.

The controls segment manufactures a variety of control applications used in industrial, aerospace, military, commercial and residential markets. The controls product portfolio includes motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters and precision switches and thermostats.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Segment Reporting—(Continued)

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
Net revenue:
Sensors	$685,092	$867,386	$882,475
Controls	449,852	555,269	520,779

Total net revenue	$1,134,944	$1,422,655	$1,403,254

Segment operating income (as defined above):
Sensors	$194,129	$221,885	$244,306
Controls	129,570	136,455	130,018

Total segment operating income	323,699	358,340	374,324
Corporate/other	(73,913)	(92,269)	(111,324)
Amortization of intangible assets and capitalized software	(153,081)	(148,762)	(131,064)
Impairment of goodwill and intangible assets	(19,867)	(13,173)	—
Restructuring	(18,086)	(24,124)	(5,166)
Effect of inventory purchase accounting adjustments	—	—	(4,454)

Profit from operations	58,752	80,012	122,316
Interest expense, net	(150,016)	(196,337)	(188,587)
Currency translation gain/(loss) and other, net	107,717	55,455	(105,474)

Income/(loss) from continuing operations before taxes	$16,453	$(60,870)	$(171,745)

No customer exceeded 10% or more of the Company’s net revenue in any of the periods presented.

The following table presents net revenue by product categories for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
Net revenue:
Pressure sensors	$456,116	$553,722	$562,239
Pressure switches	71,946	96,928	101,748
Position sensors	26,062	39,273	31,892
Force sensors	57,151	87,654	91,894
Bimetal electromechanical controls	298,476	363,826	380,717
Thermal and magnetic-hydraulic circuit breakers	113,855	142,112	83,648
Power inverters	14,341	20,641	9,590
Interconnection	23,180	28,398	37,105
Other	73,817	90,101	104,421

	$1,134,944	$1,422,655	$1,403,254

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Segment Reporting—(Continued)

The following table presents depreciation and amortization of intangible assets and capitalized software expense for the reported segments for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
Total depreciation and amortization
Sensors	$20,036	$19,781	$18,864
Controls	9,253	10,065	14,409
Corporate/other(1)	172,219	170,277	155,995

Total	$201,508	$200,123	$189,268

(1)	Included within Corporate/other is all of the depreciation and amortization expense associated with the fair value step-up recognized in the acquisitions of Sensata, First Technology Automotive, SMaL Camera and Airpax. The Company does not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the property, plant and equipment and intangible assets associated with the acquisitions to its segments. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
Total assets
Sensors	$326,941	$339,150
Controls	192,597	198,210
Corporate/other(1)	2,643,589	2,765,714

Total	$3,163,127	$3,303,074

(1)	Included within Corporate/other as of December 31, 2009 and 2008 is $1,530,570 and $1,536,773, respectively, of goodwill, $865,531 and $1,033,351, respectively, of intangible assets, $35,809 and $41,591, respectively, of property, plant and equipment and $238 and $2,829, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by the Company’s chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2009, 2008 and 2007:

	For the year ended December 31,
	2009	2008	2007
Total capital expenditures
Sensors	$6,168	$16,514	$35,913
Controls	6,995	13,388	8,819
Corporate/other	1,796	11,061	21,969

Total	$14,959	$40,963	$66,701

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

18. Segment Reporting—(Continued)

Geographic Area Information

The geographic area data below includes net revenue, based on the Company’s revenue recognition policies, and property, plant and equipment, based on the location of the respective entities.

The following tables present net revenue by geographic area and by significant countries for the years ended December 31, 2009, 2008 and 2007:

	Net Revenue
	For the year ended December 31,
	2009	2008	2007
Americas	$513,764	$668,475	$685,063
Asia Pacific	316,047	405,222	363,400
Europe	305,133	348,958	354,791

	$1,134,944	$1,422,655	$1,403,254

	Net Revenue
	For the year ended December 31,
	2009	2008	2007
United States	$484,553	$634,402	$635,255
The Netherlands	305,133	348,957	342,415
Japan	159,909	232,384	202,565
All Other	185,349	206,912	223,019

	$1,134,944	$1,422,655	$1,403,254

The following table presents long-lived assets, exclusive of goodwill and intangible assets, by geographic area and by significant countries as of December 31, 2009 and 2008:

	Long-Lived Assets
	December 31, 2009	December 31, 2008
Americas	$96,419	$114,444
Asia Pacific	110,039	122,296
Europe	13,480	18,424

Total	$219,938	$255,164

	Long-Lived Assets
	December 31, 2009	December 31, 2008
United States	$55,821	$65,359
Malaysia	46,959	53,689
Mexico	39,740	44,594
Korea	15,692	18,432
The Netherlands	13,480	18,232
All Other	48,246	54,858

	$219,938	$255,164

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the 2006 Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 10. In July 2008, the Company issued Senior Subordinated Notes subject to the same guarantees as described below. The Senior Notes and Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on an senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, described in Note 10.

The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the Condensed Consolidating Balance Sheets as of December 31, 2009 and 2008 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007 of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate or combine the issuer with the Guarantor and Non-Guarantor subsidiaries.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary Guarantors have not been provided as management believes the following information is sufficient, as the Guarantor subsidiaries are 100% owned by the parent and all guarantees are full and unconditional. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of Sensata’s general creditors.

Intercompany profits from the sale of inventory between the Company’s Non-Guarantor subsidiaries and Company’s Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor statements of operations, and are eliminated to arrive at the Company’s consolidated statements of operations. It is the Company’s policy to expense intercompany profit margin through cost of revenue when an intercompany sale takes place. Therefore, in the condensed consolidating balance sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. The Company believes that this presentation best represents the actual revenue earned, costs incurred and financial position of the Company’s legal entities.

Certain reclassifications have been made to prior period amounts to conform to current year presentations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Balance Sheet

December 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$55,290	$82,187	$10,649	$—	$148,126
Accounts receivable, net of allowances	—	167,314	13,525	—	180,839
Intercompany accounts receivable	273,328	451,867	111,137	(836,332)	—
Inventories	—	101,252	24,123	—	125,375
Deferred income tax assets	—	10,376	2,043	—	12,419
Prepaid expenses and other current assets	2,656	10,146	3,424	—	16,226
Assets held for sale	—	—	238	—	238

Total current assets	331,274	823,142	165,139	(836,332)	483,223
Property, plant and equipment, net	—	177,429	42,509	—	219,938
Goodwill	—	1,450,973	79,597	—	1,530,570
Other intangible assets, net	—	837,397	28,134	—	865,531
Investment in subsidiaries	595,097	54,870	—	(649,967)	—
Advances to subsidiaries	2,196,337	—	—	(2,196,337)	—
Other assets	42,288	7,831	13,746	—	63,865

Total assets	$3,164,996	$3,351,642	$329,125	$(3,682,636)	$3,163,127

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$15,208	$1,822	$109	$—	$17,139
Accounts payable	156	94,882	26,598	—	121,636
Accrued expenses and other current liabilities	17,213	57,987	23,614	—	98,814
Intercompany liabilities	429,148	348,424	58,760	(836,332)	—
Accrued profit sharing	—	562	38	—	600

Total current liabilities	461,725	503,677	109,119	(836,332)	238,189
Pension and post-retirement benefit obligations	—	48,980	545	—	49,525
Capital lease and other financing obligations, less current portion	—	39,109	892	—	40,001
Long-term intercompany liabilities	—	2,173,505	22,832	(2,196,337)	—
Long-term debt, less current portion	2,243,686	—	—	—	2,243,686
Other long-term liabilities	46,759	138,996	19,224	—	204,979
Commitments and contingencies

Total liabilities	2,752,170	2,904,267	152,612	(3,032,669)	2,776,380
Shareholder’s equity
Shareholder’s equity	412,826	447,375	176,513	(649,967)	386,747

Total liabilities and shareholder’s equity	$3,164,996	$3,351,642	$329,125	$(3,682,636)	$3,163,127

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,067,749	$216,329	$(149,134)	$1,134,944
Operating costs and expenses:
Cost of revenue	—	712,835	178,379	(149,134)	742,080
Research and development	—	16,533	263	—	16,796
Selling, general and administrative and amortization of intangible assets and capitalized software	7,475	245,143	26,745	—	279,363
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	15,221	2,865	—	18,086

Total operating costs and expenses	7,475	1,009,599	208,252	(149,134)	1,076,192

(Loss)/profit from operations	(7,475)	58,150	8,077	—	58,752
Interest income/(expense), net	33,580	(181,721)	(1,875)	—	(150,016)
Currency translation gain/(loss) and other, net	105,244	11,508	(9,035)	—	107,717

Income/(loss) from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	131,349	(112,063)	(2,833)	—	16,453
Equity in (losses)/earnings from continuing operations of subsidiaries	(114,896)	(20,939)	—	135,835	—
Provision/(benefit) for income taxes	43,047	40,704	(2,238)	(38,466)	43,047

(Loss)/income from continuing operations	(26,594)	(173,706)	(595)	174,301	(26,594)
Equity in loss from discontinued operations of subsidiaries	(395)	—	—	395	—
Loss from discontinued operations	—	(395)	—	—	(395)

Net (loss)/income	$(26,989)	$(174,101)	$(595)	$174,696	$(26,989)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,347,121	$237,834	$(162,300)	$1,422,655
Operating costs and expenses:
Cost of revenue	—	916,311	197,752	(162,300)	951,763
Research and development	—	38,100	156	—	38,256
Selling, general and administrative and amortization of intangible assets and capitalized software	8,225	268,593	38,509	—	315,327
Impairment of goodwill	—	13,173	—	—	13,173
Restructuring	—	14,817	9,307	—	24,124

Total operating costs and expenses	8,225	1,250,994	245,724	(162,300)	1,342,643

(Loss)/profit from operations	(8,225)	96,127	(7,890)	—	80,012
Interest expense, net	(23,116)	(171,048)	(2,173)	—	(196,337)
Currency translation gain/(loss) and other, net	54,278	(19,692)	20,869	—	55,455

Income/(loss) from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	22,937	(94,613)	10,806	—	(60,870)
Equity in (losses)/earnings from continuing operations of subsidiaries	(83,807)	(7,998)	—	91,805	—
Provision/(benefit) for income taxes	53,531	34,362	4,609	(38,971)	53,531

(Loss)/income from continuing operations	(114,401)	(136,973)	6,197	130,776	(114,401)
Equity in loss from discontinued operations of subsidiaries	(20,082)	—	—	20,082	—
Loss from discontinued operations	—	(20,077)	(5)	—	(20,082)

Net (loss)/income	$(134,483)	$(157,050)	$6,192	$150,858	$(134,483)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,323,620	$195,624	$(115,990)	$1,403,254
Operating costs and expenses:
Cost of revenue	—	881,849	178,906	(115,990)	944,765
Research and development	—	31,898	1,993	—	33,891
Selling, general and administrative and amortization of intangible assets and capitalized software	6,512	260,319	30,285	—	297,116
Restructuring	—	5,166	—	—	5,166

Total operating costs and expenses	6,512	1,179,232	211,184	(115,990)	1,280,938

(Loss)/profit from operations	(6,512)	144,388	(15,560)	—	122,316
Interest expense, net	(20,714)	(164,123)	(3,750)	—	(188,587)
Currency translation (loss)/gain and other, net	(109,519)	(10,763)	14,808	—	(105,474)

Loss from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	(136,745)	(30,498)	(4,502)	—	(171,745)
Equity in (losses)/earnings from continuing operations of subsidiaries	(35,000)	872	—	34,128	—
Provision/(benefit) for income taxes	62,504	54,895	4,376	(59,271)	62,504

(Loss)/income from continuing operations	(234,249)	(84,521)	(8,878)	93,399	(234,249)
Equity in loss from discontinued operations of subsidiaries	(18,260)	—	—	18,260	—
Loss from discontinued operations	—	(18,260)	—	—	(18,260)

Net (loss)/income	$(252,509)	$(102,781)	$(8,878)	$111,659	$(252,509)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$90,410	$91,378	$6,406		$188,194
Net cash used in operating activities from discontinued operations	—	(403)	—	—	(403)

Net cash provided by operating activities	90,410	90,975	6,406	—	187,791

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(12,596)	(2,363)	—	(14,959)
Proceeds from sale of assets	—	60	525	—	585
Payments on Euro call option	(1,075)	—	—	—	(1,075)
Purchase of debt securities of Issuer	—	(40,698)	—	40,698	—
Dividends received from subsidiaries	4,222	3,100	—	(7,322)	—

Net cash provided by/(used in) investing activities from continuing operations	3,147	(50,134)	(1,838)	33,376	(15,449)
Net cash provided by/(used in) investing activities from discontinued operations	—	372	—	—	372

Net cash provided by/(used in) investing activities	3,147	(49,762)	(1,838)	33,376	(15,077)

Cash flows from financing activities:
Advances to shareholder	(178)	—	—	—	(178)
Dividends paid to shareholder	(638)	—	—	—	(638)
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,587)	—	—	—	(5,587)
Payments on revolving credit facility, net	(25,000)	—	—	—	(25,000)
Payments on capital lease and other financing obligations	—	(3,942)	(217)	—	(4,159)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(16,544)	—	—	(40,698)	(57,242)
Dividends paid to issuer	—	(3,280)	(4,042)	7,322	—

Net cash used in financing activities	(57,447)	(7,222)	(4,259)	(33,376)	(102,304)

Net change in cash and cash equivalents	36,110	33,991	309	—	70,410
Cash and cash equivalents, beginning of year	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of year	$55,290	$82,187	$10,649	$—	$148,126

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in)/provided by operating activities from continuing operations	$(5,855)	$45,954	$22,159	$—	$62,258
Net cash used in operating activities from discontinued operations	—	(14,437)	—	—	(14,437)

Net cash (used in)/provided by operating activities	(5,855)	31,517	22,159	—	47,821

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(27,420)	(13,543)	—	(40,963)
Proceeds from sale of assets	—	2,002	298	—	2,300
Acquisition of Airpax business	—	175	—	—	175
Dividends received by issuer	11,785	—	—	(11,785)	—

Net cash provided by/(used in) investing activities from continuing operations	11,785	(25,243)	(13,245)	(11,785)	(38,488)
Net cash used in investing activities from discontinued operations	—	(225)	—	—	(225)

Net cash provided by/(used in) investing activities	11,785	(25,468)	(13,245)	(11,785)	(38,713)

Cash flows from financing activities:
Advances to Shareholder	(476)	—	—	—	(476)
Proceeds from revolving credit facility	25,000	—	—	—	25,000
Proceeds from capital lease and other financing arrangements	—	12,597	—	—	12,597
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,968)	—	—	—	(5,968)
Payments on debt issuance costs	(4,722)	(489)	—	—	(5,211)
Payments on capital lease and other financing obligations	—	(1,217)	—	—	(1,217)
Payments for repurchases of outstanding Senior Subordinated Notes	(6,674)	—	—	—	(6,674)
Dividends paid to issuer		(1,185)	(10,600)	11,785	—

Net cash (used in)/provided by financing activities	(2,340)	9,706	(10,600)	11,785	8,551

Net change in cash and cash equivalents	3,590	15,755	(1,686)	—	17,659
Cash and cash equivalents, beginning of year	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of year	$19,180	$48,196	$10,340	$—	$77,716

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements—(Continued)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2007

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$58,080	$89,267	$20,725	$—	$168,072
Net cash used in operating activities from discontinued operations	—	(12,794)	— —	—	(12,794)

Net cash provided by operating activities	58,080	76,473	20,725	—	155,278

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(45,675)	(21,026)	—	(66,701)
Proceeds from sale of assets	—	123	—	—	123
Acquisition of First Technology Automotive business	—	419	—	—	419
Acquisition of Airpax business, net of cash received	—	(277,521)	—	—	(277,521)
Intercompany investment in subsidiaries	(47,823)	—	—	47,823	—
Dividends received by issuer	5,963	—	—	(5,963)	—

Net cash (used in)/provided by investing activities from continuing operations	(41,860)	(322,654)	(21,026)	41,860	(343,680)
Net cash used in investing activities from discontinued operations	—	(12,030)	—	—	(12,030)

Net cash (used in)/provided by investing activities	(41,860)	(334,684)	(21,026)	41,860	(355,710)

Cash flows from financing activities:
Proceeds from issuance of Euro term loan	195,010	—	—	—	195,010
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,548)	—	—	—	(5,548)
Payments on capitalized lease	—	(454)	(14)	—	(468)
Payments on debt issuance costs	(3,758)	—	—	—	(3,758)
Proceeds from/(payments on) intercompany loans	(217,214)	217,214	—	—	—
Proceeds from intercompany investment in subsidiaries	—	45,895	1,928	(47,823)	—
Dividends paid to issuer	—	(5,963)	—	5,963	—

Net cash (used in)/provided by financing activities	(41,010)	256,692	1,914	(41,860)	175,736

Net change in cash and cash equivalents	(24,790)	(1,519)	1,613	—	(24,696)
Cash and cash equivalents, beginning of year	40,380	33,960	10,413	—	84,753

Cash and cash equivalents, end of year	$15,590	$32,441	$12,026	$—	$60,057

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(In thousands except share amounts, per share amounts, or unless otherwise noted)

20. Unaudited Quarterly Data

A summary of the unaudited quarterly results of operations for the years ended December 31, 2009 and 2008 is as follows:

	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
For the year ended December 31, 2009
Net revenue	$338,089	$302,468	$255,371	$239,016
Gross profit	$117,163	$111,560	$86,469	$77,672
Net (loss)/income	$14,146	$(54,024)	$23,074	$(10,185)
Loss from discontinued operations	$—	$—	$(134)	$(261)

	For the three months ended
	December 31, 2008	September 30, 2008	June 30, 2008	March 31, 2008
For the year ended December 31, 2008
Net revenue	$267,585	$361,005	$406,221	$387,844
Gross profit	$90,167	$119,635	$143,162	$117,928
Net (loss)/income	$(52,196)	$72,535	$(27,934)	$(126,888)
Loss from discontinued operations	$(10,516)	$(2,333)	$(3,728)	$(3,505)

21. Subsequent Events

In accordance with ASC 855, the Company has evaluated events through the issuance of these consolidated financial statements, which occurred on January 28, 2010, and concluded that no events or transactions have occurred or are pending that would have a material effect on the financial statements as of December 31, 2009, or are of such significance that would require mention as a subsequent event in order to make them not misleading regarding the financial position, results of operations or cash flows of the Company.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2009, 2008 and 2007

(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions			Deductions	Balance at the end of the period
		Charged to cost and expenses	Charged to other accounts
For the year ended December 31, 2009
Allowance for doubtful accounts	$4,247	$3,764	—		$(2,131)	$5,880
Allowance for price adjustments	5,132	5,626	—		(4,822)	5,936
Return reserves	1,266	543	—		(886)	923

	$10,645	$9,933	$—		$(7,839)	$12,739

For the year ended December 31, 2008
Allowance for doubtful accounts	$3,690	$1,411	—		$(854)	$4,247
Allowance for price adjustments	4,346	5,139	—		(4,353)	5,132
Return reserves	1,033	3,931	—		(3,698)	1,266

	$9,069	$10,481	$—		$(8,905)	$10,645

For the year ended December 31, 2007
Allowance for doubtful accounts	$1,555	$2,565	$312	(a)	$(742)	$3,690
Allowance for price adjustments	3,021	5,449	—		(4,124)	4,346
Return reserves	611	526	266	(a)	(370)	1,033

	$5,187	$8,540	$578		$(5,236)	$9,069

(a)	Amounts represent pre-acquisition balances that were recognized by Sensata upon the acquisition of the respective entity.

Exhibit A

Executive Compensation

Benchmark Peer Group Companies

3COM

A.O. Smith

Abbot Labs

Acer America

Acxiom

Aeropostale

Alliance Data Systems

Altera

Amdocs

American Crystal Sugar

American Tower

AMETEK

Analog Devices

Armstrong World Industries

Arris Group

Arysta LifeSciene North America

Atmel

Autodesk

Avago Technologies

Baylor Health Care System

Beckman Coulter

Bell Helicopter Textron US

Bio-Rad Laboratories

Blyth

BMC Software

Bob Evans Farms

BOSE

Brady

Brocade	Communications Systems

Brown-Forman

CACI International

Cadence Design Systems

Callaway Golf

Carlson Companies

Carmeuse Lime & Stone

Carpenter Technology

Catalent Pharma Solutions

CDI

Celgene

Century Aluminum

Cephalon

Cerner

Citrix Systems

Compucom Systems

Compuware

ConvaTec

Convergys

Covance

Crown Castle

Cricket Communications

Cubic

Deluxe

Dentsply

Donaldson

DRS Technologies

Dynamics Research

E.W. Scripps

Echostar Technologies

Edwards Lifesciences

EMI Music

Endo Pharmaceuticals

Equifax

Ericsson

Expedia

Fairchild Semiconductor

First Solar

Frontier Airlines

FLIR Systems

Fujitsu	America Management Services of America

G&K Services

Garmin

GATX

General Atomics

GEO Group

Getty Images

GTECH

H.B. Fuller

Harland Clarke

Hayes-Lemmerz

Herman Miller

Hitachi Data Systems

HNI

HNTB

Horizon Lines

Houghton Mifflin

Hovnanian Enterprises

Hughes Network Systems

Hunt Consolidated

IDEXX Laboratories

IMS Health

Intellectual Ventures

Intelsat

Intercontinental Hotels

International	Flavors & Fragrances

International Game Tech

Invensys

Irvine Company

Itron

J. Crew

JDS Uniphase

J.M. Smucker

Jack in the Box

JetBlue

Jet Propulsion Lab

Kaman Industrial Technologies

Kansas City Southern

KB Home

Kimco Realty

Kinross Gold

KLA-Tencor

L.L. Bean

Lam Research

Lawrence Livermore Nat’l Lab

Life Touch

Logitech

Los Alamos National Laboratory

LSI

Lucasfilm LTD

Magellan MIdstream Partners

Mantech International

Martin Marietta Materials

Marvell

Mary Kay

Maxim Integrated Products

McAfee

McClatchy

MEMC Electronic Materials

Metavante Technologies

MetroPCS Communications

Millipore

Mine Safety Appliances

Monster Worldwide

MSC Industrial Direct

National Semiconductor

New York Times

Noranda Aluminum

Novell

Novellus Systems

Numonyx

OCE North America

Omnova Solutions

ON Semiconductor

Orbital Sciences

Paetec

Palm

Papa John’s

Parametric Technology

Pearson Education

Perkin Elmer

Perot Systems

Plexus

Polaris Industries

PolyOne

Polycom

Purdue Pharma

Quintiles

R.H. Donnelley

Ralcorp Holdings

Rayonier

Reader’s Digest

Regal-Beloit

RF Micro Devices

Ricoh Electronics

Sabre Holdings

Safety-Kleen Systems

Saleforce.com

Sandia National Labs-NM

SAS Institute

Schreiber Foods

Schwan’s

Shire Pharmaceuticals

Sharp	Microelectronics of the Americas

Spansion

SRA International

St Jude Medical – CRMD

Standard Insurance Company

Stantec

Steelcase

STMicrolectonics

Sundt Construction

Sunpower

Sybase

Synopsys

Take Two Interactive Software

Tektronix

TeleTech Holdings

Tellabs

Teradata

Teradyne

Terra Industries

Thales

The MITRE Corporation

Thomas & Betts

Ticketmaster

Timex

Toro

Toshiba	America Information Systems

Travelport

Trimble Navigation

Tupperware

TW Telecom

United Rentals

Universal Studios Orlando

Utstarcomo

Varian Medical Systems

Viad

Virgin Mobile USA

VMWare

W.R. Grace

Walmart.com USA

Watson Pharmaceuticals

Xilinx

Xyratex International

Zale

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 28, 2010.

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Principal Executive Officer

This report has been signed by the following persons in the capacities indicated on January 28, 2010.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE Thomas Wroe	Principal Executive Officer	January 28, 2010

/S/ JEFFREY COTE Jeffrey Cote	Principal Financial Officer	January 28, 2010

/S/ ROBERT HUREAU Robert Hureau	Principal Accounting Officer	January 28, 2010

/S/ ANT MANAGEMENT (NETHERLANDS) B.V. ANT Management (Netherlands) B.V.	Director	January 28, 2010

/S/ GEERT BRAAKSMA Geert Braaksma	Director	January 28, 2010