Form 10-Q
period 2010-03-31
Sensata Technologies B.V.
filed 2010-04-26
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer	☐

Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of April 23, 2010 was 200 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded.)

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

We believe that the following factors, among others (including those described in “Item 1A. Risk Factors” caption in the “Part II—Other Information” section of this report), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: risks associated with the continued weakness in worldwide economic conditions; adverse developments in the automotive industry; continued fundamental changes in the industries in which we operate, including economic declines that impact the sales of any of the products manufactured by our customers that use our sensors or controls; fluctuations in the cost and/or availability of manufactured components and raw materials; non-performance by our suppliers; competition in our markets; continued pricing and other pressures from our customers; general economic, political, business and market risks; fluctuations in foreign currency exchange and interest rates; risks associated with our ability to comply with our debt covenants, including financial ratios; risks associated with our substantial indebtedness, leverage and debt service obligations; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; our ability to realize revenue or achieve anticipated gross operating margins from products subject to existing customer awards; labor costs and disputes; our dependence on third parties for certain transportation, warehousing and logistics services; material disruptions at any of our manufacturing facilities; our ability to develop and implement technology in our product lines; our ability to protect our intellectual property and know-how; our exposure to claims that our products or processes infringe on the intellectual property rights of others; the costs of compliance with various laws affecting our operations, including environmental, health and safety laws and export controls and responding to potential liabilities under these laws; our ability to attract and retain key personnel; risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with integration of acquired companies; risks associated with maintaining internal control over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act of 2002; our ability to recover damages related to possible disputes covered by the indemnification agreement with Texas Instruments Incorporated; and the possibility that our principal shareholder’s interests will conflict with our interests or the interests of our stakeholders.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$195,345	$148,126
Accounts receivable, net of allowances of $11,066 and $12,739 as of March 31, 2010 and December 31, 2009, respectively	208,347	180,839
Inventories	132,849	125,375
Deferred income tax assets	12,458	12,419
Prepaid expenses and other current assets	21,258	16,226
Assets held for sale	238	238

Total current assets	570,495	483,223
Property, plant and equipment at cost	404,018	400,461
Accumulated depreciation	(190,652)	(180,523)

Property, plant and equipment, net	213,366	219,938
Goodwill	1,530,506	1,530,570
Other intangible assets, net	830,521	865,531
Deferred income tax assets	5,573	5,543
Deferred financing costs	36,973	41,147
Other assets	18,922	17,175

Total assets	$3,206,356	$3,163,127

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$244,863	$17,139
Accounts payable	128,830	121,636
Income taxes payable	7,177	8,384
Accrued expenses and other current liabilities	105,258	89,607
Due to Parent	21,632	—
Accrued profit sharing	596	600
Deferred income tax liabilities	739	823

Total current liabilities	509,095	238,189
Deferred income tax liabilities	173,139	165,477
Pension and post-retirement benefit obligations	48,786	49,525
Capital lease and other financing obligations, less current portion	39,981	40,001
Long-term debt, less current portion	1,856,595	2,243,686
Other long-term liabilities	38,378	39,502
Commitments and contingencies

Total liabilities	2,665,974	2,776,380
Shareholder’s equity:
Ordinary shares, €100 nominal value per share, 900 shares authorized; 200 shares and 180 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	25	22
Due from parent	—	(388)
Additional paid-in capital	1,175,446	1,051,266
Accumulated deficit	(599,276)	(626,954)
Accumulated other comprehensive loss	(35,813)	(37,199)

Total shareholder’s equity	540,382	386,747

Total liabilities and shareholder’s equity	$3,206,356	$3,163,127

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009
Net revenue	$377,137	$239,016
Operating costs and expenses:
Cost of revenue	232,783	161,344
Research and development	4,930	5,163
Selling, general and administrative	77,540	31,614
Amortization of intangible assets and capitalized software	36,136	38,804
Impairment of goodwill and intangible assets	—	19,867
Restructuring	699	11,488

Total operating costs and expenses	352,088	268,280

Profit/(loss) from operations	25,049	(29,264)
Interest expense	(33,516)	(42,484)
Interest income	139	324
Currency translation gain and other, net	47,202	69,141

Income/(loss) from continuing operations before taxes	38,874	(2,283)
Provision for income taxes	11,196	7,641

Income/(loss) from continuing operations	27,678	(9,924)
Loss from discontinued operations, net of tax of $0	—	(261)

Net income/(loss)	$27,678	$(10,185)

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income/(loss)	$27,678	$(10,185)
Net loss from discontinued operations	—	(261)

Net income/(loss) from continuing operations	27,678	(9,924)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	10,804	11,072
Amortization of deferred financing costs	2,293	2,383
Currency translation gain on debt	(60,116)	(68,955)
Loss on repurchase of outstanding Senior and Senior Subordinated Notes	8,098	—
Share-based compensation	20,064	201
Amortization of intangible assets and capitalized software	36,136	38,804
(Gain)/loss on disposition of assets	(135)	83
Deferred income taxes	7,509	7,017
Impairment of goodwill and intangible assets	—	19,867
Increase/(decrease) from changes in operating assets and liabilities:
Accounts receivable, net	(27,508)	(1,750)
Inventories	(7,474)	24,095
Prepaid expenses and other current assets	(3,652)	10,846
Accounts payable and accrued expenses	18,181	34,016
Income taxes payable	(1,207)	(4,104)
Accrued profit sharing and retirement	(526)	(1,134)
Due to Parent, net	21,632	—
Other	3,076	468

Net cash provided by operating activities from continuing operations	54,853	62,985
Net cash used in operating activities from discontinued operations	—	(233)

Net cash provided by operating activities	54,853	62,752
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(5,684)	(4,319)
Proceeds from sale of assets	232	—

Net cash used in investing activities	(5,452)	(4,319)
Cash flows from financing activities:
Advances to shareholder	—	(19)
Proceeds from issuance of ordinary shares	103,835	—
Proceeds from capital contribution from Sensata Technologies Intermediate Holding B.V.	284	—
Proceeds from revolving credit facility, net	—	48,250
Payments on U.S. term loan facility	(2,375)	(2,375)
Payments on Euro term loan facility	(1,342)	(1,313)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(102,105)	—
Payments on capitalized lease and other financing obligations	(479)	(408)

Net cash (used in)/provided by financing activities	(2,182)	44,135

Net change in cash and cash equivalents	47,219	102,568
Cash and cash equivalents, beginning of period	148,126	77,716

Cash and cash equivalents, end of period	$195,345	$180,284

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

Sensata Technologies B.V (“Sensata” or the “Company”) is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is a direct, wholly-owned subsidiary of Sensata Technologies Holding Cooperatief U.A. (“Cooperatief”), Cooperatief is owned 1% by Sensata Technologies Coop Holding B.V. and 99% owned by Sensata Technologies Holding N.V. (“Parent”) and the Parent is a majority-owned subsidiary of Sensata Investment Company, SCA (“Sensata Investment Co.”). The share capital of Sensata Investment Co. is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

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

On March 16, 2010, the Parent completed the initial public offering (“IPO”) of its ordinary shares in which it sold 26,315,789 shares and its existing shareholders and certain employees sold 5,284,211 shares at a public offering price of $18.00 per share. The net proceeds of the IPO totaled $435.9 million after deducting underwriters’ discounts and commissions and offering expenses, including $2.5 million of proceeds from the exercise of stock options.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Company adopted the following accounting standards during the three months ended March 31, 2010:

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, SEC registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or March 31, 2010 for the Company. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 for the Company. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements does not become effective until fiscal years beginning after December 15, 2010, or January 1, 2011 for the Company. The adoption of ASU 2010-06 is for disclosure purposes only and did not have any effect on the Company’s financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for the Company, with early adoption prohibited. The adoption of the guidance codified within ASC 810 did not have any effect on the Company’s financial position or results of operations.

4. Comprehensive Net Income/(Loss)

Comprehensive net income/(loss) includes net income/(loss), net unrealized gain/(loss) for the effective portion of the Company’s designated cash flow hedges and the net unrealized gain/(loss) associated with the Company’s defined benefit and retiree healthcare plans. The components of comprehensive net income/(loss), net of tax of $0, as of March 31, 2010 and 2009 are as follows:

	For the three months ended
	March 31, 2010	March 31, 2009
Net income/(loss)	$27,678	$(10,185)
Net unrealized gain/(loss) on derivatives	1,212	(2,428)
Net adjustments on defined benefit and retiree healthcare plans	174	(119)

Comprehensive net income/(loss)	$29,064	$(12,732)

5. Inventories

Inventories as of March 31, 2010 and December 31, 2009 consist of the following:

	March 31, 2010	December 31, 2009
Finished goods	$38,759	$41,931
Work-in-process	25,500	20,627
Raw materials	68,590	62,817

Total	$132,849	$125,375

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

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

Results of operations of the Vision business included within loss from discontinued operations are as follows for the three months ended March 31, 2009:

For the three months ended
March 31, 2009
Net revenue	$628
Loss from operations before income tax	$(261)

7. Goodwill and Other Intangible Assets

Goodwill

The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2009	$1,166,358	$—	$1,166,358	$382,678	$(18,466)	$364,212	$1,549,036	$(18,466)	$1,530,570
Purchase accounting adjustments	(64)	—	(64)	—	—	—	(64)	—	(64)

Balance as of March 31, 2010	$1,166,294	$—	$1,166,294	$382,678	$(18,466)	$364,212	$1,548,972	$(18,466)	$1,530,506

During the three months ended March 31, 2010, the Company revised its accrual related to severance and facility exit and other costs established through purchase accounting for First Technology Automotive and Special Products. As a result, the Company reduced goodwill by a corresponding amount of $64.

The Company evaluates goodwill and other intangible assets for impairment at the reporting unit level in the fourth quarter of each fiscal year, unless an event occurs or circumstances change between annual tests that would more likely than not reduce the fair value below its carrying value. As of March 31, 2010, no such events occurred or circumstances changed which would trigger the need for an earlier impairment review.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Other Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated, or economic benefit, basis over their estimated lives. Fully-amortized intangible assets are written off against accumulated amortization. The following table outlines the components of acquisition-related definite-lived intangible assets, excluding goodwill, that are subject to amortization as of March 31, 2010 and December 31, 2009:

	Weighted- Average Life (years)	March 31, 2010				December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	16	$268,170	$91,217	$2,430	$174,523	$268,170	$85,233	$2,430	$180,507
Customer relationships	10	1,026,840	449,538	12,144	565,158	1,026,840	420,811	12,144	593,885
Non-compete agreements	6	23,400	5,743	—	17,657	23,400	4,711	—	18,689
Tradenames	10	720	363	—	357	720	338	—	382

	11	$1,319,130	$546,861	$14,574	$757,695	$1,319,130	$511,093	$14,574	$793,463

Amortization expense on definite-lived intangible assets for the three months ended March 31, 2010 and 2009 was $35,768 and $38,371, respectively. Amortization of these acquisition-related definite-lived intangible assets is estimated to be $107,315 for the remainder of 2010, $131,609 in 2011, $119,983 in 2012, $105,098 in 2013 and $93,323 in 2014.

In connection with the 2006 Acquisition, the Company concluded that its Klixon® tradename is an indefinite-lived intangible asset, as the brand has been in continuous use since 1927 and the Company has no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the tradename in the Company’s purchase price allocation.

In connection with the Airpax Acquisition, the Company concluded that its Airpax® tradename is an indefinite-lived intangible asset, as the brand has been in continuous use since 1948 and the Company has no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the tradename in the Company’s purchase price allocation.

In addition, other intangible assets recognized on the unaudited condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $7,975 and $6,849 and net carrying amounts of $4,356 and $3,598 as of March 31, 2010 and December 31, 2009, respectively. The weighted-average life for the capitalized software is 3.6 years. Amortization expense on capitalized software for the three months ended March 31, 2010 and 2009 was $368 and $433, respectively.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

8. Restructuring Costs

The Company’s restructuring programs consist of the First Technology Automotive Plan, the Airpax Plan and the 2008 Plan. Each of these restructuring programs is described in more detail below.

First Technology Automotive Plan

In December 2006, the Company acquired First Technology Automotive and Special Products from Honeywell International Inc. (“Honeywell”). In January 2007, the Company announced plans (the “First Technology Automotive Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 143 employees. The actions described above associated with the First Technology Automotive Plan were completed in 2008, and the Company anticipates remaining payments to be paid through 2014 due primarily to contractual lease obligations.

Total cumulative costs incurred to date and expected to be incurred in connection with the First Technology Automotive Plan are $10,712 (severance costs $4,287, facility exit and other costs $6,425). The following table outlines the rollforward of the restructuring liabilities associated with the First Technology Automotive Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$63	$2,532	$2,595
Purchase accounting adjustments	(63)	(1)	(64)
Payments	—	(46)	(46)

Balance as of March 31, 2010	$—	$2,485	$2,485

Employees terminated as of March 31, 2010	143

Total cumulative costs incurred to date and expected to be incurred in connection with the First Technology Automotive Plan are $10,712 (sensors $5,093, controls $2,413, corporate $3,206). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the First Technology Automotive Plan:

	Sensors	Controls	Corporate	Total
Balance as of December 31, 2009	$2,530	$63	$2	$2,595
Purchase accounting adjustments	1	(63)	(2)	(64)
Payments	(46)	—	—	(46)

Balance as of March 31, 2010	$2,485	$—	$—	$2,485

During the three months ended March 31, 2010, the Company revised its accrual related to severance and facility exit and other costs established through purchase accounting. As a result, the Company reduced goodwill by a corresponding amount of $64.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Airpax Plan

In July 2007, the Company acquired Airpax Holdings, Inc. In 2007, the Company announced plans (the “Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China; and Mexico, and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees. The actions described above associated with the Airpax Plan were completed in 2009, and the Company anticipates remaining payments to be paid through 2010.

Total cumulative costs incurred to date and expected to be incurred in connection with the Airpax Plan, excluding the impact of changes in foreign currency exchange rates, is $6,494 (severance costs $5,073, facility exit and other costs $1,421). The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$173	$526	$699
Payments	(3)	—	(3)

Balance as of March 31, 2010	$170	$526	$696

Employees terminated as of March 31, 2010	331

Total cumulative costs incurred to date and expected to be incurred in connection with the Airpax Plan, excluding the impact of changes in foreign currency exchange rates, are $6,494 (controls $5,026, corporate $1,468). The following table outlines the rollforward of the restructuring liabilities by segment, as well as corporate, associated with the Airpax Plan:

	Controls	Corporate	Total
Balance as of December 31, 2009	$696	$3	$699
Payments	(2)	(1)	(3)

Balance as of March 31, 2010	694	$2	$696

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, the Company announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. During the years ended December 31, 2009 and 2008, the Company recognized charges totaling $23,013 and $18,321, respectively, primarily related to severance, pension curtailment, pension settlement and other related charges, and facility exit and other costs. During the three months ended March 31, 2010, the Company revised its accrual related to severance costs. As a result, the Company recognized a reduction to restructuring expense of $296. The actions described above associated with the 2008 Plan are expected to cost $41,124, excluding the impact of changes in foreign currency exchange rates, and affect 1,977 employees. The Company anticipates these actions to be completed during 2010 and the remaining payments paid through 2014 due primarily to contractual obligations.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Total cumulative costs incurred to date in connection with the 2008 Plan, excluding the impact of changes in foreign currency exchange rates, are $41,038 (severance costs $28,845, pension-related costs $9,716, facility exit and other costs $2,477). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, associated with the 2008 Plan:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$2,964	$109	$3,073
Adjustments	(296)	—	(296)
Payments	(603)	(18)	(621)
Impact of changes in foreign currency exchange rates	(38)	(2)	(40)

Balance as of March 31, 2010	$2,027	$89	$2,116

Employees terminated as of March 31, 2010	1,930

Total cumulative costs incurred to date in connection with the 2008 Plan, excluding the impact of changes in foreign currency exchange rates, are $41,038 (sensors $1,726, controls $4,700, corporate $34,612). The following table outlines the rollforward of the restructuring liabilities, excluding the costs related to pension, by segment, as well as corporate, associated with the 2008 Plan:

	Sensors	Controls	Corporate	Total
Balance as of December 31, 2009	$131	$115	$2,827	$3,073
Adjustments	(75)	122	(343)	(296)
Payments	(33)	15	(603)	(621)
Impact of changes in foreign currency exchange rates	(2)	(3)	(35)	(40)

Balance as of March 31, 2010	$21	$249	$1,846	$2,116

Summary of Restructuring Programs

The following tables show amounts associated with all of the Company’s restructuring programs described above, and other restructuring activities, consisting primarily of severance, for the three months ended March 31, 2010 and 2009, and where in the unaudited condensed consolidated statement of operations these amounts were recognized. The other restructuring expense of $995 represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	FTAS Plan	Airpax Plan	2008 Plan	Other	Total
For the three months ended March 31, 2010
Restructuring	$—	$—	$(296)	$995	$699
Currency translation gain and other, net	—	—	(40)	(13)	(53)

Total	$—	$—	$(336)	$982	$646

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

	FTAS Plan	Airpax Plan	2008 Plan	Other	Total
For the three months ended March 31, 2009
Restructuring	$—	$—	$11,488	$—	$11,488
Currency translation gain and other, net	—	—	(721)	—	(721)

Total	$—	$—	$10,767	$—	$10,767

9. Debt

The Company’s debt as of March 31, 2010 and December 31, 2009 consists of the following:

	Weighted- average interest rate for the three months ended March 31, 2010	March 31, 2010	December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.01%	$914,375	$916,750
Senior secured term loan facility (€383.4 million)	2.69%	517,069	551,350
Senior Notes (denominated in U.S. dollars)	8.00%	339,731	340,006
Senior Subordinated Notes (€177.1 million)	9.00%	238,836	254,303
Senior Subordinated Notes (€65.3 million)	11.25%	88,057	196,483
Less: current portion		(241,473)	(15,206)

Long-term debt, less current portion		$1,856,595	$2,243,686

Capital lease and other financing obligations	8.29%	$43,371	$41,934
Less: current portion		(3,390)	(1,933)

Capital lease and other financing obligations, less current portion		$39,981	$40,001

Extinguishment of Debt

On February 26, 2010, the Company announced the commencement of cash tender offers related to its 8% Senior Notes due 2014 (the “Dollar Notes”), its 9% Senior Subordinated Notes due 2016 and its 11.25% Senior Subordinated Notes due 2014 (together the “Euro Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Dollar Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Euro Notes. The Company paid $102.1 million ($0.3 million for the Dollar Notes and €75.9 million for the Euro Notes) to settle the tender offers and retire the debt on March 29, 2010.

In conjunction with these transactions, during the three months ended March 31, 2010, the Company recorded a loss in Currency translation gain and other, net of $8.1 million, including the write off of debt issuance costs of $1.9 million.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

10. Income Taxes

The Company recorded tax provisions for the three months ended March 31, 2010 and 2009 of $11,196 and $7,641, respectively. The Company’s tax provision consists of current tax expense, which relates primarily to the Company’s profitable operations in foreign tax jurisdictions, and deferred tax expense, which relates primarily to the amortization of tax deductible goodwill.

11. Pension and Other Post-Retirement Benefits

The Company provides various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans.

Net periodic benefit cost associated with the Company’s defined benefit and retiree healthcare plans for the three months ended March 31, 2010 is as follows:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$538	$65	$532
Interest cost	720	150	233
Expected return on plan assets	(625)	—	(185)
Amortization of net loss	140	3	31
Gain on curtailment	—	—	(111)

Net periodic benefit cost	$773	$218	$500

Net periodic benefit cost associated with the Company’s defined benefit and retiree healthcare plans for the three months ended March 31, 2009 is as follows:

	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$610	$70	$799
Interest cost	790	150	256
Expected return on plan assets	(650)	—	(207)
Amortization of net loss	115	—	200
Amortization of prior service cost	—	—	196
Loss on settlement	—	—	152

Net periodic benefit cost	$865	$220	$1,396

During the three months ended March 31, 2010, the Company terminated the employment of 7 employees at one of its subsidiaries. In connection with this event and in accordance with ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”), the Company recognized a curtailment gain of $111 during the three months ended March 31, 2010.

During the three months ended March 31, 2009, the Company terminated the employment of 620 employees at several of its subsidiaries in connection with the 2008 Plan (see Note 9 for further discussion). In connection with these events and in accordance with ASC 715, the Company recognized settlement losses of $152 during the three months ended March 31, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts deemed appropriate by the Company. During the three months ended March 31, 2010, the Company made contributions of $850 to the U.S. qualified defined benefit plan. The Company expects to contribute approximately $3,250 to the U.S. qualified defined benefit plans during the twelve months ending December 31, 2010.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and are subject to local country practices and market circumstances. During the three months ended March 31, 2010, the Company made contributions of $1,172 to the non-U.S. defined benefit plans. The Company expects to contribute approximately $2,508 to the non-U.S. defined benefit plans during the twelve months ending December 31, 2010.

12. Accrued Expenses and Other Current Liabilities

Included as a component of Accrued expenses and other current liabilities in the accompanying unaudited condensed consolidated balance sheets is accrued interest associated with the Company’s outstanding debt, as described in Note 10 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. As of March 31, 2010 and December 31, 2009, accrued interest totaled $30,345 and $27,595, respectively.

13. Share-Based Payment Plans

In 2006, in connection with the 2006 Acquisition, the Parent implemented management compensation plans to align compensation for certain key executives with the performance of the Company. The objective of the plans is to promote the long-term growth and profitability of the Company and its subsidiaries by providing those persons who are involved in the Company with an opportunity to acquire an ownership interest in the Company.

The following plans have been in effect since September 2006: 1) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“Stock Option Plan”) and 2) First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The stock awards were granted in the equity of the Parent.

During the three months ended September 30, 2009, the Parent amended the Stock Option Plan (the “Amendment”) to increase the number of shares reserved for issuance under the Stock Option Plan to 13,082,236 ordinary shares and to change the performance measure of Tranche 3 options to equal that of Tranche 2 options. In effect, Tranche 3 options were converted to Tranche 2 options.

In connection with the completion of the Parent’s IPO, the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Plan”) were adopted. The purpose of the 2010 Stock Purchase Plan is to provide an incentive for present and future eligible employees to purchase the Parent’s ordinary shares and acquire a proprietary interest in the Parent. The purpose of the 2010 Equity Plan is to promote long-term growth and profitability by providing the Company’s present and future directors, officers, employees, consultants and advisors, who are eligible for grant, with incentives to contribute to and participate in the Company’s success. The maximum number of ordinary shares that will be available for sale under the 2010 Stock Purchase Plan is 500,000 ordinary shares. The maximum number of ordinary shares available under the 2010 Equity Plan is 5,000,000 ordinary shares.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The Company’s share-based payment plans are described in the notes to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Stock Options

A summary of stock option activity for the three months ended March 31, 2010 is presented below:

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2009	4,991,716	$8.96	7.28	$55,259
Granted	—	—
Forfeited	—	—
Canceled	—	—
Exercised	(354,002)	7.10

Balance as of March 31, 2010	4,637,714	$9.10	7.09	$41,082

Vested and exercisable as of March 31, 2010	1,945,158	$7.06	6.25	$21,206

Vested and expected to vest as of March 31, 2010 (1)	4,456,080	$9.04	7.06	$39,741

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance as of December 31, 2009	7,933,432	$7.45	6.67	$99,796
Granted	—	—
Forfeited	—	—
Canceled	—	—
Exercised	—	—

Balance as of March 31, 2010	7,933,432	$7.45	6.42	$83,373

Vested and exercisable as of March 31, 2010	4,598,318	$7.07	6.27	$50,099

Vested and expected to vest as of March 31, 2010 (1)	7,880,613	$7.45	6.41	$82,852

(1)	The expected to vest options are the result of applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

A summary of the status of non-vested options as of March 31, 2010 and of the changes during the three months then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because each grant is divided equally between Tranches I, II and III, certain amounts may not add to the totals due to the effect of rounding.

	Stock Options			Weighted-Average Grant-Date Fair Value Per Share
	Tranche I	Tranche II	Tranche III	Tranche I	Tranche II	Tranche III
Nonvested as of December 31, 2009	2,796,244	4,083,383	3,850,049	$5.34	$1.98	$1.21
Granted during the period	—	—	—	—	—	—
Vested during the period	(103,688)	(2,299,159)	(2,299,159)	$2.88	$1.70	$1.20
Forfeited during the period	—	—	—	—	—	—

Nonvested as of March 31, 2010	2,692,556	1,784,224	1,550,890	$5.44	$2.35	$1.19

As of March 31, 2010, there were 157,088 shares available for grant under the Stock Option Plan and 5,000,000 shares available for grant under the 2010 Equity Plan.

Tranche 1 Options: Tranche 1 options, with the exception of those granted during the three months ended September 30, 2009, vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Parent to one or more independent third parties. Tranche 1 options granted during the three months ended September 30, 2009 vest 20% per year over five years from the date of grant provided the participant of the option plan is continuously employed by the Company or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Parent to one or more independent third parties. The Company recognizes the compensation charge for Tranche 1 awards on a straight-line basis over the requisite service period, which for options issued to date is assumed to be the same as the vesting period of 5 years. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Parent has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

There were no grants made during the three months ended March 31, 2010 or 2009.

Under the fair value recognition provisions of ASC 718, the Company recognizes stock-based compensation net of an estimated forfeiture rate and therefore only recognizes compensation cost for those shares expected to vest over the service period of the award. The Company has estimated its forfeitures based on historical experience. During the three months ended March 31, 2009, the Company revised its forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result, the Company recorded a reduction to its non-cash compensation expense of $335 during the three months ended March 31, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The Company recognized non-cash compensation expense related to Tranche 1 options within selling, general and administrative expense for the three months ended March 31, 2010 and 2009 of $932 and $175, respectively. As of March 31, 2010, there was $10,748 of unrecognized compensation expense related to non-vested Tranche 1 options. The weighted-average recognition period of the unrecognized compensation expense is 3.8 years. The Company did not recognize a tax benefit associated with these expenses during the three months ended March 31, 2010 and 2009.

Tranche 2 and 3 Options: Tranche 2 and 3 options vest based on the passage of time (over 5 years identical to Tranche 1) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. Prior to the Amendment to the Stock Option Plan during the three months ended September 30, 2009, the only difference between the terms of Tranche 2 and Tranche 3 awards was the amount of the required return on the Sponsors’ investment. As a result of the Amendment to the Stock Option Plan during the three months ended September 30, 2009, all outstanding Tranche 3 awards required the same specified return on the equity Sponsor’s investment as Tranche 2 awards. The Company accounted for the Amendment as a modification under ASC 718, which resulted in $9,014 of incremental value.

These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by the Company for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, the Parent has a right, but not the obligation, to repurchase all or any portion of award securities issued to a participant at the then current fair value.

The performance and market vesting conditions contained in the Tranche 2 and 3 awards were satisfied upon the completion of the Parent’s IPO on March 16, 2010. As a result, the Company recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards and the related modification totaling $18,876. The remainder of the unrecognized compensation expense will be recognized over the remaining requisite service period.

Total compensation expense related to the Tranche 2 and 3 awards recognized during the three months ended March 31, 2010 was $19,022. No compensation expense was recognized during the three months ended March 31, 2009. As of March 31, 2010, there was $2,743 of unrecognized compensation expense related to non-vested Tranche 2 and 3 options. The weighted-average recognition period of the unrecognized compensation expense is 2.3 years.

There were no Tranche 2 or 3 options granted during the three months ended March 31, 2010 and March 31, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Restricted Securities

A summary of the unvested restricted securities activity for the three months ended March 31, 2010 is presented below:

	Ordinary Shares	Weighted-Average Grant Date Fair Value
Unvested balance as of December 31, 2009	433,018	$16.20
Granted shares	—	—
Forfeitures	—	—
Vested	—	—

Unvested balance as of March 31, 2010	433,018	$16.20

The restricted security aggregate intrinsic value information as of March 31, 2010 and 2009 is presented below. The expected to vest restricted securities are the sum of the vested restricted securities and the result of applying the forfeiture rate assumption to total unvested securities.

	March 31, 2010	March 31, 2009
Vested and outstanding	$484	$—
Vested and expected to vest	$7,405	$—

The Company recognized non-cash compensation expense of $110 and $26, respectively, in connection with these restricted securities during the three months ended March 31, 2010 and March 31, 2009. At March 31, 2010, the weighted-average remaining period over which the restrictions will lapse is 4.3 years.

14. Related Party Transactions

The discussion below of related party transactions highlights the Company’s significant related party relationships and transactions.

Advisory Agreement

In connection with the 2006 Acquisition, the Company entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for ongoing consulting and management advisory services, the Advisory Agreement requires the Company to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsor’s Fee Allocation Percentage as defined in the Advisory Agreement. For the three months ended March 31, 2010 and 2009, the Company recorded $833 and $1,000, respectively, within selling, general and administrative expense related to the Advisory Agreement.

At the Sponsors’ option, the Advisory Agreement was terminated in March 2010. In connection with the termination, the Company recognized a charge for a termination fee as required by the Advisory Agreement totaling $22,352, of which $22,185 was paid on the Company’s behalf by the Parent. This amount was recognized within Due to Parent on the Company’s condensed consolidated Balance Sheet. The Company recorded this fee within selling, general and administrative expense during the three months ended March 31, 2010.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Other Arrangements with the Investor Group and its Affiliates

During the three months ended March 31, 2010 and 2009, the Company recorded $40 and $635, respectively, of expenses in selling, general and administrative expense for legal services provided by one of Sensata Investment Company SCA’s shareholders.

During 2009, certain executive officers and other members of management of the Company invested in a limited partnership along with the Sponsors. The limited partnership was formed with the intent to invest in the Company’s bonds among other potential investment opportunities. During 2009, the limited partnership acquired €42,300 aggregate principal amount of 11.25% Senior Subordinated Notes. In connection with the cash tender offer launched on February 26, 2010, the limited partnership validly tendered, and the Company accepted for purchase, all of the 11.25% Senior Subordinated Notes held by the limited partnership. The limited partnership received aggregate consideration of approximately €45,700, including accrued and unpaid interest, in exchange for the tendered notes.

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

On February 4, 2010, STI, an indirect and wholly-owned subsidiary of the Company, negotiated an extension of the transition production agreement with Engineered Materials Solutions, LLC, a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh, to ensure the continuation of supply of certain materials. The transition production agreement, which was scheduled to expire on February 5, 2010, was extended until May 31, 2010. The Electrical Contact Systems, or “ECS,” business unit of Engineered Materials Solutions is the primary supplier for electrical contacts used in the manufacturing of certain of the Company’s controls products. The Company believes it will have one or more alternative suppliers to cover its electrical contacts requirements prior to May 31, 2010. The principal obligations under the transition production agreement are to provide silver to Engineered Materials Solutions to enable the production of electrical contacts and to purchase these contacts at quantity and price levels that ensure the ECS business unit operates at a break even level. Specifically, each month Engineered Materials Solutions and the Company agree upon the amounts recorded in the profit and loss statement of the Engineered Materials Solutions business based on predetermined accounting principles. Once the applicable profit and loss statement is agreed to by both parties, either Engineered Materials Solutions reimburses the Company for the amount of any profit generated or the Company reimburses Engineered Materials Solutions for the amount of any loss incurred. For the three months ended March 31, 2010, Engineered Materials Solutions paid the Company $0.5 million for profit that was earned through production under the transition production agreement. Under the silver consignment agreement, the Company is required to pay the consignor as the silver is consumed and sold to end customers. Upon termination of this agreement, the Company must either pay for the silver or return it. The Company has issued a letter of credit to the consignor in the amount of $7.0 million which expires on June 30, 2010.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

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

In addition, the Company has a liability insurance policy which insures directors and officers against the cost of defense, settlement or payment of claims and judgments under some circumstances.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The Company’s policy is to accrue for warranty claims when both a loss is probable and can be estimated. This is accomplished by reserving for estimated sales returns and estimated costs to rework the product at the time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims have historically not been material.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over fifty companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. The Company’s subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of March 31, 2010.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of Sensata Technologies, Inc., our principal U.S. operating subsidiary (“STI”), acquired through our acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property at a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. The Company does not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

property and each other. The site is contaminated primarily with chlorinated solvents. The Company does not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

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

Legal Proceedings

The Company accounts for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the Company’s estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, the Company is often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. The Company has recorded litigation reserves of approximately $7.3 million as of March 31, 2010 for various litigation and claims, including the matters described below.

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

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a closing report based on a multi-year investigation which found that the fire incidents were caused by system-related factors. On October 14, 2009, NHTSA issued a closing report associated with a more recent recall which modified the findings of the 2006 report but continued to emphasize system factors.

As of March 31, 2010, the Company was a defendant in 26 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. Of these cases, 17 are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; 4 are pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. The remainder is in individual dockets in various state courts of California, Georgia and Texas, and the federal court for the Southern District of Iowa.

For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $50 thousand to $3.0 million. Ford and TI are co-defendants in each of these lawsuits.

In accordance with terms of the acquisition agreement entered into in connection with the 2006 Acquisition, the Company is managing and defending these lawsuits on behalf of both the Company and TI. The majority of these cases are in discovery. Two have been set for trial and one is on appeal.

During fiscal year 2008, the Company settled all then outstanding wrongful death cases related to these matters for amounts that did not have a material effect on the Company’s financial condition or results of operations. On April 1, 2010, the Company and TI were served in a new lawsuit involving wrongful death claims, Romans v. Texas Instruments Inc. et al, Case # CVH 20100126, Madison County Court of Common Pleas, Ohio. The lawsuit alleges that a 2008 residential fire resulted in the deaths of three people and injuries to a fourth. A separate lawsuit, which arises from the same facts, Romans v. Ford Motor Company, Case #CVC20090074, Madison County Court of Common Pleas, Ohio, has been filed against Ford. On April 9, 2010, the plaintiffs filed a motion to consolidate the two lawsuits.

As for the cases that are still pending, the Company has included a reserve in its financial statements in the amount of $0.9 million as of March 31, 2010. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

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

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

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

In January 2009, TI elected under the acquisition agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both TI and the Company. Although the Company is working with TI to defend the litigation, the Company believes that a loss is probable and, as of March 31, 2010, has recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, TI has agreed to indemnify the Company for certain claims and litigation, including the Whirlpool matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million. If the aggregate amount of costs and/or damages from these claims exceeds $30.0 million, TI is obligated to indemnify the Company for amounts in excess of the $30.0 million threshold up to a cap on TI’s indemnification obligation of $300.0 million. As of March 31, 2010, the Company believes it had incurred approximately $26.9 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount the Company claimed. The Company believes that its costs and/or damages from the Whirlpool Litigation and other claims and litigation matters will ultimately exceed $30.0 million.

The Company is also involved in a related, but separate proceeding with Texas Instrument’s insurer, American Alternative Insurance. On June 3, 2009, Texas Instruments filed a lawsuit against American Alternative seeking reimbursement for its defense costs in the Whirlpool litigation and third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claim against STI alleging that STI assumed liability for the Whirlpool matters under the acquisition agreement referred to in the preceding paragraph. On that basis, American Alternative has asserted that the Company owes American Alternative for any amounts that it may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. As of March 31, 2010, the Company has not recorded a reserve for this matter.

Pelonis Appliances: On December 26, 2008, seven individuals filed suit against Pelonis Appliances, Inc., which sells a fan forced heater product, manufactured by GD Midea Environmental Appliances Mfg. Co. Ltd. (“GD Midea”), that incorporates one of our thermal cut-off products, which was purchased from one of our

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

distributors. The lawsuit, Cueller v. Pelonis Appliances, Inc., No. 08-16188, 160th Judicial District Court of Dallas County, Texas, arose out of a residential fire that resulted in one death, personal injuries (including burns) to the other plaintiffs, and property damage.

Pelonis demanded indemnity from the Company in a letter dated May 6, 2009, and the Company rejected that demand. On June 9, 2009, the plaintiffs amended their complaint to include STI as a defendant. The plaintiffs seek an unspecified amount of actual and exemplary damages.

On August 3, 2009, the Company answered the amended complaint, denying any liability. The Company also asserted cross-claims against Pelonis for indemnification and against Pelonis and GD Midea as responsible third parties.

Discovery is ongoing, and a trial has been scheduled for August 2, 2010. As of March 31, 2010, the Company has not recorded a reserve for this matter.

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

The Company has included a reserve in its financial statements in the amount of $0.2 million as of March 31, 2010. There can be no assurances, however, that this reserve will be sufficient to cover the extent of the Company’s costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on the Company’s financial condition or results of operations.

Audi. Audi, a part of the Volkswagen Auto Group, has alleged defects in certain of the Company’s products installed in its vehicles. The customer first brought the claim in 2008 in the amount €8.1 million in expenses related to replacement of the Company’s products. The customer subsequently expanded its claim to €24.0 million. The Company contested the customer’s allegations, but entered into discussions seeking to resolve the dispute. In March 2010, the parties reached agreement on resolution of the dispute. The Company agreed to accept the prior set-off by Audi of amounts totaling €0.9 million or $1.2 million. The Company believes that Audi will not further pursue its claims related to these products.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of the Company’s electro mechanical controls products. One customer has conducted a recall of their products and two customers have reported several third-party fire incidents. One customer has filed a lawsuit against the Company in Sweden, Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. The Company filed its answer on December 1, 2009, and denied liability. Discovery has not yet begun. The other customer claims aggregate to a similar amount. The Company is contesting these claims. As of March 31, 2010, the Company has not recorded a reserve for this matter.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

16. Financial Instruments

The carrying value and fair values of financial instruments as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Assets:
Cash	$195,345	$195,345	$148,126	$148,126
Trade receivables	208,347	208,347	180,839	180,839
Commodity forward contracts	1,798	1,798	644	644
Interest rate caps	520	520	1,550	1,550
Euro call option	—	—	993	993

Liabilities
Senior secured term loans	$1,431,444	$1,368,153	$1,468,100	$1,295,320
Senior Notes and Senior Subordinated Notes	666,624	678,986	790,792	768,079
Interest rate collars	7,440	7,440	8,587	8,587
Interest rate swap	2,073	2,073	3,157	3,157
Commodity forward contracts	17	17	193	193

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Measured on a Recurring Basis

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, aggregated by the level in the fair value hierarchy within which those measurements fall.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	March 31, 2010
Assets
Commodity forward contracts	$—	$1,798	$—	$1,798
Interest rate caps	—	520	—	520

Total	$—	$2,318	$—	$2,318

Liabilities
Interest rate collars	$—	$7,440	$—	$7,440
Interest rate swap	—	2,073	—	2,073
Commodity forward contracts	—	17	—	17

Total	$—	$9,530	$—	$9,530

The valuations of these instruments are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves, interest rate volatility and commodity forward curves. The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

The Company does not have any fair value measurements using significant unobservable inputs (Level 3) as of March 31, 2010 or 2009.

Measured on a Non-Recurring Basis

For assets and liabilities measured on a non-recurring basis during the period, ASC 820 requires quantitative disclosures about the fair value measurements separately for each major category.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The Company evaluates goodwill and other intangible assets for impairment at the reporting unit level in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review. As of March 31, 2010, no such events occurred which triggered the need for an earlier impairment review.

In March 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the condensed consolidated statement of operations to reduce its book value to its implied fair value.

The Interconnection assets itemized below were measured at fair value on a non-recurring basis during the three months ended March 31, 2009 using an income approach. The balance of definite-lived intangible assets and goodwill associated with Interconnection as of March 31, 2009, as well as the impairment charges recorded during the three months ended March 31, 2009, were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite-lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	$—	$—	$13,971	$(19,867)

Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge on the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though the Company elects not to apply hedge accounting under ASC 815.

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

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract.

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2010, the Company recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of March 31, 2010, the Company estimates that an additional $9,683 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2011.

As of March 31, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$95.0	July 27, 2006	January 27, 2011	3-month LIBOR	5.377%
Interest rate collars	€230.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% - 4.40%
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest rate cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Foreign Currency Risk

Consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows on its outstanding debt, in December 2009, the Company executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation gain and other, net. During the three months ended March 31, 2010, the Company recognized a net loss of $993 associated with this derivative. As of March 31, 2010, the Company had the following outstanding derivative that was not designated as a hedge in qualifying hedging relationships:

Non-Designated Derivative	Notional (in millions)	Effective Date	Maturity Date	Strike Rate
Euro call option	€100.0	December 21, 2009	May 24, 2010	$1.55 to €1.00

Commodity Risk

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. In accordance with ASC 815, the Company recognizes

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain and other, net. During the three months ended March 31, 2010 and 2009, the Company recognized a gain on its commodity forward contracts of $1,784 and $934, respectively.

The Company had the following outstanding commodity forward contracts that were not designated as hedges in qualifying hedging relationships as of March 31, 2010:

	Notional	Effective Date	Weighted- Average Strike Price
Silver	353,606 troy oz	December 2009 - February 2010	$17.17
Gold	933 troy oz	December 2009	$1,107.50
Nickel	197,958 pounds	November 2009 - March 2010	$8.52
Aluminum	1,733,098 pounds	October 2009 - March 2010	$0.96
Copper	1,435,742 pounds	February 2010	$2.92

Financial Instrument Presentation

The following table presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of March 31, 2010 and 2009.

	Asset Derivatives				Liability Derivatives
	2010		2009		2010		2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$520	Other assets	$744		$—		$—
Interest rate swap		—		—	Accrued expense and other current liabilities	2,073	Other long-term liabilities	5,520
Interest rate collars		—		—	Other long-term liabilities	7,440	Other long-term liabilities	6,843

Total		$520		$744		$9,513		$12,363

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expense and other current assets	$1,798	Prepaid expense and other current assets	$1,311
Commodity forward contracts					Accrued expense and other current liabilities	$17		$—

Total		$1,798		$1,311		$17		$—

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The following table presents the components of accumulated other comprehensive loss related to the Company’s derivative financial instruments as of March 31, 2010:

Unrealized loss on derivative instruments
Balance as of December 31, 2009	$(11,805)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,339)
Amount of loss reclassified into interest expense	3,551

Balance as of March 31, 2010	$(10,593)

The following table presents the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statement of operations for the three months ended March 31, 2010 and 2009:

Derivatives in ASC 815 Cash Flow Hedging Relationship	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Location of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated other comprehensive loss into Income (Effective Portion)		Location of Gain or (Loss) Reocgnized in Income on Derivative (Ineffective Portion and Amount Excluded from Effective Testing)	Amount of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing
	2010	2009		2010	2009
Interest Rate Products	$(2,339)	$(5,018)	Interest expense	$(3,551)	$(2,590)	NA	NA

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recongized in Income on Derivative		Location of Gain or (Loss) Recognized in Income on Derivative
	2010	2009
Commodity forward contracts	$1,784	$934	Currency translation gain / (loss) and other, net
Euro call option	$(993)	$—	Currency translation gain / (loss) and other, net

The Company has agreements with its collars and swap derivative counterparties that contain a provision where if the Company defaults on any of its indebtedness where repayment of the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of March 31, 2010, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $12,210. The Company has not posted any collateral related to these agreements. If the Company breached any of the default provisions described above, it would be required to settle its obligations under the agreements at their termination value of $12,210.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

17. Currency Translation Gain and Other

Currency translation gain and other, net consists of the following for the three months ended March 31, 2010 and 2009:

	For the three months ended
	March 31, 2010	March 31, 2009
Currency translation gain on debt	$60,116	$68,955
Currency translation loss on net monetary assets	(5,766)	(425)
Loss on repurchase of outstanding Senior and Senior Subordinated Notes	(8,098)	—
Loss on Euro call option	(993)	—
Gain on commodity forward contracts	1,784	934
Other	159	(323)

	$47,202	$69,141

18. Segment Reporting

The Company organizes its business into two reportable segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by the Company and the financial information that is reviewed by its chief operating decision maker. The Company manages its sensors and controls businesses as components of an enterprise for which separate information is available and is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment including a portion of depreciation and amortization expenses associated with assets recorded in connection with the Sensata, First Technology Automotive and Airpax acquisitions. In addition, an operating segment’s performance excludes results from discontinued operations. These corporate costs are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. The Company believes that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of its segments. However, this measure should be considered in addition to, not a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2010 and 2009:

	For the three months ended
	March 31, 2010	March 31, 2009
Net revenue:
Sensors	$232,593	$140,328
Controls	144,544	98,688

Total net revenue	$377,137	$239,016

Segment operating income (as defined above):
Sensors	$77,825	$35,026
Controls	51,176	23,285

Total segment operating income	129,001	58,311
Corporate and other(1)	(67,117)	(17,416)
Amortization of intangible assets and capitalized software	(36,136)	(38,804)
Impairment of goodwill and intangible assets	—	(19,867)
Restructuring	(699)	(11,488)

Profit/(loss) from operations	25,049	(29,264)
Interest expense	(33,516)	(42,484)
Interest income	139	324
Currency translation gain and other, net	47,202	69,141

Income/(loss) from continuing operations before income taxes	$38,874	$(2,283)

(1)

During the three months ended March 31, 2010, the Company recognized a termination fee of $22,352 (see Note 14 for further discussion) and a cumulative catch-up adjustment for previously unrecognized share-based compensation expense totaling $18,876 (see Note 13 for further discussion).

19. Supplemental Guarantor Condensed Consolidating and Combining Financial Statements

On April 26, 2006, in connection with the Acquisition, the Company issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 10 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. In July 2008, the Company issued Senior Subordinated Notes subject to the same guarantees as described below. The Senior Notes and the outstanding Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by the Company and certain of the Company’s direct and indirect wholly-owned subsidiaries in the U.S., (with the exception of those subsidiaries acquired in the FTAS Acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by the Company. All other subsidiaries of the Company, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, as described in Note 10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of March 31, 2010 and December 31, 2009, the unaudited Condensed Consolidating Statements of Operations for the three months ended March 31, 2010 and 2009 and the unaudited Condensed Consolidating Statements of Cash Flows for the three months ended March 31, 2010 and 2009, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Balance Sheet

March 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$82,505	$101,456	$11,384	$—	$195,345
Accounts receivable, net of allowances	—	192,735	15,612	—	208,347
Intercompany accounts receivable	319,103	518,522	122,979	(960,604)	—
Inventories	—	106,224	26,625	—	132,849
Deferred income tax assets	—	10,415	2,043	—	12,458
Prepaid expenses and other current assets	1,918	13,742	5,598	—	21,258
Assets held for sale	—	—	238	—	238

Total current assets	403,526	943,094	184,479	(960,604)	570,495
Property, plant and equipment, net	—	172,091	41,275	—	213,366
Goodwill	—	1,450,973	79,533	—	1,530,506
Other intangible assets, net	—	803,687	26,834	—	830,521
Investment in subsidiaries	603,495	55,525	—	(659,020)	—
Advances to subsidiaries	2,196,337	—	—	(2,196,337)	—
Other assets	37,095	10,644	13,729	—	61,468

Total assets	$3,240,453	$3,436,014	$345,850	$(3,815,961)	$3,206,356

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$241,474	$3,277	$112	$—	$244,863
Accounts payable	14	101,315	27,501	—	128,830
Accrued expenses and other current liabilities	23,471	65,881	23,822	—	113,174
Due to Parent	21,632	—	—	—	21,632
Intercompany liabilities	488,406	402,024	70,174	(960,604)	—
Accrued profit sharing	—	558	38	—	596

Total current liabilities	774,997	573,055	121,647	(960,604)	509,095
Pension and post-retirement benefit obligations	—	48,229	557	—	48,786
Capital lease and other financing obligations, less current portion	—	39,118	863	—	39,981
Long-term intercompany liabilities	—	2,173,505	22,832	(2,196,337)	—
Long-term debt, less current portion	1,856,595	—	—	—	1,856,595
Other long-term liabilities	42,609	149,176	19,732	—	211,517
Commitments and contingencies

Total liabilities	2,674,201	2,983,083	165,631	(3,156,941)	2,665,974
Shareholder’s equity
Shareholder’s equity	566,252	452,931	180,219	(659,020)	540,382

Total liabilities and shareholder’s equity	$3,240,453	$3,436,014	$345,850	$(3,815,961)	$3,206,356

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

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

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Month Ended March 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$357,433	$67,866	$(48,162)	$377,137
Operating costs and expenses:
Cost of revenue	—	222,233	58,712	(48,162)	232,783
Research and development	—	4,746	184	—	4,930
Selling, general and administrative	44,052	29,355	4,133	—	77,540
Amortization of intangible assets and capitalized software	—	34,836	1,300	—	36,136
Restructuring	—	699	—	—	699

Total operating costs and expenses	44,052	291,869	64,329	(48,162)	352,088

(Loss)/profit from operations	(44,052)	65,564	3,537	—	25,049
Interest income/(expense), net	13,876	(46,689)	(564)	—	(33,377)
Currency translation gain/(loss) and other, net	49,660	(4,201)	1,743	—	47,202

Income/(loss) from continuing operations before taxes and equity in earnings/(losses) from continuing operations of subsidiaries	19,484	14,674	4,716	—	38,874
Equity in earnings/(losses) from continuing operations of subsidiaries before taxes	19,390	950	—	(20,340)	—
Provision/(benefit) for income taxes	11,196	10,277	715	(10,992)	11,196

Net income / (loss)	$27,678	$5,347	$4,001	$(9,348)	$27,678

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$222,576	$37,953	$(21,513)	$239,016
Operating costs and expenses:
Cost of revenue	—	150,489	32,368	(21,513)	161,344
Research and development	—	5,011	152	—	5,163
Selling, general and administrative	1,572	23,888	6,154	—	31,614
Amortization of intangible assets and capitalized software	—	36,827	1,977	—	38,804
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	10,936	552	—	11,488

Total operating costs and expenses	1,572	247,018	41,203	(21,513)	268,280

(Loss) / profit from operations	(1,572)	(24,442)	(3,250)	—	(29,264)
Interest expense, net	2,550	(44,197)	(513)	—	(42,160)
Currency translation gain / (loss) and other, net	68,392	(1,900)	2,649	—	69,141

Income / (loss) from continuing operations before taxes and equity in earnings/(losses) from continuing operations of subsidiaries	69,370	(70,539)	(1,114)	—	(2,283)
Equity in earnings/(losses) from continuing operations of subsidiaries before taxes	(71,653)	(771)	—	72,424	—
Provision/(benefit) for income taxes	7,641	6,622	174	(6,796)	7,641

Net (loss) / income from continuing operations	(9,924)	(77,932)	(1,288)	79,220	(9,924)
Equity in loss from discontinued operations of subsidiaries	(261)	—	—	261	—
Loss from discontinued operations	—	(261)	—	—	(261)

Net (loss) / income	$(10,185)	$(78,193)	$(1,288)	$79,481	$(10,185)

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Month Ended March 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,918	$24,277	$1,658	$—	$54,853

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(4,794)	(890)	—	(5,684)
Proceeds from sale of assets	—	232	—	—	232

Net cash used in investing activities	—	(4,562)	(890)	—	(5,452)

Cash flows from financing activities:
Proceeds from common stock issuance	103,835	—	—	—	103,835
Proceeds from capital contribution from Sensata Technologies Intermediate	284				284
Payments on U.S. term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,342)	—	—	—	(1,342)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(102,105)	—	—	—	(102,105)
Payments on capitalized lease and other financing obligations	—	(446)	(33)	—	(479)

Net cash used in financing activities	(1,703)	(446)	(33)	—	(2,182)

Net change in cash and cash equivalents	27,215	19,269	735	—	47,219
Cash and cash equivalents, beginning of period	55,290	82,187	10,649	—	148,126

Cash and cash equivalents, end of period	$82,505	$101,456	$11,384	$—	$195,345

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(41,461)	$101,499	$2,947	$—	$62,985
Net cash used in operating activities from discontinued operations	—	(233)	—	—	(233)

Net cash (used in) / provided by operating activities from discontinued operations	(41,461)	101,266	2,947	—	62,752
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(3,321)	(998)	—	(4,319)
Dividends received by Issuer	800	—	—	(800)	—

Net cash provided by / (used in) investing activities	800	(3,321)	(998)	(800)	(4,319)
Cash flows from financing activities:
Proceeds from revolving credit facility, net	48,250	—	—	—	48,250
Advances to Shareholder	(19)	—	—	—	(19)
Payments on U.S. term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,313)	—	—	—	(1,313)
Payments on capitalized lease and other financing obligations	—	(408)	—	—	(408)
Dividends paid to Issuer	—	(800)	—	800	—

Net cash provided by / (used in) financing activities	44,543	(1,208)	—	800	44,135

Net change in cash and cash equivalents	3,882	96,737	1,949	—	102,568
Cash and cash equivalents, beginning of period	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of period	$23,062	$144,933	$12,289	$—	$180,284

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

20. Subsequent Events

On April 1, 2010, the Company announced that it elected to issue notices of redemption with respect to (i) all of its outstanding 11.25% Senior Subordinated Notes at a redemption price equal to 105.625% of the principal amount thereof, which amount is equal to €1,056.25 per €1,000 principal amount and (ii) $138,550,000 in aggregate principal amount of its outstanding 8% Senior Notes at a redemption price equal to 104.000% of the principal amount thereof, which amount is equal to $1,040.00 per $1,000 principal amount. The redemption date for the notes is May 1, 2010. In each case, holders of the notes subject to redemption will also receive accrued and unpaid interest up to, but not including, the redemption date. The Company will redeem all outstanding 11.25% Senior Subordinated Notes and will redeem the 8% Senior Notes on a pro rata basis. The Company expects to pay $245.6 million for the redemption of the notes, including accrued interest, and recognize a loss on the extinguishment of debt, including the write-off of deferred financing costs of $5.0 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

The table below presents our results of operations in millions of dollars and as a percent of net revenue. We have derived the statements of operations for the three months ended March 31, 2010 and 2009 from the unaudited condensed consolidated financial statements, included elsewhere in this report. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
	March 31, 2010		March 31, 2009
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$232.6	61.7%	$140.3	58.7%
Controls	144.5	38.3	98.7	41.3

Net revenue	377.1	100.0	239.0	100.0
Operating costs and expenses:
Cost of revenue	232.8	61.7	161.3	67.5
Research and development	4.9	1.3	5.2	2.2
Selling, general and administrative	77.5	20.6	31.6	13.2
Amortization of intangible assets and capitalized software	36.1	9.6	38.8	16.2
Impairment of goodwill and intangible assets	—	—	19.9	8.3
Restructuring	0.7	0.2	11.5	4.8

Total operating costs and expenses	352.1	93.4	268.3	112.2

Profit/(loss) from operations	25.0	6.6	(29.3)	(12.2)
Interest expense	(33.5)	(8.9)	(42.5)	(17.8)
Interest income	0.1	0.0	0.3	0.1
Currency translation gain and other, net	47.2	12.5	69.1	28.9

Income/(loss) from continuing operations before taxes	38.9	10.3	(2.3)	(1.0)
Provision for income taxes	11.2	3.0	7.6	3.2

Income/(loss) from continuing operations	27.7	7.3	(9.9)	(4.2)
Loss from discontinued operations, net of tax of $0	—	—	(0.3)	(0.1)

Net income/(loss)	$27.7	7.3%	$(10.2)	(4.3)%

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Net revenue. Net revenue for the three months ended March 31, 2010 increased $138.1 million, or 57.8%, to $377.1 million from $239.0 million for the three months ended March 31, 2009. Net revenue increased 56.6% due to higher volumes and 1.9% due to favorable foreign currency exchange rates, primarily the U.S. dollar to Euro exchange rate. The increases related to volumes and foreign exchange rates were partially offset by a decrease of 0.7% due to pricing. The increase in volumes was due to the replenishment of inventory in our supply chain of 16.2%, growth in our emerging markets (primarily China) of 14.0%, growth in our mature markets of 13.9%, and growth in content of 13.4%, partially offset by a decline of 0.9% due to mix.

Sensors business segment net revenue for the three months ended March 31, 2010 increased $92.3 million, or 65.7%, to $232.6 million from $140.3 million for the three months ended March 31, 2009. Sensors net revenue increased 65.4% due to higher volumes and 1.9% due to favorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate. The increases related to volumes and foreign exchange rates were partially offset by a decrease of 1.6% due to pricing.

Controls business segment net revenue for the three months ended March 31, 2010 increased $45.9 million, or 46.5%, to $144.5 million from $98.7 million for the three months ended March 31, 2009. Controls net revenue increased 44.0% due to higher volumes, 1.9% due to favorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and 0.6% due to pricing.

Cost of revenue. Cost of revenue for the three months ended March 31, 2010 and 2009 was $232.8 million and $161.3 million, respectively. Cost of revenue increased primarily due to the increase in unit volumes sold. Depreciation expense for the three months ended March 31, 2010 and 2009 was $10.8 million and $11.1 million, respectively, of which $9.9 million and $10.1 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue for the three months ended March 31, 2010 and 2009 was 61.7% and 67.5%, respectively. Cost of revenue as a percentage of net revenue decreased primarily due to cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and fiscal year 2009 and the leverage effect of higher sales on certain fixed manufacturing costs.

Research and development expense. Research and development (“R&D”) expense for the three months ended March 31, 2010 and 2009 was $4.9 million and $5.2 million, respectively. R&D expense as a percentage of net revenue for the three months ended March 31, 2010 and 2009 was 1.3% and 2.2%, respectively.

Selling, general and administrative expense. Selling, general and administrative expense for the three months ended March 31, 2010 and 2009 was $77.5 million and $31.6 million, respectively. Selling, general and administrative expenses increased primarily due to expenses of $22.4 million associated with the termination of the Advisory Agreement and $20.1 million associated with share-based compensation, both recognized during the three months ended March 31, 2010. The share-based compensation expense of $20.1 million includes a cumulative catch-up adjustment of $18.9 million associated with the Tranche 2 and 3 option awards performance vesting which occurred on March 16, 2010, the closing date of our Parent’s initial public offering. Selling, general and administrative expense as a percentage of net revenue for the three months ended March 31, 2010 and 2009 was 20.6% and 13.2%, respectively. Selling, general and administrative expense as a percentage of net revenue increased due to the same reasons described above.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended March 31, 2010 and 2009 was $36.1 million and $38.8 million, respectively. The decrease in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized. Amortization expense as a percentage of net revenue was 9.6% and 16.2% for the three months ended March 31, 2010 and 2009, respectively. The decrease in amortization expense as a percentage of net revenue is due to the increase in net revenue and the same reason described above.

Restructuring. Restructuring expense for the three months ended March 31, 2010 and 2009 was $0.7 million and $11.5 million, respectively. During the second half of fiscal year 2008, we implemented several restructuring activities in order to reduce costs given the decline in our net revenue. The restructuring activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. We continued with these restructuring activities during fiscal year 2009 and the three months ended March 31, 2010. The restructuring expense of $0.7 million for the three months ended March 31, 2010 consists of $0.8 million related to severance and $(0.1) million related to a pension curtailment gain. Restructuring expense of $11.5 million for the three months ended March 31, 2009 consists of $10.8 million related to severance, $0.4 million related to pension settlement and other related charges, and $0.3 million related to other costs.

Interest expense. Interest expense for the three months ended March 31, 2010 and 2009 was $33.5 million and $42.5 million, respectively. Interest expense for the three months ended March 31, 2010 consists primarily of interest expense on our outstanding debt of $25.4 million, interest associated with our outstanding derivative instruments of $3.6 million, amortization of deferred financing costs of $2.3 million, interest related to uncertain tax positions of $1.1 million and interest associated with our capital lease and other financing obligations of $0.9 million. Interest expense for the three months ended March 31, 2009 consists primarily of interest expense on our outstanding debt of $35.9 million, interest associated with our outstanding derivative instruments of $2.6 million, amortization of deferred financing costs of $2.4 million and interest associated with our capital lease and other financing obligations of $0.9 million. The decrease in interest expense on our outstanding debt was due to a decline in the three month LIBOR and Euribor rates and a reduction in the principal balances of our senior notes and senior subordinated notes.

Interest income. Interest income for the three months ended March 31, 2010 and 2009 was $0.1 million and $0.3 million, respectively.

Currency translation gain and other, net. Currency translation gain and other, net for the three months ended March 31, 2010 and 2009 was $47.2 million and $69.1 million, respectively. Currency translation gain and other, net for the three months ended March 31, 2010 consists primarily of currency gains of $60.1 million resulting from the re-measurement of our foreign currency denominated debt and net gains of $1.8 million associated with our commodity forward contracts, offset by losses of $8.1 million resulting from the extinguishment of debt and net currency losses of $6.8 million resulting from the re-measurement of net monetary assets denominated in foreign currencies, including the loss of $1.0 million on the Euro call option. Currency translation gain and other, net for the three months ended March 31, 2009 consists primarily of currency gains of $69.0 million resulting from the re-measurement of our foreign currency denominated debt and net gains of $0.9 million associated with our commodity forward contracts, offset by net currency losses of $0.4 million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2010 and 2009 totaled $11.2 million and $7.6 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax-deductible goodwill.

Liquidity and Capital Resources

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2010 and 2009. We have derived the summarized statements of cash flows for the three months ended March 31, 2010 and 2009 from the unaudited condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Amounts in millions)	March 31, 2010	March 31, 2009
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income/(loss) adjusted for non-cash items	$52.3	$0.5
Changes in operating assets and liabilities	2.5	62.4

Continuing operations	54.9	63.0
Discontinued operations	—	(0.2)

Operating activities	54.9	62.8
Investing activities:	(5.5)	(4.3)
Financing activities	(2.2)	44.1

Net change	$47.2	$102.6

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2010 totaled $54.9 million compared to $62.8 million for the three months ended March 31, 2009. Changes in operating assets and liabilities for the three months ended March 31, 2010 and 2009 totaled $(2.5) million and $62.4 million, respectively. The most significant components to the change in operating assets and liabilities of $(2.5) million for the three months ended March 31, 2010 was an increase in accounts receivable of $27.5 million and an increase in inventories of $7.5 million, partially offset by an increase in accounts payable and accrued expenses of $18.2 million and a due to Parent of $21.6 million. The increase in account receivable was due to an increase in net revenue. The increase in inventories was due to restocking given the increase in net revenue. The increase in accounts payable and accrued expenses was due to the increase in operating costs and accrued interest expense associated with our 8% Senior Notes and 9% Senior Subordinated Notes. The due to Parent results primarily from amounts paid by the Parent associated with the termination of an advisory agreement.

The most significant components to the change in operating assets and liabilities of $62.4 million for the three months ended March 31, 2009 was an increase in accounts payable and accrued expenses of $34.0 million and a decrease in inventories of $24.1 million. The increase in accounts payable and accrued expenses was due to accrued interest expense associated with our 8% Senior Notes and our 9% Senior Subordinated Notes which is paid semiannually in the second and fourth quarters of the fiscal year and the initiative to migrate certain strategic vendors to 60-day payment terms. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenues during the fourth quarter of fiscal year 2008 and the first quarter of fiscal year 2009.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2010 totaled $5.5 million compared to $4.3 million for the three months ended March 31, 2009. Net cash used in investing activities during the three months ended March 31, 2010 and 2009 primarily consisted of capital expenditures of $5.7 million and $4.3 million, respectively.

In 2010, we anticipate spending approximately $40.0 million to $50.0 million on capital expenditures. Capital expenditures will be funded with cash flows from operations.

Financing activities. Net cash (used in)/provided by financing activities for the three months ended March 31, 2010 totaled $(2.2) million compared to $44.1 million for the three months ended March 31, 2009. Net cash used in financing activities during the three months ended March 31, 2010 consisted primarily of proceeds of $104.1 million from the issuance of 20 ordinary shares to Sensata Intermediate Holding offset by payments to repurchase outstanding senior and senior subordinated notes of $102.1 million in addition to principal payments totaling $3.7 million on our U.S. dollar term loan and Euro term loan facilities. Net cash provided by financing activities during the three months ended March 31, 2009 consisted primarily of $48.3 million of borrowings under the revolving credit facility, partially offset by principal payments totaling $3.7 million on our U.S. dollar term loan and Euro term loan facilities

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of March 31, 2010, we had $2,141.4 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of March 31, 2010 is as follows:

(Dollars in thousands)	Weighted-average interest rate for the three months ended March 31, 2010	March 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.01%	$914,375
Senior secured term loan facility (€383.4 million)	2.69%	517,069
Senior Notes (denominated in U.S. dollars)	8.00%	339,731
Senior Subordinated Notes (€177.1 million)	9.00%	238,836
Senior Subordinated Notes (€65.3 million)	11.25%	88,057
Less: current portion		(241,473)

Long-term debt, less current portion		$1,856,595

Capital lease and other financing obligations	8.29%	$43,371
Less: current portion		(3,390)

Long-term portion of capital lease and other financing obligations		$39,981

We have a Senior Secured Credit Facility under which we and Sensata Technologies Finance Company, LLC, are the borrowers and certain of our other subsidiaries are guarantors. The Senior Secured Credit Facility includes a $150.0 million multi-currency revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of March 31, 2010, after adjusting for outstanding letters of credit with an aggregate value of $13.9 million, we had $136.1 million of borrowing capacity available under the revolving credit facility. The outstanding letters of credit are issued primarily for the benefit of a consignment arrangement and certain other operating activities. As of March 31, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in June 2010. We do not anticipate difficulty in renewing these letters of credit upon their expiration.

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

On February 26, 2010, we announced the commencement of cash tender offers related to our 8% Senior Notes due 2014 (“Dollar Notes”), our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014, (together, the “Euro Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Dollar Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Dollar Notes. The aggregate principal amount of the Euro Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Euro Notes. We paid $102.1 million ($0.3 million for the Dollar Notes and €75.9 million for the Euro Notes) to settle the tender offers and retire the debt on March 29, 2010. In conjunction with these transactions, during the three months ended March 31, 2010, we recorded a loss in Currency translation gain and other, net of $8.1 million, including the write off of debt issuance costs of $1.9 million.

Our sources of liquidity include cash on hand, cash flow from operations, contributions from our Parent and amounts available under the Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the quarter ended March 31, 2010, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months. The Company expects to pay $245.6 million for the redemption of the notes, including accrued interest that is expected to be funded through a capital contribution from our Parent.

Our ability to raise additional financing and its borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 23, 2010, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was B3 with stable outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was B with positive outlook.

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

As of March 31, 2010, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see the notes to our audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”). ASU 2009-13 establishes the accounting and reporting guidance for arrangements including multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a selling price hierarchy for determining the selling price of a deliverable. Significantly enhanced disclosures are also required to provide information about a vendors’s multiple-deliverable revenue arrangements, including information about the nature and terms, significant deliverables, and its performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. We are currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on our financial position or results of operations.

We adopted the following accounting standards during the three months ended March 31, 2010:

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, as an amendment to Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”). As a result of ASU 2010-09, Securities and Exchange Commission (“SEC”) registrants will not disclose the date through which management evaluated subsequent events in the financial statements. ASU 2010-09 is effective immediately for all financial statements that have not yet been issued or have not yet become available to be issued, or March 31, 2010 for us. The adoption of ASU 2010-09 is for disclosure purposes only and did not have any effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 also amends ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarifies the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions if ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, or January 1, 2010 for the Company. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements does not become effective until fiscal years beginning after December 15, 2010, or January 1, 2011 for us. The adoption of ASU 2010-06 is for disclosure purposes only and did not have any effect on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”). ASC 810 requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance is effective as of the beginning of the annual reporting period commencing after November 15, 2009, or January 1, 2010 for us, with early adoption prohibited. The adoption of the guidance codified within ASC 810 did not have any effect on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of market risk affecting us, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4.	Controls and Procedures.

The required certifications of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are included as exhibits to this Quarterly Report on Form 10-Q. The disclosures set forth in this Item 4 contain information concerning the evaluation of our disclosure controls and procedures, internal control over financial reporting and change in internal controls over financial reporting referred to in those certifications. Those certifications should be read in conjunction with this Item 4 for a more complete understanding of the matters covered by the certifications.

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls.

There are inherent limitations to the effectiveness of any system of internal control over financial reporting. Accordingly, even an effective system of internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation in accordance with U.S. generally accepted accounting principles. Our internal controls over financial reporting are subject to various inherent limitations, including cost limitations, judgments used in decision making, assumptions about the likelihood of future events, the soundness of our systems, the possibility of human error and the risk of fraud. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may be inadequate because of changes in conditions and the risk that the degree of compliance with policies or procedures may deteriorate over time.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

Information regarding legal proceedings appears in “Business—Legal Proceedings” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009. The information presented below updates, and should be read in conjunction with the information disclosed in our Form 10-K for the fiscal year ended December 31, 2009.

On April 1, 2010, we and TI were served in a new lawsuit involving wrongful death claims, Romans v. Texas Instruments Inc. et al, Case # CVH 20100126, Madison County Court of Common Pleas, Ohio. The lawsuit alleges that a 2008 residential fire resulted in the deaths of three people and injuries to a fourth. A separate lawsuit, which arises from the same facts, Romans v. Ford Motor Company, Case #CVC20090074, Madison County Court of Common Pleas, Ohio, has been filed against Ford. On April 9, 2010, the plaintiffs filed a motion to consolidate the two lawsuits.

With respect to the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.9 million as of March 31, 2010.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I, Item 1A—Risk Factors in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009. There have been no material changes to the risk factors previously disclosed under the caption “Risk Factors”.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On March 26, 2010, the Company issued 20 ordinary shares, par value €100 per share, to its immediate parent company, Sensata Intermediate Holding, in exchange for consideration of approximately $5.2 million per share, or aggregate consideration of approximately $103.8 million. The issuance of the ordinary shares was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, as an issuance not involving a public offering.

Item 3.	Defaults Upon Senior Securities.

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit No.	Description

10.1	Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Sensata Technologies Holding N.V. for the quarterly period ended March 31, 2010, filed on April 26, 2010).

10.2	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Sensata Technologies Holding N.V. for the quarterly period ended March 31, 2010, filed on April 26, 2010).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2010

SENSATA TECHNOLOGIES B.V.

/S/ THOMAS WROE
(Thomas Wroe)
Chairman and Chief Executive Officer (Principal Executive Officer)

/S/ JEFFREY COTE
(Jeffrey Cote)
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ ROBERT HUREAU
(Robert Hureau)
Vice President and Chief Accounting Officer (Principal Accounting Officer)