Form 10-Q
period 2010-09-30
Sensata Technologies B.V.
filed 2010-10-22
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 333-139739

SENSATA TECHNOLOGIES B.V.

(Exact Name of Registrant as Specified in Its Charter)

THE NETHERLANDS	98-0528648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-879-555
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of October 15, 2010 was 220 (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$312,149	$148,126
Accounts receivable, net of allowances of $11,443 and $12,739 as of September 30, 2010 and December 31, 2009, respectively	202,361	180,839
Inventories	142,298	125,375
Deferred income tax assets	12,471	12,419
Prepaid expenses and other current assets	21,017	16,226
Assets held for sale	238	238

Total current assets	690,534	483,223
Property, plant and equipment at cost	432,301	400,461
Accumulated depreciation	(207,440)	(180,523)

Property, plant and equipment, net	224,861	219,938
Goodwill	1,528,954	1,530,570
Other intangible assets, net	759,092	865,531
Deferred income tax assets	5,563	5,543
Deferred financing costs	27,794	41,147
Other assets	11,535	17,175

Total assets	$3,248,333	$3,163,127

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$17,519	$17,139
Accounts payable	125,329	121,636
Income taxes payable	9,270	8,384
Accrued expenses and other current liabilities	103,171	90,207
Due to parent	4,144	—
Deferred income tax liabilities	749	823

Total current liabilities	260,182	238,189
Deferred income tax liabilities	194,021	165,477
Pension and post-retirement benefit obligations	47,262	49,525
Capital lease and other financing obligations, less current portion	40,022	40,001
Long-term debt, less current portion	1,856,143	2,243,686
Other long-term liabilities	24,743	39,502
Commitments and contingencies

Total liabilities	2,422,373	2,776,380
Shareholder’s equity:
Ordinary shares, €100 nominal value per share, 900 shares authorized; 220 and 180 shares issued as of September 30, 2010 and December 31, 2009, respectively	28	22
Due from parent	—	(388)
Additional paid-in capital	1,421,333	1,051,266
Accumulated deficit	(565,474)	(626,954)
Accumulated other comprehensive loss	(29,927)	(37,199)

Total shareholder’s equity	825,960	386,747

Total liabilities and shareholder’s equity	$3,248,333	$3,163,127

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net revenue	$383,294	$302,468	$1,152,237	$796,855
Operating costs and expenses:
Cost of revenue	238,646	190,908	712,019	521,154
Research and development	6,112	3,569	17,253	12,692
Selling, general and administrative	39,356	33,178	155,794	94,843
Amortization of intangible assets and capitalized software	36,095	38,094	108,309	115,060
Impairment of goodwill and intangible assets	—	—	—	19,867
Restructuring	(13)	4,495	196	18,033

Total operating costs and expenses	320,196	270,244	993,571	781,649

Profit from operations	63,098	32,224	158,666	15,206
Interest expense	(23,248)	(36,540)	(82,170)	(115,373)
Interest income	184	68	520	471
Currency translation (loss) / gain and other, net	(78,463)	(33,128)	20,460	94,121

(Loss) / income from continuing operations before taxes	(38,429)	(37,376)	97,476	(5,575)
Provision for income taxes	9,997	16,648	35,996	35,165

(Loss) / income from continuing operations	(48,426)	(54,024)	61,480	(40,740)
Loss from discontinued operations, net of tax of $0	—	—	—	(395)

Net (loss) / income	$(48,426)	$(54,024)	$61,480	$(41,135)

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the nine months ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income / (loss)	$61,480	$(41,135)
Net loss from discontinued operations	—	(395)

Net income / (loss) from continuing operations	61,480	(40,740)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation	29,472	34,005
Amortization of deferred financing costs	6,512	6,775
Currency translation (gain) / loss on debt	(53,750)	28,482
Loss / (gain) on repurchase of outstanding Senior and Senior Subordinated Notes	23,474	(120,123)
Share-based compensation	23,217	1,174
Amortization of intangible assets and capitalized software	108,309	115,060
Loss on disposition of assets	12	1,159
Loss on assets held for sale	—	1,661
Deferred income taxes	28,398	25,783
Impairment of goodwill and intangible assets	—	19,867
(Decrease) / increase from changes in operating assets and liabilities:
Accounts receivable, net	(21,522)	(39,090)
Inventories	(16,923)	34,503
Prepaid expenses and other current assets	(2,431)	11,725
Accounts payable and accrued expenses	11,191	44,648
Income taxes payable	886	(1,699)
Accrued retirement	(795)	(3,413)
Due to parent, net	4,144	—
Other	2,403	8,508

Net cash provided by operating activities from continuing operations	204,077	128,285
Net cash used in operating activities from discontinued operations	—	(403)

Net cash provided by operating activities	204,077	127,882
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(35,089)	(11,527)
Proceeds from sale of assets	364	525

Net cash used in investing activities from continuing operations	(34,725)	(11,002)
Net cash provided by investing activities from discontinued operations	—	372

Net cash used in investing activities	(34,725)	(10,630)
Cash flows from financing activities:
Dividend to parent	—	(133)
Advances to shareholder	—	(25)
Proceeds from repayment of advances to shareholder	388	—
Proceeds from issuance of ordinary shares to, and capital contributions from, Sensata Intermediate Holding	346,856	—
Proceeds from revolving credit facility, net	—	75,000
Payments on U.S. term loan facility	(7,125)	(7,125)
Payments on Euro term loan facility	(3,910)	(4,160)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(338,343)	(57,242)
Payments on capitalized lease and other financing obligations	(3,195)	(3,131)

Net cash (used in) / provided by financing activities	(5,329)	3,184

Net change in cash and cash equivalents	164,023	120,436
Cash and cash equivalents, beginning of period	148,126	77,716

Cash and cash equivalents, end of period	$312,149	$198,152

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

Sensata Technologies B.V. (“Sensata” or the “Company”) is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is an indirect, wholly-owned subsidiary of Sensata Technologies Holding N.V. (“Parent”) and the Parent is a majority-owned subsidiary of Sensata Investment Company SCA (“Sensata Investment Co.”). The share capital of Sensata Investment Co. is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

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

The sensors business is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

The controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

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

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to current period presentation.

3. New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for the Company. Early application is permitted. The Company is currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on its financial position and results of operations.

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

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”), which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. The Company adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on the Company’s financial position or results of operations.

4. Comprehensive Net (Loss) / Income

The components of comprehensive net (loss) / income for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net (loss) / income	$(48,426)	$(54,024)	$61,480	$(41,135)
Net unrealized gain / (loss) on derivatives	1,852	460	6,393	(3,789)
Net adjustments on defined benefit and retiree healthcare plans	303	3,578	879	5,682

Comprehensive net (loss) / income	$(46,271)	$(49,986)	$68,752	$(39,242)

5. Inventories

The components of inventories as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
Finished goods	$42,941	$41,931
Work-in-process	25,128	20,627
Raw materials	74,229	62,817

Total	$142,298	$125,375

6. Discontinued Operations

In December 2008, the Company announced its intent to sell the automotive vision sensing business (the “Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL”), due to the economic climate and slower than expected demand for its products. The Company purchased SMaL for $12.0 million in March 2007. The Company completed the sale of the Vision business during the three months ended June 30, 2009. Accordingly, there are no results of operations for the three months ended September 30, 2010 or 2009.

Results of operations of the Vision business included within loss from discontinued operations were as follows:

	For the nine months ended
	September 30, 2010	September 30, 2009
Net revenue	—	$726
Loss from operations before income tax	—	$(395)

7. Restructuring Costs

The Company’s restructuring programs consist of the First Technology Automotive Plan, the Airpax Plan and the 2008 Plan. Each of these restructuring programs is described in more detail below.

First Technology Automotive Plan

In December 2006, the Company acquired First Technology Automotive and Special Products from Honeywell International Inc. (“First Technology Automotive Acquisition”). In January 2007, the Company announced plans (“First Technology Automotive Plan” or the “FTAS Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other sites. Restructuring liabilities related to these actions consist primarily of exit and related severance costs. The actions described above affected 143 employees and were completed in 2008. The Company anticipates remaining payments to be made through 2014, due primarily to contractual lease-related obligations.

In connection with the First Technology Automotive Plan, the Company has incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $8,952, consisting of $4,287 in severance costs and $4,665 in facility exit and other costs. These costs have been recognized in the Company’s segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to the Company’s reportable segments, have been shown within the “corporate and other” caption. Of the cumulative cost incurred, $3,333 and $2,413 have been allocated to the sensors and controls segments, respectively, and $3,206 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities associated with the First Technology Automotive Plan since December 31, 2009, by type of liability and segment:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$63	$2,532	$2,595
Purchase accounting adjustments	(63)	(1,553)	(1,616)
Other adjustments	—	(208)	(208)
Payments	—	(455)	(455)
Impact of changes in foreign currency exchange rates	—	(81)	(81)

Balance as of September 30, 2010	$—	$235	$235

	Sensors	Controls	Corporate and Other	Total
Balance as of December 31, 2009	$2,530	$63	$2	$2,595
Purchase accounting adjustments	(1,551)	(63)	(2)	(1,616)
Other adjustments	(208)	—	—	(208)
Payments	(455)	—	—	(455)
Impact of changes in foreign currency exchange rates	(81)	—	—	(81)

Balance as of September 30, 2010	$235	$—	$—	$235

During the nine months ended September 30, 2010, the Company revised its accrual related to severance by $63 and its accrual related to facility exit and other costs by $1,761. The reduction to the accrual for facility exit and other costs was primarily related to the execution of a sublease for the Farnborough, United Kingdom facility at terms more favorable to the Company than previously anticipated during the three months ended June 30, 2010. The reduction to the accruals resulted in a reduction of goodwill totaling $1,616 for the portion of the accruals that had been established through purchase accounting and a reduction to restructuring expense of $208. The Company does not expect to incur additional costs in the future.

Airpax Plan

In July 2007, the Company acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007, the Company announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China; and Mexico, and to terminate certain employees at the Cambridge, Maryland facility. In 2008, the Company announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions consist primarily of exit and related severance costs. The actions described above affected 331 employees and were completed in 2009. The Company anticipates remaining payments to be made through 2011, due primarily to facility exit costs, tuition assistance and outplacement services.

In connection with the Airpax Plan, the Company has incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $6,494, consisting of $5,073 in severance costs and $1,421 in facility exit and other costs. These costs have been recognized in the Company’s segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to the Company’s reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $5,026 has been allocated to the controls segment and $1,468 has been allocated to “corporate and other”. The Company has not incurred additional costs related to this plan in the three or nine months ended September 30, 2010 and does not expect to incur additional costs in the future.

The following tables outline the changes to the restructuring liabilities associated with the Airpax Plan since December 31, 2009, by type of liability and segment:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$173	$526	$699
Payments	(3)	—	(3)

Balance as of September 30, 2010	$170	$526	$696

	Controls	Corporate and Other	Total
Balance as of December 31, 2009	$696	$3	$699
Payments	(2)	(1)	(3)

Balance as of September 30, 2010	$694	$2	$696

2008 Plan

During fiscal years 2009 and 2008, in response to global economic conditions, the Company announced various actions (“2008 Plan”) to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. During 2009 and 2008, the Company recognized charges totaling $41,334 primarily related to severance, pension curtailment, pension settlement and other related charges, and facility exit and other costs. During the nine months ended September 30, 2010, the Company revised its accrual related to severance and facility exit and other costs. As a result, the Company recognized a net reduction to restructuring expense of $673. The actions described above are expected to cost $40,747, excluding the impact of changes in foreign currency exchange rates. These actions affected 1,977 employees. The Company anticipates that these actions will be completed during 2011 and the remaining payments will be paid through 2014, due primarily to contractual obligations.

In connection with the 2008 Plan, the Company has incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,661, consisting of $28,464 in severance costs, $9,716 in pension-related costs and $2,481 in facility exit and other costs. These costs have been recognized in the Company’s segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to the Company’s reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $1,730 and $4,624 has been allocated to the sensors and controls segments, respectively, and $34,307 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities, excluding the costs related to pension, associated with the 2008 Plan since December 31, 2009, by type of liability and segment:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2009	$2,964	$109	$3,073
Adjustments	(677)	4	(673)
Payments	(1,375)	(24)	(1,399)
Impact of changes in foreign currency exchange rates	(21)	(2)	(23)

Balance as of September 30, 2010	$891	$87	$978

Employees terminated as of September 30, 2010	1,961

	Sensors	Controls	Corporate and other	Total
Balance as of December 31, 2009	$131	$115	$2,827	$3,073
Adjustments	(71)	46	(648)	(673)
Payments	(32)	1	(1,368)	(1,399)
Impact of changes in foreign currency exchange rates	(2)	(3)	(18)	(23)

Balance as of September 30, 2010	$26	$159	$793	$978

Summary of Restructuring Programs

The following tables show charges incurred in association with all of the Company’s restructuring programs and other restructuring activities as applicable, consisting primarily of severance, for the three and nine months ended September 30, 2010 and 2009, and where within the condensed consolidated statement of operations these amounts were recognized. There were no restructuring costs recognized for the Airpax Plan during any of the periods presented. The “other” restructuring expense of $1,077 during the nine months ended September 30, 2010 represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	For the three months ended September 30, 2010				For the three months ended September 30, 2009
	FTAS Plan	2008 Plan	Other	Total	FTAS Plan	2008 Plan	Other	Total
Restructuring	$20	$(33)	$—	$(13)	$—	$4,495	$—	$4,495
Currency translation loss / (gain) and other, net	(114)	35	—	(79)	—	139	—	139

Total	$(94)	$2	$—	$(92)	$—	$4,634	$—	$4,634

	For the nine months ended September 30, 2010				For the nine months ended September 30, 2009
	FTAS Plan	2008 Plan	Other	Total	FTAS Plan	2008 Plan	Other	Total
Restructuring	$(208)	$(673)	$1,077	$196	$—	$18,033	$—	$18,033
Currency translation loss / (gain) and other, net	(81)	(23)	(13)	(117)	—	(261)	—	(261)

Total	$(289)	$(696)	$1,064	$79	$—	$17,772	$—	$17,772

8. Goodwill and Other Intangible Assets

Goodwill

The following table outlines the changes in goodwill since December 31, 2009, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2009	$1,166,358	$—	$1,166,358	$382,678	$(18,466)	$364,212	$1,549,036	$(18,466)	$1,530,570
Purchase accounting adjustments	(1,553)	—	(1,553)	(63)	—	(63)	(1,616)	—	(1,616)

Balance as of September 30, 2010	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954

The change in goodwill during the nine months ended September 30, 2010 related primarily to a reduction in the Company’s restructuring liabilities associated with its obligations on the Farnborough, United Kingdom lease acquired in the First Technology Automotive Acquisition. The reduction was due to the execution of a sublease with more favorable terms than originally anticipated. See Note 7, “Restructuring Costs” for further detail.

The Company evaluates the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. During the nine months ended September 30, 2010, no events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Other Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated, or economic benefit, basis over their estimated lives. The following table outlines the components of acquisition-related definite-lived intangible assets that were subject to amortization as of September 30, 2010 and December 31, 2009:

	Weighted- Average Life (years)	September 30, 2010				December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	16	$268,170	$103,183	$2,430	$162,557	$268,170	$85,233	$2,430	$180,507
Customer relationships	10	1,026,840	507,009	12,144	507,687	1,026,840	420,811	12,144	593,885
Non-compete agreements	6	23,400	7,807	—	15,593	23,400	4,711	—	18,689
Tradenames	10	720	414	—	306	720	338	—	382

Total	11	$1,319,130	$618,413	$14,574	$686,143	$1,319,130	$511,093	$14,574	$793,463

In addition, other definite lived intangible assets recognized on the condensed consolidated balance sheets include capitalized software licenses with gross carrying amounts of $8,719 and $6,849 and net carrying amounts of $4,479 and $3,598 as of September 30, 2010 and December 31, 2009, respectively. The weighted-average life for the capitalized software in use was approximately 4 years.

Amortization expense on definite-lived intangible assets and capitalized software for the three and nine months ended September 30, 2010 and 2009 were as follows:

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Definite-lived intangible assets	$35,784	$37,684	$107,320	$113,761
Capitalized software licenses	311	410	989	1,299

Total amortization expense	$36,095	$38,094	$108,309	$115,060

Amortization of acquisition-related definite-lived intangible assets is estimated to be $35,762 for the remainder of 2010, $131,609 in 2011, $119,983 in 2012, $105,098 in 2013 and $93,323 in 2014.

In addition to the above, the Company owns the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and the Company has no plans to discontinue using them. The Company has recorded $59,100 and $9,370, respectively, related to these tradenames.

9. Debt

The Company’s debt as of September 30, 2010 and December 31, 2009 consisted of the following:

	Weighted- average interest rate for the nine months ended September 30, 2010	September 30, 2010	December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.08%	$909,625	$916,750
Senior secured term loan facility (€381.5 million)	2.72%	519,182	551,350
Senior Notes (denominated in U.S. dollars)	8.00%	201,181	340,006
Senior Subordinated Notes (€177.1 million)	9.00%	241,072	254,303
Senior Subordinated Notes	11.25%	—	196,483
Less: current portion		(14,917)	(15,206)

Long-term debt, less current portion		$1,856,143	$2,243,686

Capital lease and other financing obligations	8.54%	$42,624	$41,934
Less: current portion		(2,602)	(1,933)

Capital lease and other financing obligations, less current portion		$40,022	$40,001

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

In connection with these transactions, during the nine months ended September 30, 2010, the Company recorded losses in Currency translation (loss) / gain and other, net of $23.5 million including the write-off of debt issuance costs of $6.8 million.

10. Income Taxes

The Company recorded tax provisions for the three months ended September 30, 2010 and 2009 of $9,997 and $16,648, respectively, and for the nine months ended September 30, 2010 and 2009 of $35,996 and $35,165, respectively. The Company’s tax provision consisted of current tax expense, which related primarily to the Company’s profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill.

During the three months ended September 30, 2010, the Company recognized a tax benefit of $3,347 in connection with the reduction of liabilities for unrecognized tax benefits. This amount includes a decrease of $3,903 related to the lapse of the applicable statute of limitations related to certain liabilities assumed in acquisitions that were fully indemnified by the sellers. During the three months ended September 30, 2010, the Company also reversed the related indemnification receivable in Currency translation (loss) / gain and other, net in the condensed consolidated statements of operations.

11. Pension and Other Post-Retirement Benefits

The Company provides various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with the Company’s defined benefit and retiree healthcare plans for the three months ended September 30, 2010 and 2009 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit
	2010	2009	2010	2009	2010	2009
Service cost	$477	$285	$65	$70	$605	$603
Interest cost	546	740	150	150	230	262
Expected return on plan assets	(517)	(650)	—	—	(193)	(185)
Amortization of net (gain) / loss	(35)	5	2	—	37	135
Amortization of prior service cost	—	—	—	—	(4)	212
Loss on settlement	—	1,283	—	—	—	1,893
Loss on curtailment	—	—	—	—	—	5

Net periodic benefit cost	$471	$1,663	$217	$220	$675	$2,925

The components of net periodic benefit cost associated with the Company’s defined benefit and retiree healthcare plans for the nine months ended September 30, 2010 and 2009 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit
	2010	2009	2010	2009	2010	2009
Service cost	$1,553	$1,505	$195	$210	$1,729	$2,157
Interest cost	1,986	2,320	450	450	698	770
Expected return on plan assets	(1,767)	(1,950)	—	—	(562)	(593)
Amortization of net loss	245	215	8	—	95	529
Amortization of prior service cost	—	—	—	—	5	619
Loss on settlement	—	1,283	—	—	—	2,409
(Gain) / loss on curtailment	—	—	—	—	(111)	391

Net periodic benefit cost	$2,017	$3,373	$653	$660	$1,854	$6,282

During the three months ended March 31, 2010, the Company terminated 7 employees at one of its subsidiaries. In connection with this event the Company recognized a curtailment gain of $111. There was no related activity in the six months ended September 30, 2010.

During the three and nine months ended September 30, 2009, the Company terminated 666 and 1,452 employees, respectively, at several of its subsidiaries in connection with the 2008 Plan (see Note 7, “Restructuring Costs”, for further discussion). In connection with these events, during the three and nine months ended September 30, 2009, the Company recognized settlement losses of $3,176 and $3,692, respectively, and curtailment losses of $5 and $391, respectively.

The Company intends to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus additional amounts as the Company deems appropriate. During the nine months ended September 30, 2010, the Company made contributions of $2,610 to the U.S. qualified defined benefit plan. The Company expects to contribute approximately $3,410 to the U.S. qualified defined benefit plans during the twelve months ending December 31, 2010.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and are subject to local country practices and market circumstances. During the nine months ended September 30, 2010, the Company made contributions of $2,154 to the non-U.S. defined benefit plans. The Company expects to contribute approximately $2,596 to the non-U.S. defined benefit plans during the twelve months ending December 31, 2010.

12. Accrued Expenses and Other Current Liabilities

Accrued interest associated with the Company’s outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2010 and December 31, 2009, accrued interest totaled $23,746 and $27,595, respectively.

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

In connection with the completion of the Parent’s IPO in March 2010, the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Plan”) were adopted. The purpose of the 2010 Stock Purchase Plan is to provide an incentive for present and future eligible employees to purchase the Parent’s ordinary shares and acquire a proprietary interest in the Parent. The purpose of the 2010 Equity Plan is to promote long-term growth and profitability by providing the Parent’s and Company’s eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in the Parent’s and Company’s success. The maximum number of the Parent’s ordinary shares that will be available for sale under the 2010 Stock Purchase Plan is 500,000 ordinary shares. The maximum number of ordinary shares available under the 2010 Equity Plan is 5,000,000 ordinary shares.

Stock Options

A summary of stock option activity for the nine months ended September 30, 2010 is presented below:

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2009	4,991,716	$8.96	7.28	$55,259
Granted	330,900	19.68
Forfeited and canceled	(20,000)	7.50
Exercised	(852,971)	7.09

Balance as of September 30, 2010	4,449,645	$10.12	6.91	$43,018

Vested and exercisable as of September 30, 2010	2,271,091	$7.73	6.00	$27,313

Vested and expected to vest as of September 30, 2010(1)	4,288,011	$10.03	6.88	$41,852

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Balance as of December 31, 2009	7,933,432	$7.45	6.67	$99,796
Granted	—	—
Forfeited and canceled	(40,000)	7.50
Exercised	(100,745)	7.29

Balance as of September 30, 2010	7,792,687	$7.45	5.90	$95,907

Vested and exercisable as of September 30, 2010	5,737,377	$7.05	5.73	$72,942

Vested and expected to vest as of September 30, 2010(1)	7,777,951	$7.45	5.90	$95,758

(1)	The expected to vest options are the result of applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

A summary of the status of nonvested options as of September 30, 2010 and of the changes during the nine months then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because certain grants are divided equally between Tranches 1, 2 and 3, certain amounts may not add to the totals due to the effect of rounding.

	Stock Options			Weighted-Average Grant-Date Fair Value Per Share
	Tranche 1	Tranche 2	Tranche 3	Tranche 1	Tranche 2	Tranche 3
Nonvested as of December 31, 2009	2,796,244	4,083,383	3,850,049	$5.34	$1.98	$1.21
Granted	330,900	—	—	$6.66	—	—
Forfeited	(20,000)	(20,000)	(20,000)	$2.68	$0.92	$0.48
Vested	(928,590)	(2,919,061)	(2,919,061)	$3.99	$1.71	$1.22

Nonvested as of September 30, 2010	2,178,554	1,144,322	910,988	$5.95	$2.69	$1.19

As of September 30, 2010, there were 217,088 shares available for grant under the Stock Option Plan and 4,638,500 shares available for grant under the 2010 Equity Plan.

Tranche 1 Options: The majority of Tranche 1 options vest over a period of 5 years (40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) provided the participant of the option plan is continuously employed by the Parent or any of its subsidiaries, and vest immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in the Parent to one or more independent third parties. Tranche 1 options granted in September 2009 have the same vesting provisions as other Tranche 1 awards, except that they vest 20% per year over five years from the date of grant. Vesting provisions for awards granted in 2010 are discussed further below. The Company recognizes compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period.

The Parent granted 154,800 Tranche 1 options under the 2010 Equity Plan in the three months ended June 30, 2010 to directors of the Parent. These options vest after one year. There are no performance conditions related to these options. The grant date fair value per share of these options was $7.00.

The Parent granted 176,100 Tranche 1 options under the 2010 Equity Plan in the three months ended September 30, 2010 to certain employees of the Company. These options vest over a period of four years at 25% per year. There are no performance conditions related to these options. The grant date fair value per share of these options was $6.37.

Under the fair value recognition provisions of ASC 718, Compensation—Stock Compensation (“ASC 718”), the Company recognizes stock-based compensation net of estimated forfeitures and, therefore, only recognizes compensation cost for those shares expected to vest over the service period of the award. The Company has estimated its forfeitures based on historical experience. During the three months ended March 31, 2009, the Company revised its forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result of this revision, the Company recorded a reduction to its non-cash compensation expense of $335 during the nine months ended September 30, 2009. There was no adjustment to the estimated forfeiture rate during the three and nine months ended September 30, 2010. The remainder of the unrecognized compensation expense of $10,437 will be recognized on a straight-line basis over the remaining requisite service period, through 2014.

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

Prior to the first quarter of 2010, the performance and market vesting conditions contained in the Tranche 2 and 3 awards were not considered probable of occurring based on guidance provided by ASC 805, Business Combinations, and no share-based compensation expense was recognized for these awards. These conditions became probable of occurring during the three months ended March 31, 2010, and were satisfied upon the completion of the Parent’s IPO in March 2010. As a result, during the three months ended March 31, 2010, the Company recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards and the related modification totaling $18,876. The remainder of the unrecognized compensation expense of $1,809 will be recognized on an accelerated basis over the remaining requisite service period, through 2013.

Restricted Securities

The Parent granted 30,600 restricted securities to certain of the employees of the Company under the 2010 Equity Plan during the three months ended September 30, 2010. These restricted securities vest on September 1, 2013. The number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the amount granted. As of September 30, 2010, the Company considers it probable that 100% of the awards will vest. The grant date fair value of these securities was $18.88.

A summary of the unvested Parent-issued restricted securities activity during the nine months ended September 30, 2010 is presented below:

	Ordinary Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2009	433,018	$16.20
Granted	30,600	$18.88
Forfeited	—
Vested	(74,320)	$17.48

Unvested balance as of September 30, 2010	389,298	$16.17

Unrecognized compensation expense of $2,382 will be recognized on a straight-line basis over the remaining requisite period of each grant, through 2014.

Share-Based Compensation Expense

The table below presents compensation expense related to the Parent’s options and restricted securities awards within selling, general and administrative (“SG&A”) expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Tranche 1 options	$1,238	$480	$3,302	$1,135
Tranche 2 and 3 options	371	—	19,956	—
Restricted securities	181	—	401	39

Total share-based compensation expense	$1,790	$480	$23,659	$1,174

14. Related Party Transactions

The table below presents related party transactions recognized in SG&A expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Sponsors’ fee for Advisory Agreement	$—	$1,000	$833	$3,000
Advisory Agreement termination fee	—	—	22,352	—
Services provided by Parent	1,372	—	3,404	—
Legal services provided by a shareholder of Parent	1,687	100	1,807	862

Total included in SG&A expense	$3,059	$1,100	$28,396	$3,862

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

At the Sponsors’ option, the Advisory Agreement was terminated in March 2010, at which time the Company recognized a charge for a termination fee as required by the Advisory Agreement totaling $22,352, of which $22,185 was paid on the Company’s behalf by the Parent. This termination fee was recorded in SG&A expense as shown in the above table.

Administrative Services Agreement

In 2009, the Parent entered into a fee for service arrangement with Sensata Investment Co. for ongoing consulting, management advisory and other services (the “Administrative Services Agreement”), effective January 1, 2008. During the nine months ended September 30, 2010 and 2009, the Parent paid $244 and $133, respectively, related to the Administrative Services Agreement. There were no payments made during the three months ended September 30, 2010 and 2009.

Services Provided by Parent

The Company recognizes expense for certain activities performed by the Parent for the benefit of the Company. These amounts are included in due to parent until paid. The Company records this expense in selling, general and administrative expense as shown in the above table.

Other Arrangements with the Investor Group and its Affiliates

The Company utilizes one of Sensata Investment Company SCA’s shareholders for legal services. Expenses related to such legal services are recorded in selling, general and administrative expense as shown in the above table. During the three and nine months ended September 30, 2010, the Parent made payments to this shareholder of $349 and $2,949, respectively. During the nine months ended September 30, 2009, the Parent made payments to this shareholder totaling $1,548. There were no payments made during the three months ended September 30, 2009.

During 2009, certain executive officers and other members of management of the Company invested in a limited partnership along with the Sponsors. The limited partnership was formed with the intent to invest in the Company’s bonds among other potential investment opportunities. As of December 31, 2009, the limited partnership owned €42,300 aggregate principal amount of 11.25% Senior Subordinated Notes. In connection with the cash tender offer launched on February 26, 2010, the limited partnership validly tendered, and the Company accepted for purchase, all of the 11.25% Senior Subordinated Notes held by the limited partnership. The limited partnership received aggregate consideration of approximately €45,700, including accrued and unpaid interest, in exchange for the tendered notes. As of September 30, 2010, management held no investment in the partnership.

15. Commitments and Contingencies

Off-Balance Sheet Commitments

The Company executes contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, the Company has had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

In May 2009, Sensata Technologies, Inc., an indirect and wholly-owned subsidiary of the Company, negotiated a transition production agreement with Engineered Materials Solutions, LLC (“EMS”) to ensure the continuation of supply of certain materials. EMS is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The Electrical Contact Systems, or “ECS,” business unit of EMS was the primary supplier to the Company for electrical contacts used in the manufacturing of certain of the Company’s controls products. The Company entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. The Company extended the transition production agreement with EMS on February 4, 2010, and it expired on May 31, 2010. The Company has transitioned to alternative suppliers for these materials. The letter of credit issued to the consignor under the silver consignment agreement was cancelled in August 2010. The Company settled the agreements with the consignor and EMS during the three months ended September 30, 2010.

Indemnifications Provided As Part of Contracts and Agreements

The Company is a party to the following types of agreements pursuant to which it may be obligated to indemnify the other party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, the Company entered into customary indemnification agreements with the Sponsors pursuant to which the Company indemnifies the Sponsors against certain liabilities arising out of performance of a consulting agreement between the Company and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings.

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

In some instances, customers may make claims, and in some cases file lawsuits, for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings and Claims.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over fifty companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. The Company’s subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify the Company with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in their early stages. Although Sensata Technologies Brazil cooperates with TI in this process, the Company does not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of September 30, 2010.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of Sensata Technologies, Inc. (“STI”), the Company’s principal U.S. operating subsidiary, acquired through its acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property at a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. The Company does not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. The Company does not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

Legal Proceedings and Claims

The Company accounts for litigation and claims losses in accordance with ASC Topic 450, Contingencies (“ASC 450”). Loss contingencies are recorded when probable and estimable, at the Company’s best estimate of a loss, or when a best estimate cannot be made, at the low end of the Company’s estimate of the range of possible outcomes for the contingency. The Company has recorded litigation reserves of approximately $6.8 million as of September 30, 2010 for various litigation and claims, including the matters described in the Annual Report on Form 10-K for the year ended December 31, 2009, and as updated below.

The Company is regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of the Company’s litigation matters are third-party claims for property damage allegedly caused by the Company’s products, but some involve allegations of personal injury or wrongful death. See the Annual Report on Form 10-K for the year ended December 31, 2009, for historical details of such claims.

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

As of September 30, 2010, the Company was a defendant in 23 third party lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. A majority of these cases seek an unspecified amount of compensatory and exemplary damages. Where a demand is specified the range is from $50 thousand to $3.0 million. Ford and TI are co-defendants in each of these lawsuits. The Company has recorded a $0.6 million reserve in its financial statements for potential losses in these cases.

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

On June 11, 2010, Whirlpool filed a first amended complaint in the Circuit Court of Cook County, Illinois, Whirlpool Corp. et. al. v. Sensata Technologies, Inc. et. al., Docket No. 2009-L-001022. The amended complaint clarifies many of their contentions, and adds and subtracts certain causes of action. The court has scheduled a trial setting for October 2011 and the parties continue in the discovery process. As of September 30, 2010, the Company has recorded a reserve of $5.9 million related to this matter.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, TI has agreed to indemnify the Company for certain claims and litigation, including the Whirlpool matter, to the extent that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million (up to a cap of $300 million). As of September 30, 2010, the Company had incurred approximately $27.2 million of costs that it believes apply towards the indemnification.

The Company has also been involved in a related but separate proceeding with TI’s insurer, American Alternative Insurance. TI has filed a lawsuit against this insurer seeking reimbursement of its defense costs in the

Whirlpool litigation and third party claims. During the three months ended June 30, 2010, TI informed the Company that they have reached a settlement with their insurer in this matter. As of September 30, 2010, the Company has not recorded a reserve for this matter.

Pelonis Appliances: The Company is a co-defendant in a claim against Pelonis Appliances, Inc. resulting from a residential fire allegedly caused by a product sold by Pelonis Appliances, and which incorporates one of the Company’s products. On April 17, 2010, the court granted plaintiff’s notice of non-suit without prejudice. Pelonis and the Company have continued their pending cross claims for at least five months until January 2011 with the intention of dismissing those claims if plaintiffs do not refile their claims before the applicable statute of limitations runs. As of September 30, 2010, the Company has not recorded a reserve for this matter.

Huawei: A Chinese telecommunications equipment customer, Huawei, informed the Company that it was planning to conduct a field replacement campaign for power supply products containing the Company’s circuit breakers. The customer has alleged defects in the Company’s products, which were sold through distributors to two power supply subcontractors. As of the end of the three months ended March 31, 2010, the Company estimated that a 100% field replacement campaign would cost approximately $6.0 million. Based on more recent discussions with the customer, the Company believes that the replacement campaign will involve a smaller percentage of systems with an estimated cost for the campaign of approximately $1.0 million. The Company is contesting the customer’s allegations but working with them to analyze the situation. The Company has included a reserve in its financial statements in the amount of $0.1 million as of September 30, 2010.

European automaker: A European automaker has alleged defects in certain of the Company’s pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 claiming costs to date of €2.5 million, and estimated future costs, together, totaling €11.7 million. The Company contests the customer’s allegations. As of September 30, 2010, the Company has not recorded a reserve for this claim.

Other Matters

An internal investigation has been conducted under the direction of the Audit Committee of the Parent’s Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of the Parent’s and the Company’s operating subsidiaries involving business in China. The Parent believes the amount of payments and the business involved was immaterial. The Company discontinued the specific business relationship and its investigation has not identified any other suspect transactions. The Parent has contacted the United States Department of Justice and the Securities and Exchange Commission to begin the process of making a voluntary disclosure of the possible violations, the investigation, and the initial findings. The Parent will cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. The Parent is unable to estimate the potential penalties, if any, that might be assessed and, accordingly, no provision has been made in the accompanying condensed consolidated financial statements.

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

	September 30, 2010			December 31, 2009
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Commodity forward contracts	$—	$1,844	$—	$—	$644	$—
Interest rate caps	—	85	—	—	1,550	—
Euro call option	—	—	—	—	993	—

Total	$—	$1,929	$—	$—	$3,187	$—

Liabilities
Interest rate collars	$—	$3,499	$—	$—	$8,587	$—
Interest rate swap	—	477	—	—	3,157	—
Commodity forward contracts	—	4	—	—	193	—

Total	$—	$3,980	$—	$—	$11,937	$—

The valuations of the derivatives intended to mitigate the Company’s interest rate risk (interest rate caps, collars and swaps) are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. Specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 17, “Derivative Instruments and Hedging Activities,” under the caption “Interest Rate Risk”.

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. Specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 17, “Derivative Instruments and Hedging Activities,” under the caption “Commodity Risk”.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both its own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of September 30, 2010 and December 31, 2009 the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

The Company evaluates the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of September 30, 2010, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

In March 2009, the Company determined that goodwill and definite-lived intangible assets associated with its Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the condensed consolidated statement of operations. The balance of definite-lived intangible assets and goodwill associated with the Interconnection reporting unit as of March 31, 2009, as well as the impairment charges recorded during the three months ended March 31, 2009, were as follows:

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

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior secured term loans	$1,428,807	$1,355,847	$1,468,100	$1,295,320
Senior Notes and Senior Subordinated Notes	442,253	458,259	790,792	768,079

The fair values of the Company’s long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

17. Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), the Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risks, even though the Company elects not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 16, “Fair Value Measures.”

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

The effective portion of changes in the fair value of derivatives designated and that qualify as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three and nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three and nine months ended September 30, 2010, the Company recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s variable rate debt. As of September 30, 2010, the Company estimates that an additional $4,558 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending September 30, 2011.

As of September 30, 2010, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$45.0	July 27, 2006	January 27, 2011	3-month LIBOR	5.377%
Interest rate collars	€205.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% - 4.40%
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest rate cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Foreign Currency Risk

Consistent with the Company’s risk management objective and strategy to reduce exposure to variability in cash flows on its outstanding debt, in December 2009 the Company executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. Changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation (loss) / gain and other, net. During the nine months ended September 30, 2010, the Company recognized a net loss of $993 associated with this derivative. The contract expired unexercised during the three months ended June 30, 2010. As of September 30, 2010, the Company has no outstanding derivative financial instruments to manage the Company’s exposure to foreign currency risk. The Company continues to monitor exposures to this risk and generally employs operating and financing activities to offset these exposures.

Commodity Risk

The Company’s objective in using commodity forward contracts is to offset a portion of its exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of its products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. In accordance with ASC 815, the Company recognizes the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation (loss) / gain and other, net. During the three months ended September 30, 2010 and 2009, the Company recognized a net gain associated with its commodity forward contracts of $1,676 and $775, respectively. During the nine months ended September 30, 2010 and 2009 the Company recognized a net gain associated with its commodity contracts of $2,597 and $2,412, respectively.

The Company had the following outstanding commodity forward contracts as of September 30, 2010:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price
Silver	246,346 troy oz	October 2010 - March 2011	$20.45
Gold	12,435 troy oz	January 2011 - December 2011	$1,291.80
Nickel	248,646 pounds	October 2010 - December 2011	$9.91
Aluminum	1,973,610 pounds	October 2010 - December 2011	$1.00
Copper	2,670,579 pounds	October 2010 - December 2011	$3.39

The notional amounts above represent the total volume hedged by the Company over the remaining contracted periods.

Financial Instrument Presentation

The following table presents the fair value of the Company’s derivative financial instruments and their classification on the condensed consolidated balance sheet as of September 30, 2010 and December 31, 2009.

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$85	Other assets	$1,550		$—		$—
Interest rate swap		—		—	Accrued expenses and other current liabilities	477	Other long-term liabilities	3,157
Interest rate collars		—		—	Accrued expenses and other current liabilities	3,499	Other long-term liabilities	8,587

Total		$85		$1,550		$3,976		$11,744

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$1,660	Prepaid expenses and other current assets	$644	Accrued expenses and other current liabilities	$—	Accrued expenses and other current liabilities	$193
Commodity forward contracts	Other assets	184		—	Other long-term liabilities	4		—
Euro call option		—	Prepaid expenses and other current assets	993		—		—

Total		$1,844		$1,637		$4		$193

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to the Company’s derivative financial instruments as of September 30, 2010:

Unrealized loss on derivative instruments
Balance as of December 31, 2009	$(11,805)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,940)
Amount of loss reclassified into interest expense	9,333

Balance as of September 30, 2010	$(5,412)

The following table presents the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statement of operations for the three months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Net (Loss)/ Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2010	2009		2010	2009
Interest Rate Products	$(921)	$(3,821)	Interest expense	$(2,773)	$(4,111)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain Recognized in Income on Derivatives		Location of Gain Recognized in Income on Derivatives
	2010	2009
Commodity forward contracts	$1,676	$775	Currency translation (loss) / gain and other, net

The following table presents the effect of the Company’s derivative financial instruments and their classification on the condensed consolidated statement of operations for the nine months ended September 30, 2010 and 2009:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Net (Loss)/Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2010	2009		2010	2009
Interest Rate Products	$(2,940)	$(14,202)	Interest expense	$(9,333)	$(10,413)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2010	2009
Commodity forward contracts	$2,597	$2,412	Currency translation (loss) / gain and other, net
Euro call option	$(993)	$—	Currency translation (loss) / gain and other, net

The Company has agreements with its collar and swap derivative counterparties that contain a provision whereby if the Company were to default on any of its indebtedness in the event that repayment of the indebtedness has been accelerated by the lender, then the Company could also be declared in default on its derivative obligations.

As of September 30, 2010, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $5,793. The Company has not posted any collateral related to these agreements. If the Company breaches any of the default provisions described above, it will be required to settle its obligations under the agreements at their termination value.

18. Currency Translation (Loss) / Gain and Other, net

Currency translation (loss) / gain and other, net consisted of the following for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended		For the nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Currency translation (loss) / gain on debt	$(80,076)	$(34,984)	$53,750	$(28,482)
Currency translation gain / (loss) on net monetary assets	5,306	1,543	(6,517)	2,193
(Loss) / gain on repurchase of outstanding Senior and Senior Subordinated Notes	—	—	(23,474)	120,123
Loss on Euro call option	—	—	(993)	—
Gain on commodity forward contracts	1,676	775	2,597	2,412
Gain / (loss) on assets held for sale	—	17	—	(1,661)
Loss on tax indemnification assets and other non-cash tax items(1)	(5,221)	—	(5,221)	—
Other	(148)	(479)	318	(464)

Total currency translation (loss) / gain and other expense, net	$(78,463)	$(33,128)	$20,460	$94,121

(1)

During the three and nine months ended September 30, 2010, the Company recognized amounts associated with the reduction of tax indemnification assets and other non-cash tax items (See Note 10 for further discussion).

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

The sensors segment is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

The controls segment is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

The following tables present net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three and nine months ended September 30, 2010 and 2009:

	For the three months ended
	September 30, 2010	September 30, 2009
Net revenue:
Sensors	$243,722	$182,222
Controls	139,572	120,246

Total net revenue	$383,294	$302,468

Segment operating income (as defined above):
Sensors	$81,663	$58,956
Controls	45,579	39,955

Total segment operating income	127,242	98,911
Corporate and other	(28,062)	(24,098)
Amortization of intangible assets and capitalized software	(36,095)	(38,094)
Impairment of goodwill and intangible assets	—	—
Restructuring	13	(4,495)

Profit from operations	63,098	32,224
Interest expense	(23,248)	(36,540)
Interest income	184	68
Currency translation (loss) / gain and other, net	(78,463)	(33,128)

Loss from continuing operations before income taxes	$(38,429)	$(37,376)

	For the nine months ended
	September 30, 2010	September 30, 2009
Net revenue:
Sensors	$716,771	$470,244
Controls	435,466	326,611

Total net revenue	$1,152,237	$796,855

Segment operating income (as defined above):
Sensors	$240,242	$131,155
Controls	148,806	94,379

Total segment operating income	389,048	225,534
Corporate and other(1)	(121,877)	(57,368)
Amortization of intangible assets and capitalized software	(108,309)	(115,060)
Impairment of goodwill and intangible assets	—	(19,867)
Restructuring	(196)	(18,033)

Profit from operations	158,666	15,206
Interest expense	(82,170)	(115,373)
Interest income	520	471
Currency translation (loss) / gain and other, net	20,460	94,121

Income / (loss) from continuing operations before income taxes	$97,476	$(5,575)

(1)

During the nine months ended September 30, 2010, the Company recognized a termination fee of $22,352 (see Note 14 for further discussion) and a cumulative catch-up adjustment for previously unrecognized share-based compensation expense totaling $18,876 (see Note 13 for further discussion).

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

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of September 30, 2010 and December 31, 2009, the unaudited Condensed Consolidating Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the unaudited Condensed Consolidating Statements of Cash Flows for the nine months ended September 30, 2010 and 2009, respectively, of the Company, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

Intercompany profits from the sale of inventory between the Company’s Non-Guarantor subsidiaries and the Company’s Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor unaudited Condensed Consolidating Statement of Operations, and are eliminated to arrive at the Sensata unaudited Condensed Consolidated Statement of Operations. It is Sensata’s policy to expense intercompany profit margin through the buyer’s cost of revenue when an intercompany sale occurs. Therefore, in the unaudited Condensed Consolidating Balance Sheets, intercompany profits are not included in the carrying value of inventories of the Guarantor and Non-Guarantor subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. Sensata believes this presentation best represents the actual revenues earned, costs incurred and financial position of the Company’s legal entities.

Condensed Consolidating Balance Sheet

September 30, 2010

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$11,057	$280,566	$20,526	$—	$312,149
Accounts receivable, net of allowances	—	186,611	15,750	—	202,361
Intercompany accounts receivable	390,910	429,280	124,615	(944,805)	—
Inventories	—	112,990	29,308	—	142,298
Deferred income tax assets	—	10,428	2,043	—	12,471
Prepaid expenses and other current assets	1,835	13,900	5,282	—	21,017
Assets held for sale	—	—	238	—	238

Total current assets	403,802	1,033,775	197,762	(944,805)	690,534
Property, plant & equipment, net	—	182,797	42,064	—	224,861
Goodwill	—	1,450,973	77,981	—	1,528,954
Other intangible assets, net	—	734,860	24,232	—	759,092
Investment in subsidiaries	621,579	55,740	—	(677,319)	—
Advances to subsidiaries	2,136,220	—	—	(2,136,220)	—
Other assets	27,686	8,852	8,354	—	44,892

Total assets	$3,189,287	$3,466,997	$350,393	$(3,758,344)	$3,248,333

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$14,918	$2,485	$116	$—	$17,519
Accounts payable	127	96,893	28,309	—	125,329
Accrued expenses and other current liabilities	17,900	75,674	19,616	—	113,190
Due to Parent	4,144	—	—	—	4,144
Intercompany liabilities	409,543	471,181	64,081	(944,805)	—

Total current liabilities	446,632	646,233	112,122	(944,805)	260,182
Pension and post-retirement benefit obligations	—	46,671	591	—	47,262
Capital lease and other financing obligations, less current portion	—	39,219	803	—	40,022
Long-term intercompany liabilities	—	2,113,388	22,832	(2,136,220)	—
Long-term debt, less current portion	1,856,143	—	—	—	1,856,143
Other long-term liabilities	35,387	169,769	13,608	—	218,764
Commitments and contingencies

Total liabilities	2,338,162	3,015,280	149,956	(3,081,025)	2,422,373
Shareholder’s equity
Shareholder’s equity	851,125	451,717	200,437	(677,319)	825,960

Total liabilities and shareholder’s equity	$3,189,287	$3,466,997	$350,393	$(3,758,344)	$3,248,333

Condensed Consolidating Balance Sheet

December 31, 2009

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$55,290	$82,187	$10,649	$—	$148,126
Accounts receivable, net of allowances	—	167,314	13,525	—	180,839
Intercompany accounts receivable	273,328	451,867	111,137	(836,332)	—
Inventories	—	101,252	24,123	—	125,375
Deferred income tax assets	—	10,376	2,043	—	12,419
Prepaid expenses and other current assets	2,656	10,146	3,424	—	16,226
Assets held for sale	—	—	238	—	238

Total current assets	331,274	823,142	165,139	(836,332)	483,223
Property, plant and equipment, net	—	177,429	42,509	—	219,938
Goodwill	—	1,450,973	79,597	—	1,530,570
Other intangible assets, net	—	837,397	28,134	—	865,531
Investment in subsidiaries	595,097	54,870	—	(649,967)	—
Advances to subsidiaries	2,196,337	—	—	(2,196,337)	—
Other assets	42,288	7,831	13,746	—	63,865

Total assets	$3,164,996	$3,351,642	$329,125	$(3,682,636)	$3,163,127

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$15,208	$1,822	$109	$—	$17,139
Accounts payable	156	94,882	26,598	—	121,636
Accrued expenses and other current liabilities	17,213	58,549	23,652	—	99,414
Intercompany liabilities	429,148	348,424	58,760	(836,332)	—

Total current liabilities	461,725	503,677	109,119	(836,332)	238,189
Pension and post-retirement benefit obligations	—	48,980	545	—	49,525
Capital lease and other financing obligations, less current portion	—	39,109	892	—	40,001
Long-term intercompany liabilities	—	2,173,505	22,832	(2,196,337)	—
Long-term debt, less current portion	2,243,686	—	—	—	2,243,686
Other long-term liabilities	46,759	138,996	19,224	—	204,979
Commitments and contingencies

Total liabilities	2,752,170	2,904,267	152,612	(3,032,669)	2,776,380
Shareholder’s equity
Shareholder’s equity	412,826	447,375	176,513	(649,967)	386,747

Total liabilities and shareholder’s equity	$3,164,996	$3,351,642	$329,125	$(3,682,636)	$3,163,127

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2010

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$360,399	$79,648	$(56,753)	$383,294
Operating costs and expenses:
Cost of revenue	—	231,157	64,242	(56,753)	238,646
Research and development	—	5,886	226	—	6,112
Selling, general and administrative	3,083	31,668	4,605	—	39,356
Amortization of intangible assets and capitalized software	—	34,795	1,300	—	36,095
Restructuring	—	(215)	202	—	(13)

Total operating costs and expenses	3,083	303,291	70,575	(56,753)	320,196

(Loss)/profit from operations	(3,083)	57,108	9,073	—	63,098
Interest income/(expense), net	22,638	(46,272)	570	—	(23,064)
Currency translation (loss)/gain and other, net	(77,100)	2,318	(3,681)	—	(78,463)

(Loss)/income from continuing operations before taxes and equity in earnings from continuing operations of subsidiaries	(57,545)	13,154	5,962	—	(38,429)
Equity in earnings from continuing operations of subsidiaries before taxes	19,116	13	—	(19,129)	—
Provision for income taxes	9,997	13,500	(3,508)	(9,992)	9,997

Net (loss)/income	$(48,426)	$(333)	$9,470	$(9,137)	$(48,426)

Condensed Consolidating Statements of Operations

For the Three Months Ended September 30, 2009

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$285,737	$59,046	$(42,315)	$302,468
Operating costs and expenses:
Cost of revenue	—	186,780	46,443	(42,315)	190,908
Research and development	—	3,546	23	—	3,569
Selling, general and administrative	1,863	63,914	5,495	—	71,272
Restructuring	—	3,257	1,238	—	4,495

Total operating costs and expenses	1,863	257,497	53,199	(42,315)	270,244

(Loss)/profit from operations	(1,863)	28,240	5,847	—	32,244
Interest income/(expense), net	9,841	(45,744)	(569)	—	(36,472)
Currency translation (loss)/gain and other, net	(34,558)	16,914	(15,484)	—	(33,128)

Loss from continuing operations before taxes and equity in losses of subsidiaries	(26,580)	(590)	(10,206)	—	(37,376)
Equity in losses of subsidiaries	(10,796)	(18,318)	—	29,114	—
Provision for income taxes	16,648	13,831	2,859	(16,690)	16,648

Net Loss	$(54,024)	$(32,739)	$(13,065)	$45,804	$(54,024)

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2010

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,087,687	$231,940	$(167,390)	$1,152,237
Operating costs and expenses:
Cost of revenue	—	690,275	189,134	(167,390)	712,019
Research and development	—	16,625	628	—	17,253
Selling, general and administrative	50,950	90,973	13,871	—	155,794
Amortization of intangible assets and capitalized software	—	104,409	3,900	—	108,309
Restructuring	—	196	—	—	196

Total operating costs and expenses	50,950	902,478	207,533	(167,390)	993,571

(Loss)/profit from operations	(50,950)	185,209	24,407	—	158,666
Interest income/(expense), net	58,612	(139,870)	(392)	—	(81,650)
Currency translation gain/(loss) and other, net	27,087	(6,328)	(299)	—	20,460

Income from continuing operations before taxes and equity in earnings from continuing operations of subsidiaries	34,749	39,011	23,716	—	97,476
Equity in earnings from continuing operations of subsidiaries before taxes	62,727	1,165	—	(63,892)	—
Provision/(benefit) for income taxes	35,996	36,064	(503)	(35,561)	35,996

Net income	$61,480	$4,112	$24,219	$(28,331)	$61,480

Condensed Consolidating Statements of Operations

For the Nine Months Ended September 30, 2009

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$745,849	$143,768	$(92,762)	$796,855
Operating costs and expenses:
Cost of revenue	—	494,865	119,051	(92,762)	521,154
Research and development	—	12,468	224	—	12,692
Selling, general and administrative	5,221	183,853	20,829	—	209,903
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	15,317	2,716	—	18,033

Total operating costs and expenses	5,221	726,370	142,820	(92,762)	781,649

Loss from operations	(5,221)	19,479	948	—	15,206
Interest income/(expense), net	21,717	(135,091)	(1,528)	—	(114,902)
Currency translation gain / (loss) and other, net	92,490	15,187	(13,556)	—	94,121

Income/(loss) from continuing operations before taxes and equity in losses of subsidiaries	108,986	(100,425)	(14,136)	—	(5,575)
Equity in losses of subsidiaries	(114,561)	(24,066)	—	138,627	—
Provision for income taxes	35,165	29,503	4,031	(33,534)	35,165

Loss from continuing operations	(40,740)	(153,994)	(18,167)	172,161	(40,740)
Equity in loss from discontinued operations of subsidiaries	(395)	—	—	395	—
Loss from discontinued operations	—	(395)	—	—	(395)

Net Loss	$(41,135)	$(154,389)	$(18,167)	$172,556	$(41,135)

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(unaudited)

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities
Net cash (used in)/provided by operating activities	$(42,899)	$232,431	$14,545	$—	$204,077
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(30,489)	(4,600)	—	(35,089)
Proceeds from sale of assets	—	351	13	—	364
Dividends received by Issuer	800	—	—	(800)	—

Net cash provided by/(used in) investing activities	800	(30,138)	(4,587)	(800)	(34,725)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares to, and capital contribution from, Sensata Intermediate Holding	346,856	—	—	—	346,856
Proceeds from repayment of advances to shareholder	388	—	—	—	388
Dividends paid to Issuer	—	(800)	—	800	—
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(3,910)	—	—	—	(3,910)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(338,343)	—	—	—	(338,343)
Payments on capitalized lease and other financing obligations	—	(3,114)	(81)	—	(3,195)

Net cash used in financing activities	(2,134)	(3,914)	(81)	800	(5,329)

Net change in cash and cash equivalents	(44,233)	198,379	9,877	—	164,023
Cash and cash equivalents, beginning of period	55,290	82,187	10,649	—	148,126

Cash and cash equivalents, end of period	$11,057	$280,566	$20,526	$—	$312,149

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in) / provided by operating activities from continuing operations	$(42,368)	$164,406	$6,247	$—	$128,285
Net cash used in operating activities from discontinued operations	—	(403)	—	—	(403)

Net cash (used in) / provided by operating activities	(42,368)	164,003	6,247	—	127,882
Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(9,703)	(1,824)	—	(11,527)
Proceeds on sale of assets	—	—	525	—	525
Purchase of debt securities of Issuer	—	(40,698)	—	40,698	—
Dividends received by Issuer	4,222	—	—	(4,222)	—

Net cash provided by / (used in) investing activities from continuing operations	4,222	(50,401)	(1,299)	36,476	(11,002)
Net cash provided by financing activities from discontinued operations	—	372	—	—	372

Net cash provided by / (used in) investing activities	4,222	(50,029)	(1,299)	36,476	(10,630)
Cash flows from financing activities:
Dividend to parent	(133)	—	—	—	(133)
Advances to shareholder	(25)	—	—	—	(25)
Proceeds from revolving credit facility, net	75,000	—	—	—	75,000
Payments on U.S. term loan facility	(7,125)	—	—	—	(7,125)
Payments on Euro term loan facility	(4,160)	—	—	—	(4,160)
Payments to repurchase Senior and Senior Subordinated Notes	(16,544)	—	—	(40,698)	(57,242)
Payments on capitalized lease and other financing obligations	—	(3,131)	—	—	(3,131)
Dividends paid to Issuer	—	(3,280)	(942)	4,222	—

Net cash provided by / (used in) financing activities	47,013	(6,411)	(942)	(36,476)	3,184

Net change in cash and cash equivalents	8,867	107,563	4,006	—	120,436
Cash and cash equivalents, beginning of period	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of period	$28,047	$155,759	$14,346	$—	$198,152

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2009), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: risks associated with the continued weakness in worldwide economic conditions; adverse developments in the automotive industry; fluctuations in foreign currency exchange rates, interest rates and commodity prices; risks associated with our substantial indebtedness, leverage and debt service obligations; litigation and disputes involving us, including the extent of product liability and warranty claims asserted against us; and risks associated with future acquisitions, joint ventures or asset dispositions, as well as risks associated with the integration of acquired companies.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2009 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Results of Operations

The tables below present our results of operations in millions of dollars and as a percentage of net revenue for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009. We have derived the statements of operations from the condensed consolidated financial statements, included elsewhere in this report. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

	For the three months ended
	September 30, 2010		September 30, 2009
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$243.7	63.6%	$182.2	60.2%
Controls	139.6	36.4	120.2	39.8

Net revenue	383.3	100.0	302.5	100.0
Operating costs and expenses:
Cost of revenue	238.6	62.3	190.9	63.1
Research and development	6.1	1.6	3.6	1.2
Selling, general and administrative	39.4	10.3	33.2	11.0
Amortization of intangible assets and capitalized software	36.1	9.4	38.1	12.6
Restructuring	(0.0)	(0.0)	4.5	1.5

Total operating costs and expenses	320.2	83.5	270.2	89.3

Profit from operations	63.1	16.5	32.2	10.7
Interest expense	(23.2)	(6.1)	(36.5)	(12.1)
Interest income	0.2	0.0	0.1	0.0
Currency translation (loss) / gain and other, net	(78.5)	(20.5)	(33.1)	(11.0)

Loss from continuing operations before taxes	(38.4)	(10.0)	(37.4)	(12.4)
Provision for income taxes	10.0	2.6	16.6	5.5

Loss from continuing operations	(48.4)	(12.6)	(54.0)	(17.9)

Net loss	$(48.4)	(12.6)%	$(54.0)	(17.9)%

Net revenue. Net revenue for the three months ended September 30, 2010 increased $80.8 million, or 26.7%, to $383.3 million from $302.5 million for the three months ended September 30, 2009. Net revenue increased 28.8% due to higher volumes, partially offset by a decrease of 1.1% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro, and a decrease of 1.0% due to pricing. The increase in volumes was due to growth in our mature markets of 16.3%, growth in content of 9.8%, and growth in our emerging markets (primarily China) of 3.5% partially offset by a 0.8% reduction due to other miscellaneous factors. The increase in volumes was partially due to the extended production schedules by certain OEM’s in the Americas and Europe.

Sensors business segment net revenue for the three months ended September 30, 2010 increased $61.5 million, or 33.8%, to $243.7 million from $182.2 million for the three months ended September 30, 2009. Sensors net revenue increased 37.0% due to higher volumes, partially offset by the effect of unfavorable foreign exchange rates of 1.6%, primarily the U.S. dollar to Euro exchange rate, and a decrease of 1.6% due to pricing.

Controls business segment net revenue for the three months ended September 30, 2010 increased $19.3 million, or 16.1%, to $139.6 million from $120.2 million for the three months ended September 30, 2009. Controls net revenue increased 16.5% due to higher volumes, partially offset by the effect of unfavorable foreign exchange rates of 0.3%, primarily the U.S. dollar to Euro exchange rate, and 0.1% due to pricing.

Cost of revenue. Cost of revenue for the three months ended September 30, 2010 and 2009 was $238.6 million, or 62.3% of net revenue, and $190.9 million, or 63.1% of net revenue, respectively. Cost of revenue increased primarily due to the increase in unit volumes sold. Depreciation expense for the three months ended September 30, 2010 and 2009 was $9.1 million and $12.0 million, respectively, of which $8.2 million and $11.2 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue decreased primarily due to the leverage effect of higher revenue on certain fixed manufacturing costs, a reduction in depreciation expense and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal years 2008 and 2009.

Research and development expense. Research and development (“R&D”) expense for the three months ended September 30, 2010 and 2009 was $6.1 million and $3.6 million, respectively. R&D expense as a percentage of net revenue for the three months ended September 30, 2010 and 2009 was 1.6% and 1.2%, respectively.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended September 30, 2010 and 2009 was $39.4 million, or 10.3% of net revenue, and $33.2 million, or 11.0% of net revenue, respectively. SG&A expense increased primarily due to the increase in revenue as discussed above, an increase in stock compensation expense and an increase in management services provided by our Parent, but decreased as a percentage of revenue primarily due to the cost savings initiatives discussed above. The increase in stock compensation expense is due to additional option grants since September 30, 2009 and the impact of Tranche II and Tranche III options expense, which was not recorded until the Parent’s initial public offering in March 2010. See Note 13, “Share-Based Payment Plans” for further discussion.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended September 30, 2010 and 2009 was $36.1 million and $38.1 million, respectively. The decrease resulted from the recognition of amortization expense on an accelerated basis to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized.

Restructuring. Restructuring expense for the three months ended September 30, 2009 was $4.5 million. There was no significant restructuring expense for the three months ended September 30, 2010. The expense recorded during the three months ended September 30, 2009 related to activities associated with the 2008 Plan and consisted of $1.1 million related to severance and $3.4 million related to pension settlement, curtailment and other related charges.

Interest expense. Interest expense for the three months ended September 30, 2010 and 2009 was $23.2 million and $36.5 million, respectively. Interest expense for the three months ended September 30, 2010 consisted primarily of $17.9 million of interest expense on our outstanding debt, $2.8 million of interest associated with our outstanding derivative instruments, $2.1 million of amortization of deferred financing costs, and $0.9 million of interest associated with our capital lease and other financing obligations, partially offset by $0.8 million in net reversal of interest expense related to the reduction of liabilities for unrecognized tax benefits during the three months ended September 30, 2010. Interest expense for the three months ended September 30, 2009 consisted primarily of $28.5 million of interest expense on our outstanding debt, $4.1 million of interest associated with our outstanding derivative instruments, $2.3 million of amortization of deferred financing costs and $0.9 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense was due primarily to the tender and redemption of our Senior Notes and Senior Subordinated Notes during the six months ended June 30, 2010.

Currency translation (loss) / gain and other, net. Currency translation loss and other, net for the three months ended September 30, 2010 and 2009 was $78.5 million and $33.1 million, respectively. Currency translation loss and other, net for the three months ended September 30, 2010 consisted primarily of currency losses of $80.1 million resulting from the re-measurement of our foreign currency denominated debt and a loss of $5.2 million related to the reversal of tax indemnification assets and other non-cash tax items, partially offset by net currency gains of $5.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies, and a net gain of $1.7 million associated with our commodity forward contracts. The reversal of the indemnification assets were related to a liability for unrecognized tax benefits for which the applicable statute of limitations expired during the three months ended September 30, 2010. Currency translation loss and other, net for the three months ended September 30, 2009 consisted primarily of the currency losses of $35.0 million resulting from the re-measurement of our foreign currency denominated debt, partially offset by net currency gains of $1.5 million resulting from the re-measurement of net-monetary assets denominated in foreign currencies, and a net gain of $0.8 million associated with our commodity forward contracts.

Provision for income taxes. Provision for income taxes for the three months ended September 30, 2010 and 2009 totaled $10.0 million and $16.6 million, respectively. Our tax provision consisted of current tax expense due primarily to our operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill. The provision decreased primarily as a result of the reduction of $3.9 million in a liability for unrecognized tax benefits during the three months ended September 30, 2010, due to the expiration of the applicable statute of limitations.

Deferred taxes, in part, involve accounting for differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. The future related consequences of these differences result in deferred tax assets and liabilities. We assess the recoverability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized. To the extent we believe that a more likely than not standard cannot be met, we record a valuation allowance. Significant management judgment is required in determining the need for a valuation allowance against deferred tax assets. We review the need for valuation allowances jurisdictionally during each reporting period based on information available to us at that time. We have significant valuation allowances in certain jurisdictions where our businesses have historically incurred operating losses. Should our judgment change about the need for a valuation allowance, it may result in the recognition of a valuation allowance or the reduction of some or all of the previously recognized valuation allowances, possibly resulting in a material tax provision or benefit in the period of such change.

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

	For the nine months ended
	September 30, 2010		September 30, 2009
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$716.8	62.2%	$470.2	59.0%
Controls	435.5	37.8%	326.6	41.0

Net revenue	1,152.2	100.0	796.9	100.0
Operating costs and expenses:
Cost of revenue	712.0	61.8	521.2	65.4
Research and development	17.3	1.5	12.7	1.6
Selling, general and administrative	155.8	13.5	94.8	11.9
Amortization of intangible assets and capitalized software	108.3	9.4	115.1	14.4
Impairment of goodwill and intangible assets	—	—	19.9	2.5
Restructuring	0.2	0.0	18.0	2.3

Total operating costs and expenses	993.6	86.2	781.6	98.1

Profit from operations	158.7	13.8	15.2	1.9
Interest expense	(82.2)	(7.1)	(115.4)	(14.5)
Interest income	0.5	0.0	0.5	0.1
Currency translation (loss) / gain and other, net	20.5	1.8	94.1	11.8

Income / (loss) from continuing operations before taxes	97.5	8.5	(5.6)	(0.7)
Provision for income taxes	36.0	3.1	35.2	4.4

Income / (loss) from continuing operations	61.5	5.3	(40.7)	(5.1)
Loss from discontinued operations, net of tax of $0	—	—	(0.4)	(0.0)

Net income / (loss)	$61.5	5.3%	$(41.1)	(5.2)%

Net revenue. Net revenue for the nine months ended September 30, 2010 increased $355.4 million, or 44.6%, to $1,152.2 million from $796.9 million for the nine months ended September 30, 2009. Net revenue increased 45.4% due to higher volumes, partially offset by a decrease of 0.7% due to pricing and 0.1% due to unfavorable foreign currency exchange rates, primarily the U.S. dollar to Euro. The increase in volumes was due to an increase in production volumes in our mature markets of 26.1%, growth in content of 11.1% and growth in our emerging markets (primarily China) of 8.8%, partially offset by a 0.6% reduction due to other miscellaneous factors.

Sensors business segment net revenue for the nine months ended September 30, 2010 increased $246.5 million, or 52.4%, to $716.8 million from $470.2 million for the nine months ended September 30, 2009. Sensors net revenue increased 54.2% due to higher volumes, partially offset by a decrease of 1.4% due to pricing and 0.4% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate.

Controls business segment net revenue for the nine months ended September 30, 2010 increased $108.9 million, or 33.3%, to $435.5 million from $326.6 million for the nine months ended September 30, 2009. Controls net revenue increased 32.6% due to higher volumes, 0.4% due to favorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and 0.3% due to pricing.

Cost of revenue. Cost of revenue for the nine months ended September 30, 2010 and 2009 was $712.0 million, or 61.8% of net revenue, and $521.2 million, or 65.4% of net revenue, respectively. Cost of revenue increased primarily due to the increase in unit volumes sold. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $29.5 million and $34.0 million, respectively, of which $26.7 million and $31.2 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue decreased primarily due to cost savings initiatives discussed above the leverage effect of higher revenue on certain fixed manufacturing costs, and the reduction in depreciation expense.

Research and development expense. R&D expense for the nine months ended September 30, 2010 and 2009 was $17.3 million and $12.7 million, respectively. R&D expense as a percentage of net revenue for the nine months ended September 30, 2010 and 2009 was 1.5% and 1.6%, respectively.

Selling, general and administrative expense. SG&A expense for the nine months ended September 30, 2010 and 2009 was $155.8 million, or 13.5% of net revenue, and $94.8 million, or 11.9%, of net revenue, respectively. Selling, general and administrative expenses increased primarily due to expenses of $22.4 million associated with the termination of the Advisory Agreement with the Sponsors at their election upon completion of the Parent’s initial public offering, and $18.9 million of stock compensation expense associated with the performance vesting of the Tranche 2 and 3 option awards, both of which occurred in March 2010. SG&A expense as a percentage of net revenue increased due to the reasons described for the three months ended September 30, 2010, partially offset by the leverage effect of higher revenue on certain fixed costs and our cost savings initiatives resulting from the restructuring plans implemented in 2008 and 2009.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the nine months ended September 30, 2010 and 2009 was $108.3 million and $115.1 million, respectively. The decrease resulted from recognition of amortization expense on an accelerated basis to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized.

Impairment of goodwill and intangible assets. During the three months ended March 31, 2009, we performed a review of goodwill and definite-lived intangible assets for potential impairment. As a result of this analysis, we determined that goodwill and definite-lived intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge of $19.9 million, of which $5.3 million related to goodwill and $14.6 million related to definite-lived intangible assets. We attributed the impairment charge to the deterioration in the global economy, including capital spending in the semiconductor market, which occurred during the first quarter of 2009.

Restructuring. Restructuring expense for the nine months ended September 30, 2010 and 2009 was $0.2 million and $18.0 million, respectively. Restructuring expense for the nine months ended September 30, 2009 related to the continuation in 2009 of restructuring activities that started in the second half of 2008, including reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. This expense consisted of $12.7 million related to severance, $4.7 million related to pension settlement, curtailment, and other related charges, and $0.6 million related to other exit costs.

Interest expense. Interest expense for the nine months ended September 30, 2010 and 2009 was $82.2 million and $115.4 million, respectively. Interest expense for the nine months ended September 30, 2010 consisted primarily of $62.3 million of interest expense on our outstanding debt, $9.4 million of interest associated with our outstanding derivative instruments, $6.5 million of amortization of deferred financing costs and $2.7 million of interest associated with our capital lease and other financing obligations. Interest expense for the nine months ended September 30, 2009 consisted primarily of $93.3 million of interest expense on our outstanding debt, $10.4 million of interest associated with our outstanding derivative instruments, $6.8 million of amortization of deferred financing costs and $2.8 million of interest associated with our capital lease and other financing obligations. The decrease in interest expense was due primarily to the tender and redemption of our Senior Notes and Senior Subordinated Notes during the six months ended June 30, 2010.

Currency translation (loss) / gain and other, net. Currency translation gain and other, net for the nine months ended September 30, 2010 and 2009 was $20.5 million and $94.1 million, respectively. Currency translation gain and other, net for the nine months ended September 30, 2010 consisted primarily of currency gains of $53.8 million resulting from the re-measurement of our foreign currency denominated debt and a net gain of $2.6 million associated with our commodity forward contracts, partially offset by losses of $23.5 million resulting from the tender and redemption of the Senior Notes and Senior Subordinated Notes, net currency losses of $6.5 million resulting from the re-measurement of net monetary assets denominated in foreign currencies and a loss of $5.2 million related to the reversal of indemnification assets and other non-cash tax items as discussed elsewhere. Currency translation gain and other, net for the nine months ended September 30, 2009 consisted primarily of the gain of $120.1 million resulting from the tender of certain Senior Notes and Senior Subordinated Notes, a net gain of $2.4 million associated with our commodity forward contracts, $2.2 million of net currency gains due to the re-measurement of net-monetary assets denominated in foreign currencies partially offset by net currency losses of $28.5 million resulting from the re-measurement of our foreign currency denominated debt, and an impairment loss of $1.6 million associated with our manufacturing facilities classified as held for sale.

Provision for income taxes. Provision for income taxes for the nine months ended September 30, 2010 and 2009 totaled $36.0 million and $35.2 million, respectively. Our tax provision consisted of current tax expense which related primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill.

Deferred taxes, in part, involve accounting for differences between the financial statement carrying value of existing assets and liabilities and their respective tax basis. The future related consequences of these differences result in deferred tax assets and liabilities. We assess the recoverability of deferred tax assets by assessing whether it is more likely than not that some or all of the deferred tax asset will be realized. To the extent we believe that a more likely than not standard cannot be met, we record a valuation allowance. Significant management judgment is required in determining the need for a valuation allowance against deferred tax assets. We review the need for valuation allowances jurisdictionally during each reporting period based on information available to us at that time. We have significant valuation allowances in certain jurisdictions where our businesses have historically incurred operating losses. Should our judgment change about the need for a valuation allowance, it may result in the recognition of a valuation allowance or the reduction of some or all of the previously recognized valuation allowances, possibly resulting in a material tax provision or benefit in the period of such change.

Liquidity and Capital Resources

Cash Flows:

The table below summarizes our primary sources and uses of cash for the nine months ended September 30, 2010 and 2009. We have derived the summarized statements of cash flows for the nine months ended September 30, 2010 and 2009 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the nine months ended
(Amounts in millions)	September 30, 2010	September 30, 2009
Net cash provided by / (used in):
Operating activities:
Continuing operations:
Net income / (loss) adjusted for non-cash items	$227.1	$73.1
Changes in operating assets and liabilities	(23.0)	55.2

Continuing operations	204.1	128.3
Discontinued operations	—	(0.4)

Operating activities	204.1	127.9
Investing activities	(34.7)	(10.6)
Financing activities	(5.3)	3.2

Net change	$164.0	$120.4

Operating activities. Net cash provided by operating activities for the nine months ended September 30, 2010 was $204.1 million compared to $127.9 million for the nine months ended September 30, 2009. This increase was primarily due to cash provided by the increase in revenue, offset by decreases in cash due to changes in operating assets and liabilities.

Changes in operating assets and liabilities for the nine months ended September 30, 2010 and 2009 totaled $(23.0) million and $55.2 million, respectively. The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the nine months ended September 30, 2010 were an increase in accounts receivable of $21.5 million and inventories of $16.9 million. The increase in accounts receivable was due to higher revenue during the quarter ended September 30, 2010 compared to December 31, 2009. In addition, we raised inventory levels from the December 31, 2009 balances in response to the increase in orders and to manage certain supplier capacity constraints, while continuing our initiative to maintain or reduce our days of inventory on hand.

The most significant components to the change in operating assets and liabilities of $55.2 million for the nine months ended September 30, 2009 were an increase in accounts payable and accrued expenses of $44.6 million and a decrease in inventories of $34.5 million, partially offset by an increase in accounts receivable of $39.1 million. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60 day payment terms. The increase in account receivable was due to higher sales due in part to improved conditions from government incentive programs, such as the “Car Allowance Rebate System” in the U.S. and the “New Countryside Initiative” in China. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenues during the fourth quarter of fiscal year 2008.

Investing activities. Net cash used in investing activities for the nine months ended September 30, 2010 was $34.7 million compared to $10.6 million for the nine months ended September 30, 2009. Net cash used for investing activities consists primarily of capital expenditures. The increase in capital expenditures was due to investments associated with increasing our manufacturing capacity.

In 2010, we anticipate spending approximately $55 million on capital expenditures, which will be funded with cash flows from operations.

Financing activities. Net cash used in financing activities for the nine months ended September 30, 2010 was $5.3 million compared to net cash provided by financing activities of $3.2 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, net cash used in financing activities consisted primarily of payments to repurchase outstanding Senior and Senior Subordinated Notes of $338.3 million in addition to principal payments totaling $11.0 million on the U.S. dollar term loan and Euro term loan facilities partially offset by proceeds of $346.9 million from the issuance of 40 ordinary shares to, and capital contributions from, Sensata Intermediate Holding. Net cash provided by financing activities during the nine months ended September 30, 2009 consisted primarily of $75.0 million of borrowings under the revolving credit facility partially offset by payments to purchase outstanding debt of $57.2 million in addition to principal payments totaling $11.3 million on the U.S. dollar term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to the highly leveraged nature of our Company. As of September 30, 2010, we had $1,913.7 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of September 30, 2010 is as follows:

(Dollars in thousands)	Weighted- average interest rate for the nine months ended September 30, 2010	September 30, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.08%	$909,625
Senior secured term loan facility (€381.5 million)	2.72%	519,182
Senior Notes (denominated in U.S. dollars)	8.00%	201,181
Senior Subordinated Notes (€177.1 million)	9.00%	241,072
Less: current portion		(14,917)

Long-term debt, less current portion		$1,856,143

Capital lease and other financing obligations	8.54%	$42,624
Less: current portion		(2,602)

Long-term portion of capital lease and other financing obligations		$40,022

We have a Senior Secured Credit Facility under which we and our subsidiary Sensata Technologies Finance Company, LLC, are the borrowers and certain of our other subsidiaries are guarantors. The Senior Secured Credit Facility includes a $150.0 million multi-currency revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of September 30, 2010, after adjusting for outstanding letters of credit with an aggregate value of $6.9 million, we had $143.1 million of borrowing capacity available under the revolving credit facility. The outstanding letters of credit were issued primarily for various operating activities. As of September 30, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in the next twelve months. Upon expiration, we intend to renew these letters of credit and do not anticipate difficulty in this regard.

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

In connection with these transactions, during the nine months ended September 30, 2010, we recorded a loss in Currency translation (loss) / gain and other, net of $23.5 million including the write-off of debt issuance costs of $6.8 million.

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under our Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three and nine months ended September 30, 2010, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and its borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of October 21, 2010, our Moody’s Investors Service’s corporate credit rating was B2 with positive outlook and our Standard & Poor’s corporate credit rating was B+ with positive outlook.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs. We may experience delays in accessing a portion of our cash balances that are held in subsidiaries operating in foreign jurisdictions due to foreign government regulations regarding cash movement across its borders. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.

As of September 30, 2010, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. We are currently evaluating the potential effect, if any, the adoption of ASU 2009-13 will have on our financial position and results of operations.

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

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation (“ASC 810”), which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. We adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on our financial position or results of operations.

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

Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

In evaluating the effectiveness of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer considered, among other things, the matters discussed in Note 15 to the condensed consolidated financial statements presented herein, “Commitments and Contingencies,” in the section titled “Other Matters.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2010, we were a defendant in 23 third party lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. A majority of these cases seek an unspecified amount of compensatory and exemplary damages. Where a demand is specified the range is from $50 thousand to $3.0 million. Ford and TI are co-defendants in each of these lawsuits. We have recorded a $0.6 million reserve in our financial statements for potential losses in these cases.

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

On June 11, 2010, Whirlpool filed a first amended complaint in the Circuit Court of Cook County, Illinois, Whirlpool Corp. et. al. v. Sensata Technologies, Inc. et. al., Docket No. 2009-L-001022. The amended complaint clarifies many of their contentions, and adds and subtracts certain causes of action. The court has scheduled a trial setting for October 2011 and the parties continue in the discovery process. As of September 30, 2010, we have recorded a reserve of $5.9 million related to this matter.

Pursuant to the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including the Whirlpool matter, to the extent that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million (up to a cap of $300 million). As of September 30, 2010, we have incurred approximately $27.2 million of costs that we believe apply towards the indemnification.

We have also been involved in a related but separate proceeding with TI’s insurer, American Alternative Insurance. TI has filed a lawsuit against this insurer seeking reimbursement of its defense costs in the Whirlpool litigation and third party claims. During the three months ended June 30, 2010, TI informed us that they have reached a settlement with their insurer in this matter. As of September 30, 2010, we have not recorded a reserve for this matter.

Item 1A.	Risk Factors.

Information regarding risk factors appears in the Annual Report on Form 10-K for the year ended December 31, 2009. The information presented below updates and should be read in connection with the risk factors and information disclosed in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

A significant portion of our revenue, expenses, receivables and payables are denominated in currencies other than U.S. dollars. We are, therefore, subject to foreign currency risks and foreign exchange exposure. Changes in the relative values of currencies occur from time to time and could affect our operating results. For financial reporting purposes, the functional currency that we use is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation (loss)/gain and other, net. During times of a weakening U.S. dollar, our reported international sales and earnings will increase because the non-U.S. currency will translate into more U.S. dollars. Conversely, during times of a strengthening U.S. dollar, our reported international sales and earnings will be reduced because the local currency will translate into fewer U.S. dollars.

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables through certain foreign legal systems, exposure to possible expropriation or other government actions, unsettled political conditions and possible terrorist attacks against American interests. Our international business is subject to U.S. and local government regulations and procurement policies and practices, which may change from time to time, including regulations relating to import-export control, anti-bribery, environmental, health and safety, investments, exchange controls and repatriation of earnings or cash settlement challenges. These international risks may be especially significant with respect to sales of aerospace and defense products and sales to government entities. We also are exposed to risks associated with using foreign representatives and consultants for international sales and operations and teaming with international subcontractors and suppliers in connection with international programs. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations.

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

Date: October 22, 2010

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
(Thomas Wroe) Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote) Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/s/ Robert Hureau
(Robert Hureau) Vice President and Chief Accounting Officer (Principal Accounting Officer)