Form 10-K
period 2010-12-31
Sensata Technologies B.V.
filed 2011-02-01
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-139739

SENSATA TECHNOLOGIES B.V.

(Exact Name of Registrant as Specified in Its Charter)

THE NETHERLANDS	98-0528648
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Kolthofsingel 8, 7602 EM Almelo The Netherlands	31-546-879-555
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Corporation Service Company 2711 Centerville Rd., Wilmington, DE 19808	(866) 403-5272
(Name and Address, Including Zip Code, of Agent for Service)	(Telephone Number of Agent for Service)

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

Indicate by a check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2010, the last business day of the registrant’s most recently completed second quarter, there was no established public trading market for the registrant’s equity securities.

As of January 15, 2011, 220 ordinary shares were outstanding (all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded).

The registrant meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K as, among other things, all of the registrant’s equity securities are owned indirectly by Sensata Technologies Holdings N.V., which is a reporting company under the Securities Exchange Act of 1934 and which has filed with the SEC all materials required to be filed pursuant to Section 13, 14 or 15(d) thereof, and the registrant is therefore filing this Form 10-K with a reduced disclosure format.

Cautionary Statements Concerning Forward-Looking Statements

In addition to historical facts, this Annual Report, on Form 10-K, including any documents incorporated by reference herein, includes “forward-looking statements.” These forward-looking statements include statements relating to our business. In some cases, forward-looking statements may be identified by terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “believes,” “projects,” “forecasts,” “continue” or the negative of such terms or comparable terminology. Forward-looking statements contained herein (including future cash contractual obligations), or in other statements made by us, are made based on management’s expectations and beliefs concerning future events impacting us and are subject to uncertainties and other important factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by forward-looking statements. We believe that the following important factors, among others (including those described in Item 1A, “Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf:

•	continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses;

•	we may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us;

•

our substantial indebtedness could adversely affect our financial condition and our ability to operate our business, and we may not be able to generate sufficient cash flows to meet our debt service obligations;

•	Bain Capital Partners, LLC controls us, and their interests may conflict with your interests; and

•	the other risks set forth in Item 1A, “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

All forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are expressly qualified in their entirety by the cautionary statements contained in this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements which may be made to reflect events or circumstances that arise after the date made or to reflect the occurrence of unanticipated events. We urge readers to review carefully the risk factors described in this Annual Report on Form 10-K and in the other documents that we file with the Securities and Exchange Commission (“SEC”). You can read these documents at www.sec.gov. Additional information about us is available at our principal Internet address, www.sensata.com.

PART I

ITEM 1.	BUSINESS

The Company

The reporting company is Sensata Technologies B.V. (“STBV”, “Sensata”, the “Company”, “we”, “our”, or “us”), a private company with limited liability incorporated under the laws of the Netherlands. Sensata is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is an indirect wholly-owned subsidiary of Sensata Technologies Holding N.V. (“Sensata Technologies Holding”) and Sensata Technologies Holding is a majority owned subsidiary of Sensata Investment Company S.C.A. (“SCA”). The share capital of SCA is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business (“S&C” or the “Predecessor”) of Texas Instruments Incorporated (“TI” or “Texas Instruments”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (“2006 Acquisition”). The 2006 Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

Sensata is incorporated under the laws of the Netherlands, and was purchased as a shelf company by the Sponsors in February 2006. Sensata currently conducts its business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. TI first acquired an ownership interest in S&C in 1959 through a merger between TI and the former Metals and Controls Corporation.

Overview

Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia and the Dominican Republic.

Our sensors are customized devices that translate a physical phenomenon such as force or position into electronic signals that microprocessors or computer-based control systems can act upon. Our controls are customized devices embedded within systems to protect them from excessive heat or current. Underlying these sensors and controls are core technology platforms—thermal and magnetic-hydraulic circuit protection, micro electromechanical systems, ceramic capacitance and monosilicon strain gage—that we leverage across multiple products and applications, enabling us to optimize our research, development and engineering investments and achieve economies of scale.

Our primary products include pressure sensors, force sensors, position sensors, motor protectors, and thermal and magnetic-hydraulic circuit breakers and switches. We develop customized and innovative solutions for specific customer requirements, or applications, across the appliance, automotive, heating, ventilation and air-conditioning (“HVAC,”) industrial, aerospace, defense, data/telecom, and other end-markets. We have long-standing relationships with a geographically diverse base of leading global original equipment manufacturers, (“OEMs,”) and other multi-national companies. Our largest end-customers for each of our segments within each of our principal operating regions of the Americas, Asia Pacific and Europe include, in alphabetical order: A.O. Smith, Askol, BMW, Bosch, Continental, Danfoss, Emerson, Ford, Giatek, GM, Honda, Hyundai-Kia, LG Group, Peugeot, Renault-Nissan, Samsung Electronics, Volkswagen and Whirlpool.

The increasing use of sensors in our targeted applications has enabled us to achieve growth rates for our sensors business in excess of underlying end market demand for many of those applications. For example, according to Strategy Analytics, Inc., the automotive sensor market is expected to grow at a 10.3% compounded annual rate from 2009 to 2014.

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

We are a global business with a diverse revenue mix by geography, customer and end-market and we have significant operations around the world. Our subsidiaries located in the Americas, the Asia Pacific region and Europe generated 42%, 33% and 25%, respectively, of our net revenue for the year ended December 31, 2010. Our largest customer accounted for approximately 8% of our net revenue for the year ended December 31, 2010. Our net revenue for the year ended December 31, 2010 was derived from the following end-markets: 21% from European automotive, 18% from Asia and rest of world automotive, 16% from North American automotive, 14% from appliances and HVAC, 13% from industrial, 7% from heavy vehicle off-road and 11% from all other end-markets. Within many of our end-markets, we are a significant supplier to multiple OEMs, reducing our exposure to fluctuations in market share within individual end-markets.

Competitive Strengths

We believe we have a number of competitive strengths that differentiate us from our competitors. These include:

Leading positions in high-growth segments. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete. We attribute our strong market positions to our long-standing customer relationships, technical expertise, breadth of product portfolio, product performance and quality, and competitive cost structure. We have selectively chosen to compete in growing applications and geographies. We believe increased regulation of safety and emissions, a growing emphasis on energy efficiency and consumer demand for electronic products with advanced features are driving sensor growth rates exceeding underlying end market demand in many of our key markets, and will continue to offer us significant growth opportunities.

Innovative, highly engineered products for mission-critical applications. Most of our products are highly engineered, critical components in complex systems that are essential to the proper functioning of the product in which they are integrated. Our products are differentiated by their performance, reliability and level of customization, which are critical factors in customer selection. We leverage our core technology platforms across multiple applications, allowing us to cost-effectively develop products that are customized for each application in which they are incorporated. For example, we used our core pressure sensing technology portfolio to develop a pressure sensor specifically designed for a fire suppression system in a military application. Our global engineering team, many of whom are located close to customers, enables us to identify many opportunities at an early stage and to work closely with customers to efficiently deliver solutions they require.

Long-standing local presence in key emerging markets. We believe that our long-standing local presence in key emerging markets such as China, India and Brazil provides us with significant growth opportunities. Our net revenue from sales in emerging markets grew at a 18% compounded annual growth rate from 2006 to 2010. Our sales into these markets represented approximately 19% of our net revenue for fiscal year 2010. We have been present in China since 1995 and currently have two high-volume manufacturing facilities located in Baoying and Changzhou. As an early market entrant in China, we established a leading position serving multinationals with local manufacturing operations in China. We believe we have developed strong relationships with local customers and suppliers based on our local manufacturing and sales presence, track record of performance and brand portfolio. We believe the Klixon® brand, part of our controls business since 1927, distinguishes us in the motor controls sector where recognition of global corporate brands is limited. We believe the brand has been an important driver of success with larger Chinese companies who are seeking to build their international sales presence. We have built a local engineering and sales team in China to develop localized technology solutions and continue to build our presence with both multinational and local companies.

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

High switching costs. The technology-driven, highly customized and integrated nature of our products requires customers to invest heavily in certification and qualification over a one- to three-year period to ensure proper functioning of the system in which our products are embedded. We believe the capital commitment and time required for this process significantly increases the switching costs for customers once a particular sensor or control has been designed and installed in a system. In addition, our products are often relatively low-cost components integrated into mission-critical applications for high-value systems. As a result, many of our sensors and controls are rarely substituted during a product lifecycle, which in the case of the automotive end-market typically lasts five to seven years. New suppliers seeking to provide replacement components generally must demonstrate a long track record of reliability, performance and quality control, as well as the scale and resources to support the customer’s product evolution.

Attractive cost structure with scale advantage and low-cost footprint. We believe that our global scale and cost-focused approach have provided us with an attractive cost position within our industry. We currently manufacture approximately 1.1 billion devices per year, with approximately 90% of our production in low-cost countries including China, Mexico, Malaysia and the Dominican Republic. Our strategy of leveraging core technology platforms and focusing on high-volume applications enables us to provide our customers with highly customized products at a relatively low-cost as compared to the costs of the systems in which our products are embedded. We have achieved our current cost position through a continuous process of migration to low-cost manufacturing locations, transformation of our supply chain to low-cost sourcing, product design improvements and ongoing productivity-enhancing initiatives. Over the past eleven years, we have aggressively shifted our manufacturing base from higher-labor cost countries such as the United States, Australia, Canada, Italy, Japan, Korea and the Netherlands to lower-cost countries including China, Mexico, Malaysia, and the Dominican Republic. We continue to increase our use of local suppliers based in these lower-cost locations. The employment of manufacturing best practices and process controls has yielded consistent productivity gains and improvements in operating margins for our business since 2003.

Operating model with high cash generation and significant revenue visibility. We believe our strong customer value proposition and cost structure enable us to generate attractive operating margins and return on capital. Over the last five completed fiscal years, our aggregate capital expenditures represented approximately 3% of our aggregate net revenue. We have a low effective cash tax rate due to amortization of intangible assets resulting from our carve-out from Texas Instruments in the 2006 Acquisition and other tax benefits derived from our operating and capital structure, including tax holidays in China and Malaysia, operations in a Dominican Republic tax-free zone, favorable tax status in Mexico and the Dutch participation exemption, which permits the tax-free movement of funds between Dutch entities and foreign entities within the same corporate group. In addition, we believe that our business provides us with significant visibility into new business opportunities based on product development cycles that are typically more than one year, our ability to win design awards (i.e., new “sockets” for our sensors and controls) in advance of system roll-outs and commercialization, and our lengthy product life cycles. Additionally, customer order cycles typically provide us with visibility into a majority of our expected quarterly revenue at the start of each quarter.

Experienced management team. Our senior management team has significant collective experience both within our business and in working together managing our business. Our CEO, President and COO and other members of our senior management team have been employed by our company and the Predecessor for the majority of their careers. Our current management team oversaw the carve-out of our business from Texas Instruments and the expansion of our business through both organic growth and acquisitions.

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

Recruit, retain, and develop talent globally. We intend to continue to recruit, develop and retain a highly educated, technically sophisticated and globally dispersed workforce. Those in senior management roles have broad experience in managing global businesses. Our strategy leadership team has over 165 years of combined experience with our global businesses. Other senior managers bring global experience, subject matter expertise and an outside perspective which has contributed to our success. We will continue to utilize our extensive network for our global recruiting, including university, community and employee referral programs to introduce our brand and values to prospective employees. We will continue to utilize our formal Integrated Talent Management Program to emphasize learning and development activities focusing on each employee’s particular skill set, including their technical and leadership capabilities. We will continue to engage in extensive market-based research to align our compensation and benefits programs with employee performance and to remain competitive with industry benchmarks.

Pursue strategic acquisitions to extend leadership and leverage global platform. We intend to continue to opportunistically pursue selective acquisitions and joint ventures to extend our leadership across global end-markets and applications, realize operational value from our global low-cost footprint, and deliver the right technology solutions for emerging markets. We believe we have a track record of success in acquiring and integrating businesses. Our acquisition of the First Technology Automotive and Special Products (“First Technology Automotive”) business in December 2006 added steering position, twilight sensors, fuel cut-off switches and glass bottle thermal protectors to our portfolio of products. Our acquisition of Airpax Holdings, Inc. (“Airpax”) in July 2007 further strengthened our customer positions in power protection and secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military and mobile power markets. On January 28, 2011, we acquired the Automotive on Board sensors business (“Automotive on Board”) of Honeywell International Inc., in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China. We intend to continue to seek acquisitions that will present attractive risk-adjusted returns and significant value-creation opportunities.

History

We can trace our origins back to businesses that have been engaged in the sensors and controls business since 1916. We operated as a part of Texas Instruments from 1959 until April 27, 2006, when we completed the 2006 Acquisition, which was effected through a number of our subsidiaries that collectively purchased the assets and assumed the liabilities being transferred.

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

On March 14, 2007, we acquired SMaL Camera Technologies, Inc. (“SMaL Camera”), the automotive imaging unit of Cypress Semiconductor Corporation, for approximately $11.4 million plus fees and expenses. SMaL Camera provides cameras and camera subsystems to automotive advanced driver assistance systems. We believed that the acquisition of SMaL Camera accelerated the time to market in the Automotive Vision sensing business, and built camera and imager expertise and credibility.

On July 27, 2007, we acquired Airpax for approximately $277.3 million, including fees and expenses. We believe the acquisition of Airpax provided us with leading customer positions in electrical protection for high-growth network power and critical, high-reliability mobile power applications, and further secured our position as a leading designer and manufacturer of sensing and power protection solutions for the industrial, HVAC, military and mobile power markets. The acquisition also added new products such as power inverters and expanded our customer end-markets to include growing network power applications where customers value high reliability and differentiated performance.

On April 30, 2009, we completed the sale of the automotive vision sensing business, which included the assets and operations of SMaL Camera. Our decision to sell this business was driven by the economic climate, slower than expected demand for these products and the expectation that our OEM customers will internally develop the software associated with this business.

Recent Developments

On January 28, 2011, we completed the acquisition of the Automotive on Board business for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We will refer to the acquired business as Magnetic Speed and Position (“MSP”), which will be integrated into our sensors segment. We acquired this business in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

Sensors Business

Overview

We are a leading supplier of automotive, commercial and industrial sensors, including pressure sensors, pressure switches and position and force sensors. Our sensors business accounted for approximately 63% of our net revenue for fiscal year 2010. Our sensors are used in a wide variety of applications, including automotive air-conditioning, braking, transmission and air bag applications as well as HVAC and heavy vehicle off-road applications. We derive most of our sensor revenue from the sale of medium and high-pressure sensors, and we believe that we are one of the largest suppliers of sensors in the majority of the key applications in which we compete. Our customers consist primarily of leading global automotive, industrial, and commercial OEMs and their Tier 1 suppliers. Our products are ultimately used by the majority of global automotive OEMs, providing us with a balanced customer portfolio of automotive OEMs which, we believe, helps to protect us against shifts in market share between different OEMs.

Sensors Industry

Sensors are customized devices that translate physical phenomenon into electronic signals for use by microprocessors or computer-based control systems. Based on a report prepared by Global Industry Analysts, we believe that the global sensor industry in 2008 generated sales in excess of $51 billion. The market is characterized by a broad range of products and applications across a diverse set of end-markets. We believe large OEMs and other multi-national companies are increasingly demanding a global presence to supply sensors on their key global platforms.

Automotive Sensors

Revenue from the global automotive end-market, which includes applications in powertrain, air-conditioning and chassis control is driven, we believe, by three principal trends. First, global automotive vehicle unit sales have demonstrated moderate but consistent annual growth prior to 2008, and are expected to increase again as the recent recession continues to subside. Second, the number of sensors used per vehicle has expanded, driven by a combination of factors including government regulation of safety and emissions, market demand for greater fuel efficiency and consumer demand for new applications. For example, governments have mandated sensor intensive advanced braking systems in both Europe and the United States. Finally, revenue growth has been augmented by a continuing shift away from legacy electromechanical products towards higher-value electronic solid-state sensors.

As reported by J.D. Power and Associates, global light vehicle sales saw continuous quarterly expansion from 2002 to 2007. This expansion came to a halt during fiscal year 2008. Global economic conditions translated into lower demand and an overall decline in automotive production by approximately 13% globally in 2009. In the mature markets, the decline was higher; for example, U.S. light vehicle production declined 34% to 5.6 million units in 2009. Western Europe light vehicle production declined 19% to 11.8 million units in 2009. Japan’s light vehicle production declined 31% to 7.6 million units in 2009.

Beginning in the second half of 2009 and into 2010, global light vehicle sales began to expand. According to IHS Automotive, global light vehicle production expanded approximately 23.5% from 2009 to 2010. Over the long-term, many third-party forecasters expect global auto demand to continue expanding based on population growth and increased usage of cars in emerging markets.

Based on a report prepared by Strategy Analytics, Inc., we believe sales of automotive sensors in North America, Europe, Japan, South Korea and China generated approximately $9.0 billion of revenue in 2009 and are expected to grow at a compound annual rate of 10% from 2009 to 2014. The increase in the number of sensors per vehicle and the level of global vehicle sales are the primary drivers in the increase of global automotive sensors. We believe that the increasing installation of safety, emissions, efficiency, and comfort-related features in vehicles, such as airbags and electronic stability control, advanced driver assistance, advanced combustion and exhaust aftertreatment that depend on sensors for proper functioning will continue to drive increased sensor usage.

The automotive sensors market is characterized by high switching costs and barriers to entry, benefiting incumbent market leaders. Sensors are critical components that enable a wide variety of applications, many of which are essential to the proper functioning of the product in which they are incorporated. Sensor application-specific products require close engineering collaboration between the sensor supplier and the OEM or the Tier 1 supplier. As a result, OEMs and Tier 1 suppliers make significant investments in selecting, integrating and testing sensors as part of their product development. Switching to a different sensor results in considerable additional work, both in terms of sensor customization and extensive platform/product retesting. This results in high switching costs for automotive manufacturers once a sensor is designed-in, and we believe is one of the reasons that sensors are rarely changed during a platform lifecycle, which is typically five to seven years. Given the importance of reliability and the fact that the sensors have to be supported through the length of a product life, our experience has been that OEMs and Tier 1 suppliers tend to work with suppliers that have a long track record of quality and on-time delivery, and the scale and resources to meet their needs as the car platform evolves and grows. In addition, the automotive segment is one of the largest markets for sensors, giving participants with a presence in this end-market significant scale advantages over those participating only in smaller, more niche industrial and medical markets.

Commercial and Industrial Sensors

Commercial and industrial sensors employ similar technology to automotive sensors, but often require greater customization in terms of packaging and calibration. Commercial and industrial applications in which sensors are widely used include HVAC, engines (for example, generators), heavy vehicle off-road and general industrial products (for example, fire suppression products). We believe that sensor usage in industrial and commercial applications is driven by many of the same factors as in the automotive market—regulation of safety and emissions, market demand for greater energy efficiency and consumer demand for new features. In the United States, for example, the Environmental Protection Agency (“EPA”) has mandated the use of environmentally-friendly refrigerant in all new HVAC equipment by 2010.

Based on a report prepared by VDC Research Group, we estimate that revenue for the global commercial and industrial pressure sensor markets generated $1.5 billion in revenues in 2008 and is expected to grow at a compound annual rate of 5.9% from 2008 to 2013. In addition, we believe based on that report that growth in commercial and industrial sensors is driven by growth in the underlying end-markets, which generally track the level of GDP, and greater usage of sensors within individual applications.

Sensor Products

We offer the following sensor products:

Product Categories	Key Applications/Solutions	Key End-Markets
Pressure Sensors	Air-conditioning systems Transmission Engine oil Suspension Fuel rail Braking Marine engine Air compressors	Automotive Heavy Vehicle Off-Road Marine Industrials

Pressure Switches	Air-conditioning systems Power steering Transmission HVAC refrigerant	Automotive HVAC Industrial

Position Sensors	Transmission Steering	Automotive

Force Sensors	Airbag (Occupant Weight Sensing)	Automotive

The table below sets forth the amount of net revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008
Pressure Sensors	$687,047	$456,116	$553,722
Pressure Switches	98,350	71,946	96,928
Position Sensors	32,954	26,062	39,273
Force Sensors	71,977	57,151	87,654
Other	79,300	73,817	89,809

Total	$969,628	$685,092	$867,386

Controls Business

Overview

We are a leading provider of bimetal electromechanical controls, thermal and magnetic-hydraulic circuit breakers, power inverters and interconnection products. Our controls business accounted for approximately 37% of our net revenue for fiscal year 2010. We manufacture and market a broad portfolio of application-specific products, including motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electrical HVAC controls, power inverters and precision switches and thermostats. Our controls are sold into industrial, aerospace, military, commercial and residential end-markets. We derive most of our controls revenue from products that prevent damage from excess heat or current in a variety of applications within these end-markets, such as commercial and residential heating, air-conditioning and refrigeration and light industrial systems. We believe that we are one of the largest suppliers of controls in the majority of the key applications in which we compete.

Our controls business also benefits from strong agency relationships. For example, a number of electrical standards for motor control products, including portions of the Underwriters’ Laboratories Standards for Safety, have been written based on the performance and specifications of our controls products. We also have blanket approval from Underwriters’ Laboratories for many of our control products, so that customers can use Klixon® products in the United States interchangeably, but are required to receive certification from Underwriters’ Laboratories for their own products if they decide to incorporate competitive motor protection offerings.

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

Interconnection

Our interconnection products consist of semiconductor burn-in test sockets used by semiconductor manufacturers to verify packaged semiconductor reliability. The semiconductor industry experienced a decline throughout 2009 primarily due to high levels of inventory and rapidly changing technologies. However, beginning in 2010, we experienced an increase in demand for our Interconnection products and we believe, based on information from IC Insights, that the semiconductor market will grow at a compound annual rate of approximately 6% from 2010 to 2015.

Controls Products

We offer the following controls products:

Product Categories	Key Applications/Solutions	Key End-Markets
Bimetal Electromechanical Controls	Internal motor and compressor protectors External motor and compressor protectors Motor starters Thermostats Switches	HVAC Small/Large Appliances Lighting Industrial Motors Automotive Accessory Motors Commercial Aircraft Military Heavy Vehicle Off-Road Marine/Industrial

Thermal and Magnetic-Hydraulic Circuit Breakers	Circuit protection	Commercial Aircraft Data Communications Telecommunications Computer Servers Heavy Vehicle Off-Road Marine/Industrial HVAC Military

Power Inverters	DC/AC motors	Heavy Vehicle Off-Road

Interconnection	Semiconductor testing	Semiconductor Manufacturing

The table below sets forth the amount of revenue we generated from each of these product categories in each of the last three fiscal years.

Product Category	For the year ended December 31,
(Amounts in thousands)	2010	2009	2008
Bimetal Electromechanical Controls	$379,487	$298,476	$363,826
Thermal and Magnetic-Hydraulic Circuit Breakers	131,234	113,855	142,112
Power Inverters	19,985	14,341	20,641
Interconnection	39,485	23,180	28,398
Other	260	—	292

Total	$570,451	$449,852	$555,269

Technology, Product Development and Intellectual Property

We employ various core technology platforms across many different product families and applications in an effort to maximize the impact of our research, development and engineering investments, to increase economies of scale and to leverage our technology-specific expertise across multiple product platforms. The technologies inherent in our sensors and controls products include bimetal discs, ceramic capacitance, monosilicon strain gage and micro electromechanical systems.

Our global engineering team members work closely with our customers to develop customized highly engineered sensors, controls and other products to satisfy our customers’ needs. Our research, development and engineering investments enable us to consistently provide innovative, high-quality products with efficient manufacturing methods. Our research, development and engineering investments include research and development costs and the costs of all our engineering-related activities, including costs related to customer-specific customization of our products.

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

We operate a global network of business centers that allows us to develop new sensing technologies, improve existing technologies and customize our products to the particular needs of our customers. We coordinate our technology research, development and engineering efforts through Centers of Expertise that are designed to maintain a critical mass of intellectual capital in our core technologies and leverage that knowledge in our sensors and controls businesses.

We rely primarily on patents and trade secret laws, confidentiality procedures and licensing arrangements to protect our intellectual property rights. While we consider our patents to be valuable assets, we do not believe that our overall competitive position is dependent on patent protection or that our overall operations are dependent upon any single patent or group of related patents. Many of our patents protect specific functionality in our sensors and controls products and others consist of processes or techniques that result in reduced manufacturing costs. Our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents. We acquired ownership and license rights to a portfolio of patents and patent applications, as well as certain registered trademarks and service marks for discrete product offerings, from Texas Instruments in the 2006 Acquisition. We have also acquired intellectual property in the acquisitions of First Technology Automotive, Airpax and most recently Automotive on Board. We have continued to have issued to us, and to file for, additional U.S. and non-U.S. patents since the 2006 Acquisition. As of December 31, 2010, we had approximately 174 U.S. and 163 non-U.S. patents and approximately 14 U.S. and 162 non-U.S. pending patent applications. We do not know whether any of our pending patent applications will result in the issuance of patents or whether the examination process will require us to narrow our claims.

The table below sets forth the number of our current U.S. patents that are scheduled to expire in the referenced periods.

During the years ending December 31,	Number of Patents
2011 – 2015	36
2016 – 2020	61
2021 – 2025	55
2026 – 2029	22

The 36 U.S. patents that will expire between 2011 and 2015 include patents involving pressure sensors, motor controls, semiconductor burn-in-test sockets, thermostats, transmission position switches, temperature sensors, thermal circuit breakers, magnetic-hydraulic circuit breakers and power inverters. Since our core technology platforms, and most of our products, are mature, and our patents generally relate to improvements on earlier filed Sensata, acquired or competitor patents, we do not expect that the expiration of these patents will limit our ability to manufacture and sell such products or otherwise have a material adverse effect on our competitive position.

We utilize licensing arrangements with respect to some technology that we use in our sensor products and to a lesser extent, our control products. We entered into a perpetual, royalty-free cross-license agreement with our former owner, Texas Instruments, in connection with the 2006 Acquisition that permits each party to use specified technology owned by the other party in its business. No license may be terminated under the agreement, even in the event of a material breach. We also have a material licensing arrangement with Measurement Specialties that enables us to manufacture the sensing elements used in our monosilicon strain gage pressure sensors. The initial term of this license ran until July 1, 2008 and has been subsequently renewed annually. We anticipate that it will continue to be renewed each year or other acceptable arrangements will be available to us with respect to this technology. This license can be terminated by either party in the event of an uncured material breach. This sensing element is a component used in both our monosilicon strain gage pressure sensors and our occupancy weight-sensing force sensors, which accounted for $287.0 million in net revenue for the year ended December 31, 2010. We purchase these sensing elements from Measurement Specialties and also manufacture them internally as a second source of supply pursuant to the license.

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

Our sales team works closely with our dedicated research, development and engineering teams to identify products and solutions for both existing and potential customers. Our sales and marketing function within our business is organized into regions—America, Asia Pacific and Europe—but also organizes globally across all geographies according to market segments, so as to facilitate knowledge sharing and coordinate activities involving our larger customers through global account managers. Our sales and marketing professionals also focus on “early entry” into new applications rather than the displacement of existing suppliers in mature applications, due to the high switching costs that typically are required in the markets we serve. In addition, in our controls business, we seek to capitalize on what we believe is our existing reputation for quality and reliability, together with recognition of our Sensata, Klixon®, Airpax® and Dimensions brands, in order to deepen our relationships with existing customers and develop new customers across all end-markets.

Customers

Our customer base in the sensors business includes a wide range of OEMs and Tier 1 suppliers in the automotive, industrial and commercial end-markets. Our customers in the controls business include a wide range of industrial and commercial manufacturers and suppliers across multiple end-markets, primarily OEMs in the climate control, appliance, semiconductor, datacomm, telecommunications and aerospace industries, as well as Tier 1 motor and compressor suppliers. In geographic and product markets where we lack an established base of customers we rely on third-party distributors to sell our sensors and controls products. We have had relationships with our top ten customers for an average of 24 years.

The following table presents the top ten customers by net revenue for fiscal year 2010 for each of the sensors and controls businesses, set forth in alphabetical order:

Sensors	Controls
Caterpillar Chrysler Group Continental Ford Motor Company General Motors Honda Motor Company Peugeot Citroen Renault/Nissan TRW Automotive Volkswagen	A.O. Smith Emerson Electric Flame Enterprises Giatek Corporation LG Group Peerless Electronics Regal Beloit Robert Bosch GmbH Samsung Whirlpool

The following table presents a summary of the percentage of net revenue by selected geographic regions for the last three fiscal years.

	Percentage of Revenue by Geographic Regions
	For the year ended December 31,
	2010	2009	2008
Geographic Region
Americas	42%	45%	47%
Asia Pacific	33	28	28
Europe	25	27	25

Total	100%	100%	100%

Competition

Within each of the principal product categories in our sensors business, we compete with a variety of independent suppliers and with the in-house operations of Tier 1 systems suppliers. We believe that the key competitive factors in this market are product quality and reliability, technical expertise and development capability, breadth of product offerings, product service and price. Our principal competitors in the market for automotive sensors are Robert Bosch GmbH and Denso Corporation, which are in-house, or captive, providers, and Nagano Keiki Co., Ltd. and Schneider Electric, which are independent. Our principal competitors in the market for commercial and industrial sensors include Saginomiya Seisakusho, Inc. and Schneider Electric.

Within each of the principal product categories in our controls business, we compete with divisions of large multi-national industrial corporations and fragmented companies, which compete primarily in specific end-markets or applications. We believe that the key competitive factors in this market are product quality and reliability, although manufacturers in certain markets also compete based on price. Physical proximity to the facilities of the OEM/Tier 1 manufacturer customer has, in our experience, also increasingly become a basis for competition. We have additionally found, in our experience, that certain of the product categories have specific competitive factors. For example, in the thermal circuit breakers, thermostats and switches markets, strength of technology, quality and the ability to provide custom solutions are particularly important. In the hydraulic-magnetic circuit breaker markets, as another example, we have encountered heightened competition on price and a greater emphasis on agency approvals, including approvals by Underwriters’ Laboratories, a U.S.-based organization that issues safety standards for many electrical products used in the United States, and similar organizations outside of the United States, such as Verband der Elektrotechnik, Elektronik und Informationstechnik and TÜV Rheinland in Europe, China Compulsory Certification in China and Canadian Standards Association in Canada.

Our primary competitors in the basic alternating current motor protection market include Asian manufacturers Jiangsu Chengsheng Electric Appliance Company Ltd., ChwenDer Thermostat & Company Ltd., Wanbao Refrigeration Group Guangzhou Appliances Company Ltd., Hangzhou Star Shuaier Electric Appliance Co., Ltd., Ubukata Industries Co., Ltd. and Foshan TongBao Corporation Limited. Our competitors in the thermal circuit breaker, thermostat and switches markets include Cutler Hammer and Crouzet, divisions of Eaton Corporation and Schneider Electric, respectively, in aircraft circuit breakers; Honeywell International Inc. in aircraft switches and thermostats; and Cooper Bussman, a division of Cooper Electric, in heavy and off-road thermal circuit breakers. Our competitors in magnetic-hydraulic circuit breaker markets include Carling Technologies, Circuit Breaker Industries, the Heinemann brand of Eaton Corporation and a growing number of smaller competitors primarily in Asia.

Employees

As of December 31, 2010, we had approximately 10,500 employees, approximately 9% of whom are located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. We also utilize contract workers in multiple locations in order to cost-effectively manage variations in manufacturing volume. As of December 31, 2010, we had approximately 1,300 contract workers on a worldwide basis. We believe that our relations with our employees are good.

Environmental Matters and Governmental Regulation

Our operations and facilities are subject to U.S. and non-U.S. laws and regulations governing the protection of the environment and our employees, including those governing air emissions, water discharges, the management and disposal of hazardous substances and wastes, and the cleanup of contaminated sites. We could incur substantial costs, including cleanup costs, fines or civil or criminal sanctions, or third party property damage or personal injury claims, in the event of violations or liabilities under these laws and regulations, or non-compliance with the environmental permits required at our facilities. Potentially significant expenditures could be required in order to comply with environmental laws that may be adopted or imposed in the future. We are, however, not aware of any threatened or pending material environmental investigations, lawsuits or claims involving us or our operations other than as set forth below. As of December 31, 2010, compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect on our capital expenditures, earnings and competitive position. We have not budgeted any material capital expenditures for environmental control facilities during 2011.

In 2001, Texas Instruments Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. Texas Instruments Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to Texas Instruments Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by Texas Instruments. Texas Instruments is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with Texas Instruments in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2010.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of one of our U.S. operating subsidiaries acquired through our acquisition of the First Technology Automotive business, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an environmental agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

Our products are governed by material content restrictions and reporting requirements, examples of which include the European Union regulations such as REACH, RoHS, ELV, etc., and similar regulations in other countries. Numerous customers, across all business sectors, are requiring us to provide declarations of compliance or, in some cases, full material content disclosure as a requirement of doing business with them.

We are subject to compliance with laws and regulations controlling the export of goods and services. Certain of our products are subject to International Traffic in Arms Regulation (“ITAR”). These products represent an immaterial portion of our net revenue and we have not exported an ITAR-controlled product. However, if in the future we decided to export ITAR-controlled products, such transactions would require an individual validated license from the U.S. State Department’s Directorate of Defense Trade Controls. The State Department makes licensing decisions based on type of product, destination of end use, end user and national security and foreign policy. The length of time involved in the licensing process varies, but is currently less than three weeks. The license processing time could result in delays in the shipping of products. These laws and regulations are subject to change, and any such change may require us to change technology or incur expenditures to comply with such laws and regulations.

ITEM 1A.	RISK FACTORS

Continued fundamental changes in the industries in which we operate have had and could continue to have adverse effects on our businesses.

Our products are sold to automobile manufacturers and manufacturers of commercial and residential HVAC systems, as well as to manufacturers in the refrigeration, lighting, aerospace, telecommunications, power supply and generation and industrial markets, among others. These are global industries, and they are experiencing various degrees of growth and consolidation. Customers in these industries are located in every major geographic market. As a result, our customers are affected by changes in global and regional economic conditions, as well as by labor relations issues, regulatory requirements, trade agreements and other factors. These factors, in turn, affect overall demand and prices for our products sold to these industries. Changes in the industries in which we operate may be more detrimental to us in comparison to our competitors due to our significant levels of debt. In addition, many of our products are platform-specific—for example, sensors are designed for certain of our HVAC manufacturer customers according to specifications to fit a particular model. Our success may, to a certain degree, be connected with the success or failure of one or more of the industries to which we sell products, either in general or with respect to one or more of the platforms or systems for which our products are designed.

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

Conditions in the automotive industry have had, and may have in the future, adverse effects on our results of operations.

Much of our business depends on and is directly affected by the global automobile industry. Sales to customers in the automotive industry accounted for approximately 55% of our total net revenue for fiscal year 2010. Automakers and their suppliers globally continue to experience significant difficulties from a weakened economy and tightened credit markets. Globally, many automakers and their suppliers are still recovering from financial distress experienced in recent years. Adverse developments like those we have seen in recent years in the automotive industry, including but not limited to declines in demand, customer bankruptcies and increased demands on us for pricing decreases, would have adverse effects on our results of operations and could impact our liquidity position and our ability to meet restrictive debt covenants. In addition, these same conditions could adversely impact certain of our vendors’ financial solvency, resulting in potential liabilities or additional costs to us to ensure uninterrupted supply to our customers.

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

If we fail to maintain our existing relationships with our customers, our exposure to industry and customer-specific demand fluctuations could increase and our revenue may decline as a result.

Our customers consist of a diverse base of OEMs across the automotive, HVAC, appliance, industrial, aerospace, defense and other end-markets in various geographic locations throughout the world. In the event that we fail to maintain our relationships with our existing customers and such failure increases our dependence on particular markets or customers, then our revenue would be exposed to greater industry and customer-specific demand fluctuations, and could decline as a result.

We are subject to risks associated with our non-U.S. operations, which could adversely impact the reported results of operations from our international businesses.

Our subsidiaries outside of the Americas generated approximately 58% of our net revenue for fiscal year 2010, and we expect sales from non-U.S. markets to continue to represent a significant portion of our total sales. International sales and operations are subject to changes in local government regulations and policies, including those related to tariffs and trade barriers, investments, taxation, exchange controls and repatriation of earnings.

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

There are other risks that are inherent in our non-U.S. operations, including the potential for changes in socio-economic conditions and/or monetary and fiscal policies, intellectual property protection difficulties and disputes, the settlement of legal disputes through certain foreign legal systems, the collection of receivables, exposure to possible expropriation or other government actions, unsettled political conditions and possible terrorist attacks against American interests. These and other factors may have a material adverse effect on our non-U.S. operations and, therefore, on our business and results of operations.

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

As part of our ongoing cost containment program designed to align our operations with economic conditions, we have had to make, and may have to make again in the future, adjustments to both the scope and breadth of our overall research and development (“R&D”) program. Such actions may result in choices that could adversely affect our ability to either take advantage of emerging trends or to develop new technologies or make sufficient advancements to existing technologies.

We may not be able to timely and efficiently increase our production capacity in order to meet future growth in the demand for our products.

A substantial increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. While we believe that suitable additional or substitute facilities will be available as required, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially. We are currently expanding our manufacturing capacity in our Baoying and Changzhou facilities to mitigate this risk.

We may not be able to protect our intellectual property, including our proprietary technology and the Sensata, Klixon®, Airpax® and Dimensions brands.

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

In addition to patent and trademark protection, we also protect trade secrets, know-how and other proprietary information, as well as brand names such as the Sensata, Klixon®, Airpax® and Dimensions brands under which we market many of the products sold in our controls business, against unauthorized use by others or disclosure by persons who have access to them, such as our employees, through contractual arrangements. These arrangements may not provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use, misappropriation or disclosure of such trade secrets, know-how or other proprietary information. Disputes may arise concerning the ownership of intellectual property or the applicability of confidentiality agreements, and we cannot be sure that our trade secrets and proprietary technology will not otherwise become known or that our competitors will not independently develop our trade secrets and proprietary technology. If we are unable to maintain the proprietary nature of our technologies, our sales could be materially adversely affected.

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

We use a broad range of manufactured components and raw materials in the manufacture of our products, including silver, gold, nickel, aluminum and copper, which may experience significant volatility in their prices. We generally purchase raw materials at spot prices. We first entered into hedge arrangements in 2007 and may continue to do so from time to time in the future. Such hedges might not be economically successful. In addition, these hedges do not qualify as accounting hedges in accordance with U.S. generally accepted accounting principles (“GAAP”). Accordingly, the change in fair value of these hedges is recognized in earnings immediately, which could cause volatility in our results of operations from quarter to quarter. The availability and price of raw materials and manufactured components may be subject to change due to, among other things, new laws or regulations, global economic or political events including strikes, terrorist actions and war, suppliers’ allocations to other purchasers, interruptions in production by suppliers, changes in exchange rates and prevailing price levels. It is generally difficult to pass increased prices for manufactured components and raw materials through to our customers in the form of price increases. Therefore, a significant increase in the price of these items could materially increase our operating costs and materially and adversely affect our profit margins.

We may incur material losses and costs as a result of product liability, warranty and recall claims that may be brought against us.

We have been and may continue to be exposed to product liability and warranty claims in the event that our products actually or allegedly fail to perform as expected or the use of our products results, or is alleged to result, in death, bodily injury and/or property damage. Accordingly, we could experience material warranty or product liability losses in the future and incur significant costs to defend these claims. In addition, if any of our products are, or are alleged to be, defective, we may be required to participate in a recall of the underlying end product, particularly if the defect or the alleged defect relates to product safety. Depending on the terms under which we supply products, an OEM may hold us responsible for some or all of the repair or replacement costs of these products under warranties, when the product supplied did not perform as represented. In addition, a product recall could generate substantial negative publicity about our business and interfere with our manufacturing plans and product delivery obligations as we seek to repair affected products. Our costs associated with product liability, warranty and recall claims could be material.

We may not be successful in recovering damages, including those associated with product liability, warranty and recall claims, from Texas Instruments under the terms of the Acquisition Agreement.

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

As of December 31, 2010, we had $1,889.7 million of outstanding indebtedness, including $1,412.0 million of indebtedness under our multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P. as joint lead arrangers (the “Senior Secured Credit Facility”) (excluding availability under our revolving credit facility and outstanding letters of credit); $436.2 million of outstanding 8% senior notes issued under an indenture dated as of April 27, 2006 (the “Senior Notes”) and 9% and 11.25% senior subordinated notes issued under an indenture dated as of April 27, 2006 (the “Senior Subordinated Notes”); and $41.5 million of capital lease and other financing obligations. We may incur additional indebtedness in the future. Our substantial indebtedness could have important consequences. For example, it could:

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

•

require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness if we do not maintain specified financial ratios or are not able to refinance our indebtedness as it comes due, thereby reducing the availability of our cash flow for other purposes.

In addition, our Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes permit us to incur substantial additional indebtedness in the future. As of December 31, 2010, we had $143.1 million available to us for additional borrowing under the $150.0 million revolving credit facility portion of the Senior Secured Credit Facility. If we increase our indebtedness by borrowing under the revolving credit facility or incur other new indebtedness, the risks described above would increase.

Labor disruptions or increased labor costs could adversely affect our business.

As of December 31, 2010, we had approximately 10,500 employees, of whom approximately 9% were located in the United States, none of which were covered by collective bargaining agreements. In various countries, local law requires our participation in works councils. A material labor disruption or work stoppage at one or more of our manufacturing facilities could have a material adverse effect on our business. In addition, work stoppages occur relatively frequently in the industries in which many of our customers operate, such as the automotive industry. If one or more of our larger customers were to experience a material work stoppage, that customer may halt or limit the purchase of our products. This could cause us to shut down production facilities relating to those products, which could have a material adverse effect on our business, results of operations and financial condition.

The loss of one or more of our suppliers of finished goods or raw materials may interrupt our supplies and materially harm our business.

We purchase raw materials and components from a wide range of suppliers. For certain raw materials or components, however, we are dependent on sole source suppliers. We generally obtain these raw materials and components through individual purchase orders executed on an as needed basis rather than pursuant to long-term supply agreements. Our ability to meet our customers’ needs depends on our ability to maintain an uninterrupted supply of raw materials and finished products from our third-party suppliers and manufacturers. Our business, financial condition or results of operations could be adversely affected if any of our principal third-party suppliers or manufacturers experience production problems, lack of capacity or transportation disruptions or otherwise determine to cease producing such raw materials or components. The magnitude of this risk depends upon the timing of the changes, the materials or products that the third-party manufacturers provide and the volume of the production. We may not be able to make arrangements for transition supply and qualifying replacement suppliers in both a cost-effective and timely manner. Refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Off-Balance Sheet Arrangements,” for additional information.

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

In addition, approximately 96% of our products are manufactured at facilities located outside the United States. Serving a global customer base requires that we place more production in emerging markets, such as China, Mexico and Malaysia, to capitalize on market opportunities and maintain our low-cost position. Our international production facilities and operations could be particularly vulnerable to the effects of a natural disaster, labor strike, war, political unrest, terrorist activity or public health concerns, especially in emerging countries that are not well-equipped to handle such occurrences. Our manufacturing facilities abroad may also be more susceptible to changes in laws and policies in host countries and economic and political upheaval than our domestic facilities. If any of these or other events were to result in a material disruption of our manufacturing operations, our ability to meet our production capacity targets and satisfy customer requirements may be impaired.

We may not realize all of the revenue or achieve anticipated gross margins from products subject to existing purchase orders or for which we are currently engaged in development.

Our ability to generate revenue from products subject to customer awards is subject to a number of important risks and uncertainties, many of which are beyond our control, including the number of products our customers will actually produce as well as the timing of such production. Many of our customer contracts provide for supplying a certain share of the customer’s requirements for a particular application or platform, rather than for manufacturing a specific quantity of products. In some cases we have no remedy if a customer chooses to purchase less than we expect. In cases where customers do make minimum volume commitments to us, our remedy for their failure to meet those minimum volumes is limited to increased pricing on those products the customer does purchase from us or renegotiating other contract terms. There is no assurance that such price increases or new terms will offset a shortfall in expected revenue. In addition, some of our customers may have the right to discontinue a program or replace us with another supplier under certain circumstances. As a result, products for which we are currently incurring development expenses may not be manufactured by customers at all, or may be manufactured in smaller amounts than currently anticipated. Therefore, our anticipated future revenue from products relating to existing customer awards or product development relationships may not result in firm orders from customers for the originally contracted amount. We also incur capital expenditures and other costs, and price our products, based on estimated production volumes. If actual production volumes were significantly lower than estimated, our anticipated revenue and gross margin from those new products would be adversely affected. We cannot predict the ultimate demand for our customers’ products, nor can we predict the extent to which we would be able to pass through unanticipated per-unit cost increases to our customers.

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

We must comply with the United States Export Administration Regulations, ITAR and the sanctions, regulations and embargoes administered by the Office of Foreign Assets Control. Certain of our products that have military applications are on the munitions list of the ITAR and require an individual validated license in order to be exported to certain jurisdictions. Any changes in export regulations may further restrict the export of our products, and we may cease to be able to procure export licenses for our products under existing regulations. The length of time required by the licensing process can vary, potentially delaying the shipment of products and the recognition of the corresponding revenue. Any restriction on the export of a significant product line or a significant amount of our products could cause a significant reduction in revenue.

We may be adversely affected by environmental, safety and governmental regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in complete compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. We have made and may be required in the future to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and settle these claims will not be material.

Changes in existing environmental and/or safety laws, regulations and programs could reduce demand for environmental and safety-related products, which could cause our revenue to decline.

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

We could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws.

The U.S. Foreign Corrupt Practices Act (“FCPA”) and similar worldwide anti-bribery laws generally prohibit companies and their intermediaries from making improper payments to non-U.S. government officials for the purpose of obtaining or retaining business. Our policies mandate compliance with these laws. Many of the countries in which we operate have experienced governmental corruption to some degree and, in certain circumstances, strict compliance with anti-bribery laws may conflict with local customs and practices. Despite our compliance program, we cannot assure you that our internal control policies and procedures always will protect us from reckless or negligent acts committed by our employees or agents. Violations of these laws, or allegations of such violations, may have a negative effect on our results of operations, financial condition and reputation.

During the second half of 2010, we conducted an internal investigation under the direction of the audit committee of our board of directors to determine whether any laws, including the FCPA, may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved are immaterial. We discontinued the specific business relationship and did not identify any other suspect transactions in our investigation. We contacted the United States Department of Justice and the Securities and Exchange Commission to begin the process of making a voluntary disclosure of the possible violations, investigation, and initial findings. We will continue to cooperate fully with their review; however, the outcome of such review is unknown. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed in connection with our voluntary disclosure of possible FCPA violations. Any such penalties or sanctions may have a negative effect on our results of operations, financial condition and reputation.

Integration of acquired companies and any future acquisitions and joint ventures or dispositions may require significant resources and/or result in significant unanticipated losses, costs or liabilities.

We have grown, and in the future we intend to continue to grow, by making acquisitions or entering into joint ventures or similar arrangements. On January 28, 2011, we closed on the acquisition of the Automotive on Board business, which we will refer to as MSP. The Automotive on Board business was expected to generate approximately $130 million of revenue in 2010; however, there can be no assurance that MSP will perform as expected in the future. Any future acquisitions will depend on our ability to identify suitable acquisition candidates, to negotiate acceptable terms for their acquisition and to finance those acquisitions. We will also face competition for suitable acquisition candidates that may increase our costs. In addition, acquisitions or investments require significant managerial attention, which may be diverted from our other operations. Furthermore, acquisitions of businesses or facilities, including MSP and those which may occur in the future, entail a number of additional risks, including:

•	problems with effective integration of operations;

•	the inability to maintain key pre-acquisition customer, supplier and employee relationships;

•	increased operating costs; and

•	exposure to unanticipated liabilities.

Subject to the terms of our indebtedness, we may finance future acquisitions with cash from operations, additional indebtedness and/or by issuing additional equity securities. In addition, we could face financial risks associated with incurring additional indebtedness such as reducing our liquidity, obtaining access to financing markets and increasing the amount of debt service. If conditions in the credit markets remain tight, the availability of debt to finance future acquisitions will be restricted and our ability to make future acquisitions will be limited.

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

There can be no assurance that we will realize all of the anticipated operating synergies and cost savings from our acquisitions. We anticipate that we will achieve synergies from MSP over 18 to 24 months following the closing. However, there can be no assurance that any of the anticipated synergies will be achieved or that they will be achieved in our estimated time frame. We may not be able to successfully integrate and streamline overlapping functions from this transaction or future acquisitions, and integration may be more costly to accomplish than we expect. In addition, we could encounter difficulties in managing our combined company due to its increased size and scope.

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

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans. As of December 31, 2010, we had recognized a net accrued benefit liability of approximately $43.7 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans.

We have previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of our plans and affect the level and timing of required contributions in 2011 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce our profitability. We fund certain of our benefit obligations on a pay-as-you-go basis; accordingly, the related plans have no assets. As a result, we are subject to increased cash outlays and costs due to, among other factors, rising healthcare costs. Increases in the expected cost of health care beyond current assumptions could increase actuarially determined liabilities and related expenses along with future cash outlays. Our assumptions used to calculate pension and healthcare obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While our management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect our pension and healthcare obligations and future expense.

We have recorded a significant amount of goodwill and other identifiable intangible assets, and we may be required to recognize goodwill or intangible asset impairments which would reduce our earnings.

We have recorded a significant amount of goodwill and other identifiable intangible assets, including tradenames. Goodwill and other net identifiable intangible assets totaled approximately $2.3 billion as of December 31, 2010, or 69% of our total assets. Goodwill, which represents the excess of cost over the fair value of the net assets of the businesses acquired, was approximately $1.5 billion as of December 31, 2010, or 47% of our total assets. Goodwill and other net identifiable intangible assets were recorded at fair value on the respective dates of acquisition. Impairment of goodwill and other identifiable intangible assets may result from, among other things, deterioration in our performance, adverse market conditions, adverse changes in laws or regulations, unexpected significant or planned changes in use of assets and a variety of other factors. The amount of any quantified impairment must be expensed immediately as a charge that is included in operating income which may impact our ability to raise capital. During fiscal years 2009 and 2008, we recorded impairment charges on goodwill and other intangible assets associated with our Interconnection reporting unit totaling $19.9 million and $13.2 million, respectively. No impairment charges were required during fiscal year 2010. Should certain assumptions used in the development of the fair value of our reporting units change, we may be required to recognize additional goodwill or other intangible asset impairment.

Our business may not generate sufficient cash flow from operations, or future borrowings under our Senior Secured Credit Facility or from other sources may not be available to us in an amount sufficient to enable us to repay our indebtedness, including our existing Senior Notes and Senior Subordinated Notes, or to fund our other liquidity needs, including capital expenditure requirements.

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

The Senior Secured Credit Facility requires us to maintain specified financial ratios, including a maximum ratio of total indebtedness to Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization and certain other adjustments as defined in the Senior Secured Credit Facility), a minimum ratio of Adjusted EBITDA to interest expense, and maximum capital expenditures. In addition, the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes require us to comply with various operational and other covenants. For purposes of the Senior Secured Credit Facility, Adjusted EBITDA is calculated using various add-backs to EBITDA. During the fourth quarter of fiscal year 2010, the leverage and coverage ratios tightened from levels in 2009 to a maximum leverage ratio covenant of 7.00 to 1 and a minimum interest coverage ratio covenant of 1.60 to 1. These ratios will remain at these amounts for the remaining term of the Senior Secured Credit Facility.

Based on December 31, 2010 indebtedness (as defined in the Senior Secured Credit Facility) of $1,503.6 million, STBV’s minimum “last twelve months” Adjusted EBITDA to maintain compliance with the maximum leverage ratio covenant is $214.8 million. Based on December 31, 2010 last twelve months interest expense (as defined in the Senior Secured Credit Facility) of $96.0 million, STBV’s minimum last twelve months Adjusted EBITDA to maintain compliance with the minimum interest coverage ratio requirement is $153.6 million. STBV’s last twelve months Adjusted EBITDA as of December 31, 2010 was $462.2 million.

Sufficiently adverse financial performance, including the failure to achieve our financial forecasts, could result in default. Additionally, creditors may challenge the nature of our add-backs to EBITDA, possibly increasing the risk of default. If there were an event of default under any of our debt instruments that was not cured or waived, the holders of the defaulted debt could cause all amounts outstanding with respect to the debt to become due and payable immediately, which in turn would result in cross defaults under our other debt instruments. Our assets and cash flow may not be sufficient to fully repay borrowings if accelerated upon an event of default.

If, when required, we are unable to repay, refinance or restructure our indebtedness under, or amend the covenants contained in, our credit agreement, or if a default otherwise occurs, the lenders under the Senior Secured Credit Facility could elect to terminate their commitments thereunder, cease making further loans, declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable, institute foreclosure proceedings against those assets that secure the borrowings under the Senior Secured Credit Facility and prevent us from making payments on the Senior Notes and Senior Subordinated Notes. Any such actions could force us into bankruptcy or liquidation, and we might not be able to repay our obligations in such an event.

In the future, we may not secure financing necessary to operate and grow our business or to exploit opportunities.

Our future liquidity and capital requirements will depend upon numerous factors, some of which are outside our control, including the future development of the markets in which we participate. We may need to raise additional funds to support expansion, develop new or enhanced products, respond to competitive pressures, acquire complementary businesses or technologies or take advantage of unanticipated opportunities. If our capital resources are not sufficient to satisfy our liquidity needs, we may seek to sell additional debt or equity securities or obtain other debt financing. The incurrence of debt would result in increased expenses and could include covenants that would further restrict our operations. If the credit markets remain tight, we may not be able to obtain additional financing, if required, in amounts or on terms acceptable to us, or at all.

We have reported significant net losses for fiscal 2007, 2008, and 2009 and may not sustain recently achieved profitability in the foreseeable future.

We incurred a significant amount of indebtedness in connection with the 2006 Acquisition and the subsequent acquisitions of First Technology Automotive and Airpax and, as a result, our interest expense has been substantial for periods following the 2006 Acquisition. Due, in part, to this significant interest expense and the amortization of intangible assets also related to these acquisitions, we have reported net losses of $27.0 million, $134.5 million and $252.5 million, for fiscal years 2009, 2008 and 2007, respectively. For fiscal year 2010, we reported net income of $131.4 million. We repaid approximately $321.7 million in principal of our indebtedness in March and April 2010 with proceeds from Sensata Technologies Holding’s initial public offering

(“IPO”). However, we continue to have a significant amount of indebtedness. Due to the significant interest expense associated with the remaining indebtedness and the continued amortization of intangible assets, we cannot assure you that we will sustain recently achieved profitability in the foreseeable future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We occupy 10 principal manufacturing facilities and business centers totaling approximately 2,291,000 square feet, with the majority devoted to research, development and engineering, manufacturing and assembly. Of our principal facilities, approximately 1,436,000 square feet are owned and approximately 855,000 square feet are occupied under leases. We consider our manufacturing facilities sufficient to meet our current operational requirements. We lease approximately 433,000 square feet for our U.S. headquarters in Attleboro, Massachusetts. The table below lists the location of our principal executive and operating facilities. Substantially all of our owned properties and equipment are subject to a lien under the Senior Secured Credit Facility. Refer to Note 7 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on the Senior Secured Credit Facility.

Location	Operating Segment	Owned or Leased	Approximate Square Footage
Attleboro, Massachusetts	Sensors and Controls	Leased	433,000
Aguascalientes, Mexico	Sensors and Controls	Owned	444,000
Almelo, Netherlands	Sensors and Controls	Owned	188,000
Oyama, Japan	Sensors and Controls	Owned	74,000
Jincheon, South Korea	Controls	Owned	133,000
Baoying, China	Controls	Owned	440,000
Changzhou, China	Sensors and Controls	Leased	252,000
Subang Jaya, Malaysia	Sensors	Leased	108,000
Haina, Dominican Republic	Sensors and Controls	Leased	62,000
Cambridge, Maryland	Controls	Owned	157,000

Leases covering our currently occupied leased facilities expire at varying dates, generally within the next ten years. We anticipate no difficulty in retaining occupancy through lease renewals, month-to-month occupancy or replacing the leased facilities with equivalent facilities. An increase in demand for our products may require us to expand our production capacity, which could require us to identify and acquire or lease additional manufacturing facilities. We believe that suitable additional or substitute facilities will be available as required, however, if we are unable to acquire, integrate and move into production the facilities, equipment and personnel necessary to meet such increase in demand, our customer relationships, results of operations and financial performance may suffer materially. We are currently expanding our manufacturing capacity in our Baoying and Changzhou facilities to mitigate this risk.

ITEM 3.	LEGAL PROCEEDINGS

We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. From time to time, we are also involved in disagreement with vendors and customers. We believe that the ultimate resolution of the current litigation matters that are pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. Information on other legal proceedings is included in Note 13 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Whirlpool Recall Litigation: We are involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana, Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool, in conjunction with the Consumer Product Safety Commission, announced voluntary recalls of approximately 1.8 million refrigerators.

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, Sensata Technologies, Inc. (“STI”). The lawsuit was filed in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. The complaint asserts, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification and deceptive trade practices. It seeks an unspecified amount of compensatory and exemplary damages. While unspecified, we believe that Whirlpool is claiming amounts in excess of $100 million. We, along with TI, have answered the complaint and denied liability.

We, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” We assert, among other things, that Embraco was responsible for testing the compatibility of the control product with its compressors, and that we have become exposed to litigation because of Embraco’s actions and inactions. We believe that Embraco is now a wholly-owned subsidiary of Whirlpool SA.

Discovery on all claims and cross-claims is ongoing, and the court has reserved time in October 2011 for a possible trial.

In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both parties. Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of December 31, 2010, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, in which case TI will reimburse us for amounts incurred in excess of the $30.0 million threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs and/or damages from the Whirlpool litigation and other claims and litigation matters subject to the indemnification will ultimately exceed $30.0 million.

We are also involved in a related, but separate proceeding with TI’s insurer, American Alternative Insurance (“American Alternative”). On June 3, 2009, TI filed a lawsuit against American Alternative seeking reimbursement for our defense costs in the Whirlpool litigation and certain other third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claims against STI alleging that STI assumed liability for the Whirlpool matters under the Acquisition Agreement. On that basis, American Alternative has asserted that STI owes them any amounts that they may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. During the second quarter of 2010, TI informed us that they have reached a settlement with American Alternative in this matter. As of December 31, 2010, we have not recorded a reserve for this matter.

The Internal Revenue Code requires that companies disclose in their Form 10-K whether they have been required to pay penalties to the Internal Revenue Service (“IRS”) for certain transactions that have been identified by the IRS as abusive or that have a significant tax avoidance purpose. We have not been required to pay any such penalties.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is no public trading market for our common stock.

Stockholders

There was one owner of record of our common stock as of January 28, 2011.

Dividends

We do not anticipate declaring any dividends in the foreseeable future. The payment of cash dividends in the future, if any, will be at the discretion of our board of directors and will depend upon such factors as earnings levels, capital requirements, contractual restrictions, our overall financial condition and any other factors deemed relevant by our board of directors. In addition, we are limited in our ability to pay dividends or otherwise make distributions to our Parent. Under Dutch law, we may only pay dividends out of profits as shown in our adopted annual accounts prepared in accordance with IFRS. Refer to Note 7 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, for additional information on our dividend restrictions.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected consolidated statement of operations and other financial data for the years ended December 31, 2010, 2009, and 2008 and the selected consolidated balance sheet data as of December 31, 2010 and 2009 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We have derived the selected consolidated statement of operations and other financial data for the year ended December 31, 2007, the period from April 27, 2006 (inception) to December 31, 2006, the selected combined statement of operations and other financial data for the period from January 1, 2006 to April 26, 2006, and the consolidated balance sheet data as of December 31, 2008, 2007 and 2006 from audited consolidated and combined financial statements not included in this Annual Report on Form 10-K.

The information included in this five-year financial summary has been reclassified to conform to current period presentation.

You should read the following information in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results to be expected in any future period.

	Sensata Technologies B.V. (consolidated)					Predecessor (combined)
	For the year ended December 31,				For the period April 27 (inception) to December 31, 2006	For the period January 1 to April 26, 2006
(Amounts in thousands)	2010	2009	2008	2007
Statement of Operations Data:
Net revenue	$1,540,079	$1,134,944	$1,422,655	$1,403,254	$798,507	$375,600
Operating costs and expenses:
Cost of revenue	948,070	742,080	951,763	944,765	536,485	253,028
Research and development	24,664	16,796	38,256	33,891	19,742	8,635
Selling, general and administrative(a)	192,909	126,282	166,565	166,052	94,749	38,674
Amortization of intangible assets and capitalized software	144,514	153,081	148,762	131,064	82,740	1,078
Impairment of goodwill and intangible assets	—	19,867	13,173	—	—	—
Restructuring	(138)	18,086	24,124	5,166	—	2,456

Total operating costs and expenses	1,310,019	1,076,192	1,342,643	1,280,938	733,716	303,871

Profit from operations	230,060	58,752	80,012	122,316	64,791	71,729
Interest expense	(106,400)	(150,589)	(197,840)	(191,161)	(165,160)	(511)
Interest income	863	573	1,503	2,574	1,567	—
Currency translation gain/(loss) and other, net(b)	45,166	107,717	55,455	(105,474)	(63,633)	115

Income/(loss) from continuing operations before income taxes	169,689	16,453	(60,870)	(171,745)	(162,435)	71,333
Provision for income taxes	38,304	43,047	53,531	62,504	48,560	25,796

Income/(loss) from continuing operations	131,385	(26,594)	(114,401)	(234,249)	(210,995)	45,537
Loss from discontinued operations	—	(395)	(20,082)	(18,260)	(1,309)	(167)

Net income/(loss)	$131,385	$(26,989)	$(134,483)	$(252,509)	$(212,304)	$45,370

Other Financial Data:
Net cash provided by/(used in):
Operating activities	$300,658	$187,791	$47,821	$155,278	$129,906	$40,599
Investing activities	(52,548)	(15,077)	(38,713)	(355,710)	(3,142,543)	(16,705)
Financing activities	(10,081)	(102,304)	8,551	175,736	3,097,390	(23,894)
Capital expenditures	52,912	14,959	40,963	66,701	29,630	16,705

	2010	2009	2008	2007	2006
Balance Sheet Data (as of December 31)
Working capital(c)	502,024	245,034	201,940	187,027	221,509
Total assets	3,280,271	3,163,127	3,303,074	3,555,491	3,372,292
Total debt, including capital lease and other financing obligations	1,889,693	2,300,826	2,511,187	2,562,480	2,272,633
Total shareholder’s equity	900,182	386,747	405,051	566,321	824,632

(a)	For fiscal year 2010, selling, general and administrative expense includes $18.9 million recorded as a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 option awards under the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan and the related modification thereof, and $22.4 million in fees related to the termination of the advisory agreement with the Sponsors at their option. Refer to Note 10, “Share-Based Payment Plans” and Note 12, “Related Party Transactions” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information.

(b)	Currency translation gain/(loss) and other, net for the years ended December 31, 2010, 2009 and 2008 includes (losses) / gains of $(23.5) million, $120.1 million and $15.0 million, respectively, recognized on repurchases of Senior Notes and Senior Subordinated Notes, as well as currency translation gains/(losses) associated with the Euro-denominated debt of $72.8 million, $(13.6) million and $53.2 million, respectively. Currency translation gain/(loss) and other, net for the year ended December 31, 2007 primarily includes currency translation loss associated with the Euro-denominated debt of $(111.9) million. Currency translation gain/(loss) and other, net in the period from April 27, 2006 (inception) to December 31, 2006 primarily includes currency translation loss associated with Euro-denominated debt and the Deferred Payment Certificates (“DPCs”) of $(65.5) million.
(c)	We define working capital as current assets less current liabilities. Working capital amounts for 2006 through 2009 have not been recast to include assets designated as held-for-sale during 2010.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, liquidity and capital resources. You should read the following discussion in conjunction with Item 6, “Selected Financial Data,” and our audited consolidated financial statements and the accompanying notes thereto, included elsewhere in this Annual Report on Form 10-K.

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

Overview

Sensata, a global industrial technology company, is a leader in the development, manufacture and sale of sensors and controls. We produce a wide range of customized, innovative sensors and controls for mission-critical applications such as thermal circuit breakers in aircraft, pressure sensors in automotive systems, and bimetal current and temperature control devices in electric motors. We believe that we are one of the largest suppliers of sensors and controls in the majority of the key applications in which we compete and that we have developed our strong market position due to our long-standing customer relationships, technical expertise, product performance and quality and competitive cost structure. We compete in growing global market segments driven by demand for products that are safe, energy-efficient and environmentally-friendly. In addition, our long-standing position in emerging markets, including our 15-year presence in China, further enhances our growth prospects. We deliver a strong value proposition to our customers by leveraging an innovative portfolio of core technologies and manufacturing at high volumes in low-cost locations such as China, Mexico, Malaysia and the Dominican Republic.

History

We have a history of innovation dating back to our origins. We operated as a part of Texas Instruments from 1959 until we were acquired as a result of the 2006 Acquisition. Since then, we have expanded our operations in part through the acquisitions of the First Technology Automotive and Special Products (“First Technology Automotive”) business in December 2006 and Airpax Holdings, Inc. (“Airpax”) in July 2007.

Sensata Technologies B.V. (“Sensata” or the “Company”) is a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is an indirect, wholly-owned subsidiary of Sensata Technologies Holding N.V. (“Parent”) and the Parent is a majority-owned subsidiary of Sensata Investment Company S.C.A. (“SCA”). The share capital of SCA is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), its co-investors (Bain Capital and its co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management.

We conduct our operations through subsidiary companies, which operate business and product development centers in the United States, the Netherlands and Japan and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic and the United States. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1916.

Recent Developments

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. (“Automotive on Board”) for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We will refer to this acquisition as “Magnetic Speed and Position” (“MSP”), which will be integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, the Czech Republic and China. This acquisition was structured as a purchase of assets for the operations in the U.S., South Korea and the Czech Republic, and as a purchase of 100% of the outstanding shares of an entity in the Czech Republic and 90% of the outstanding shares of a joint venture in China. We entered into an Equity Transfer Agreement with the owner of the remaining 10% equity interest in the joint venture in China. We expect to own 100% of the joint venture by the end of the first quarter of 2011. Consideration for the purchase of the remaining 10% equity interest in the China joint venture is included in the $140 million purchase price.

We incurred approximately $3.2 million of costs during 2010 related to this transaction, which were included within selling, general and administrative (“SG&A”) expense in our consolidated statements of operations.

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

The following table presents net revenue by segment and segment operating income for the following periods:

	For the year ended December 31,
	2010	2009	2008
(Amounts in millions)
Net revenue
Sensors segment	$969.6	$685.1	$867.4
Controls segment	570.5	449.9	555.3

Total	$1,540.1	$1,134.9	$1,422.7

Segment operating income
Sensors segment	$327.1	$201.3	$221.9
Controls segment	193.3	133.9	136.5

Total	$520.4	$335.2	$358.3

The following table presents net revenue by segment as a percentage of total net revenue and segment operating income as a percentage of segment net revenue for the following periods:

	For the year ended December 31,
	2010	2009	2008
Net revenue
Sensors segment	63.0%	60.4%	61.0%
Controls segment	37.0	39.6	39.0

Total	100.0%	100.0%	100.0%

Segment operating income
Sensors segment	33.7%	29.4%	25.6%
Controls segment	33.9%	29.8%	24.6%

For a reconciliation of total segment operating income to profit from operations, refer to Note 18 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Factors Affecting Our Operating Results

The following discussion sets forth certain components of our statements of operations as well as factors that impact those components.

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

Cost of revenue

We manufacture the majority of our products and subcontract only a limited number of products to third parties. As such, our cost of revenue consists principally of the following:

•

Production Materials Costs. We purchase much of the materials used in production on a global lowest-cost basis, but we are still impacted by global and local market conditions. A portion of our production materials contains metals, such as copper, nickel and aluminum, and precious metals, such as gold and silver, and the costs of these materials may vary with underlying metals pricing. We enter into forward contracts to hedge a portion of our exposure to the potential change in prices associated with these commodities. The terms of these contracts fix the price at a future date for various notional amounts associated with these commodities.

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

•	Sustaining Engineering Activity costs. These costs relate to modifications of existing products for use by new customers in familiar applications.

•	Other. Our remaining cost of revenue consists of:

•	customer-related development costs;

•	depreciation of fixed assets;

•	freight costs;

•	warehousing expenses;

•	purchasing costs;

•	other general manufacturing expenses, such as expenses for energy consumption.

The main factors that influence our cost of revenue as a percent of net revenue include:

•	production volumes—production costs are capitalized in inventory based on normal production volumes. As revenue increases the fixed portion of these costs do not;

•	transfer of production to our lower cost production facilities;

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

•	the increase in the carrying value of the inventory that was adjusted to fair value as a result of the application of purchase accounting associated with acquisitions;

•	depreciation expense, including amounts arising from the adjustment of property, plant and equipment (“PP&E”) to fair value associated with acquisitions; and

•	changes in the price of raw materials, including certain metals.

Research and development

Research and development (“R&D”) expenses consist of costs related to direct product design, development and process engineering. The level of R&D expense is related to the number of products in development, the stage of development process, the complexity of the underlying technology, the potential scale of the product upon successful commercialization and the level of our exploratory research. We conduct such activities in areas we believe will accelerate our longer term net revenue growth. Our basic technologies have been developed through a combination of internal development and third-party efforts (often by parties with whom we have joint development relationships). Our development expense is typically associated with:

•	engineering core technology platforms to specific applications; and

•	improving functionality of existing products.

Costs related to modifications of existing products for use by new customers in familiar applications is accounted for in cost of revenue and not included in R&D expense.

Selling, general and administrative

Our SG&A expense consists of all expenditures incurred in connection with the sales and marketing of our products, as well as administrative overhead costs, including:

•

salary and benefit costs for sales personnel and administrative staff, including share-based compensation expense. Expenses relating to our sales personnel generally increase or decrease principally with changes in sales volume due to the need to increase or decrease sales personnel to meet changes in demand. Expenses relating to administrative personnel generally do not increase or decrease directly with changes in sales volume;

•	expense related to the use and maintenance of administrative offices, including depreciation expense;

•	other administrative expense, including expense relating to logistics, information systems and legal and accounting services;

•	general advertising expense;

•	other selling expenses, such as expenses incurred in connection with travel and communications; and

•	transaction costs associated with acquisitions.

Changes in SG&A expense as a percent of net revenue have historically been impacted by a number of factors, including:

•	changes in sales volume, as higher volumes enable us to spread the fixed portion of our administrative expense over higher revenue;

•	changes in the mix of products we sell, as some products may require more customer support and sales effort than others;

•	changes in our customer base, as new customers may require different levels of sales and marketing attention;

•	new product launches in existing and new markets, as these launches typically involve a more intense sales activity before they are integrated into customer applications;

•	customer credit issues requiring increases to the allowance for doubtful accounts; and

•	volume and timing of acquisitions.

Amortization of intangible assets and capitalized software

Acquisition-related intangible assets are amortized on an economic benefit basis according to the useful lives of the assets. Capitalized software licenses are amortized on a straight-line basis over the term of the license.

Impairment of goodwill and intangible assets

Goodwill and intangible assets are reviewed for impairment on an annual basis unless events or circumstances occur which trigger the need for an earlier impairment review. No impairment charges were required during 2010. For the years ended December 31, 2009 and 2008, we recorded impairment charges of $19.9 million and $13.2 million, respectively, associated with the Interconnection reporting unit. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to these impairment charges.

Our revenue and earnings forecasts depend on many factors, including our ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.

Restructuring

Restructuring costs consist of severance, outplacement, other separation benefits, pension settlement and curtailment losses and facilities and other exit costs.

Depreciation expense

Property, plant and equipment (“PP&E”) are stated at cost and depreciated on a straight-line basis over their estimated useful lives. PP&E acquired through the 2006 Acquisition and the acquisitions of the First Technology Automotive and Airpax businesses were “stepped-up” to fair value on the date of the respective business acquisition resulting in a new cost basis for accounting purposes. The amount of the adjustment to the cost basis of these assets as a result of the 2006 Acquisition, the First Technology Automotive acquisition and the Airpax acquisition totaled $57.8 million, $2.2 million and $5.1 million, respectively.

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

Currency translation gain and other, net

Currency translation gain and other, net includes gains and losses recognized on currency translation, gains and losses recognized on our derivatives used to hedge commodity prices and foreign currency exposures, gains and losses on the disposition of PP&E and gains and losses on the repurchases of debt. We continue to derive a significant portion of our revenue in markets outside of the United States, primarily Europe and Asia. For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in the consolidated statements of operations.

Provision for income taxes

We and our subsidiaries are subject to income tax in the various jurisdictions in which we operate. While the extent of our future tax liability is uncertain, the impact of purchase accounting for past and future acquisitions, changes to debt and equity capitalization of our subsidiaries and the realignment of the functions performed and risks assumed by the various subsidiaries are among the factors that will determine the future book and taxable income of the respective subsidiary and Sensata as a whole.

Loss from discontinued operations

In December 2008, we announced our intention to discontinue and sell our Automotive Vision sensing business (“Vision business”). In connection with this announcement, we reclassified to discontinued operations the results from operations of the Vision business and recognized a loss associated with measuring the net assets of the Vision business at fair value less cost to sell and other exit costs, in accordance with ASC Topic 360, Property, Plant, and Equipment.

Effects of Acquisitions and Other Transactions

Purchase Agreement

On April 27, 2006, we completed the 2006 Acquisition, which was effected through a number of our subsidiaries that collectively acquired the assets and assumed the liabilities being transferred. The acquisition structure resulted in significant tax amortization, which has reduced our overall cash tax expense compared to predecessor periods. We also entered into a transition services agreement with Texas Instruments pursuant to which the parties agreed to provide various services to each other in the area of facilities-related services, finance and accounting, human resources, information technology system services, warehousing and logistics and records retention and storage. We ceased relying on these services from Texas Instruments in 2008. The fees for these services were equivalent to the provider’s cost.

Shareholder’s Equity

As of December 31, 2010, we had 220 ordinary shares, par value €100 per share, issued and outstanding. We are authorized to issue up to 900 ordinary shares.

On March 26, 2010, we issued 20 ordinary shares, par value €100 per share, to our immediate parent company, Sensata Intermediate Holding, in exchange for consideration of approximately $5.2 million per share, or aggregate consideration of approximately $103.8 million. On April 29, 2010 we issued an additional 20 ordinary shares, par value €100 per share, to Sensata Intermediate Holding, in exchange for consideration of approximately $4.7 million per share, or aggregate consideration of approximately $93.1 million.

Purchase Accounting

We accounted for the 2006 Acquisition and the acquisitions of First Technology Automotive and Airpax using the purchase method of accounting. As a result, the purchase prices for each of these transactions have been allocated to the tangible and intangible assets acquired and liabilities assumed based upon their respective fair values as of the date of each acquisition. The excess of the purchase price over the fair value of assets and liabilities was assigned to goodwill, which is not amortized for accounting purposes, but is subject to testing for impairment at least annually. The application of purchase accounting resulted in an increase in amortization and depreciation expense in the periods subsequent to acquisition relating to our acquired intangible assets and PP&E. In addition to the increase in the carrying value of PP&E, we extended the remaining depreciable lives of PP&E to reflect the estimated remaining useful lives for purposes of calculating periodic depreciation. We also adjusted the value of the inventory to fair value, increasing the costs and expenses recognized upon the sale of this acquired inventory.

On January 28, 2011, we completed the acquisition of the Automotive on Board business for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. As of the date of this filing, we have not yet completed our allocation of the purchase price to the fair value of the assets acquired and the liabilities assumed.

Increased Leverage

We are a highly-leveraged company and our interest expense increased significantly in the periods following the consummation of the 2006 Acquisition and the acquisitions of First Technology Automotive and

Airpax. While it has declined in 2009 and 2010, it is still a significant portion of our results of operations. A portion of our debt has a variable interest rate. We have utilized interest rate swaps, interest rate collars and interest rate caps to hedge the effect of variable interest rates. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Interest Rate Risk,” for more information regarding our hedging activities. In addition, a portion of our debt and the related interest is denominated in Euros, subjecting us to changes in foreign currency rates. We monitor our exposures to these foreign currency risks and generally employ operating and financing activities to offset these exposures where appropriate. Refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” for more information regarding our activities to mitigate these risks. Our large amount of indebtedness may limit our flexibility in planning for, or reacting to, changes in our business and future business opportunities since a substantial portion of our cash flow from operations will be dedicated to the servicing of our debt, and this may place us at a competitive disadvantage as some of our competitors are less leveraged. Our leverage may make us more vulnerable to a downturn in our business, industry or the economy in general. Refer to Item 1A, “Risk Factors.” Refer also to Note 15, “Derivative Instruments and Hedging Activities” of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K.

Results of Operations

Our discussion and analysis of results of operations and financial condition are based upon our consolidated financial statements. These financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the amounts reported in the financial statements. We base our estimates on historical experiences and assumptions believed to be reasonable under the circumstances and re-evaluate them on an ongoing basis. Those estimates form the basis for our judgments that affect the amounts reported in the financial statements. Actual results could differ from our estimates under different assumptions or conditions. Our significant accounting policies are more fully described in Note 2 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

The table below presents our historical results of operations in millions of dollars and as a percentage of net revenue. We have derived the statements of operations for the years ended December 31, 2010, 2009 and 2008 from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts and percentages in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the year ended December 31,
	2010		2009		2008
(Amounts in millions)	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue	Amount	Percent of Net Revenue
Net revenue
Sensors segment	$969.6	63.0%	$685.1	60.4%	$867.4	61.0%
Controls segment	570.5	37.0	449.9	39.6	555.3	39.0

Net revenue	1,540.1	100.0	1,134.9	100.0	1,422.7	100.0
Operating costs and expenses:
Cost of revenue	948.1	61.6	742.1	65.4	951.8	66.9
Research and development	24.7	1.6	16.8	1.5	38.3	2.7
Selling, general and administrative	192.9	12.5	126.3	11.1	166.6	11.7
Amortization of intangible assets and capitalized software	144.5	9.4	153.1	13.5	148.8	10.5
Impairment of goodwill and intangible assets	—	—	19.9	1.8	13.2	0.9
Restructuring	(0.1)	(0.0)	18.1	1.6	24.1	1.7

Total operating costs and expenses	1,310.0	85.1	1,076.2	94.8	1,342.6	94.4
Profit from operations	230.1	14.9	58.8	5.2	80.0	5.6
Interest expense	(106.4)	(6.9)	(150.6)	(13.3)	(197.8)	(13.9)
Interest income	0.9	0.1	0.6	0.1	1.5	0.1
Currency translation gain and other, net	45.2	2.9	107.7	9.5	55.5	3.9

Income/(loss) from continuing operations before income taxes	169.7	11.0	16.5	1.4	(60.9)	(4.3)
Provision for income taxes	38.3	2.5	43.0	3.8	53.5	3.8

Income/(loss) from continuing operations	131.4	8.5	(26.6)	(2.3)	(114.4)	(8.0)
Loss from discontinued operations, net of tax of $0	—	—	(0.4)	(0.0)	(20.1)	(1.4)

Net income/(loss)	$131.4	8.5%	$(27.0)	(2.4)%	$(134.5)	(9.5)%

Year Ended December 31, 2010 (“fiscal year 2010”) Compared to the Year Ended December 31, 2009 (“fiscal year 2009”)

Net revenue

Net revenue for fiscal year 2010 increased $405.1 million, or 35.7%, to $1,540.1 million from $1,134.9 million for fiscal year 2009. Net revenue increased 36.9% due to higher volumes, partially offset by a decrease of 0.9% due to pricing and 0.3% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate. The increase in volumes was due to growth in our mature markets of 16.0%, growth in content of 10.1%, growth in our emerging markets (primarily China) of 6.9% and inventory replenishment of 4.4%, partially offset by a 0.5% reduction due to other miscellaneous factors.

Sensors business segment net revenue for fiscal year 2010 increased $284.5 million, or 41.5%, to $969.6 million from $685.1 million for fiscal year 2009. Sensors net revenue increased 43.8% due to higher volumes, partially offset by decreases of 1.6% due to pricing and 0.7% due to the effect of unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate.

Controls business segment net revenue for fiscal year 2010 increased $120.6 million, or 26.8%, to $570.5 million from $449.9 million for fiscal year 2009. Controls net revenue increased 26.4% due to higher volumes, 0.3% due to pricing and 0.1% due to favorable foreign exchange rates.

Cost of revenue

Cost of revenue for fiscal year 2010 was $948.1 million, or 61.6% of revenue, compared to $742.1 million, or 65.4% of revenue, for fiscal year 2009. Cost of revenue increased primarily due to the increase in unit volumes sold. Cost of revenue decreased as a percentage of net revenue primarily due to cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and fiscal year 2009, and the leverage effect of higher volumes on certain fixed manufacturing costs. Depreciation expense for fiscal years 2010 and 2009 was $38.6 million and $48.4 million, respectively, of which $34.8 million and $44.7 million, respectively, was included in cost of revenue.

Research and development expense

R&D expense increased $7.9 million, or 46.8%, to $24.7 million, or 1.6% of net revenue in fiscal year 2010, from $16.8 million, or 1.5% of net revenue in fiscal year 2009. We have continued to increase R&D spending across various areas to align our cost structure with expected revenues and to continue developing innovative solutions for our customers.

Selling, general and administrative expense

SG&A expense for fiscal year 2010 was $192.9 million, or 12.5% of net revenue compared to $126.3 million, or 11.1% of net revenue for fiscal year 2009. SG&A expense increased primarily due to $22.4 million of expense associated with the termination of the advisory agreement with the Sponsors at their election upon completion of our Parent’s IPO, $18.9 million of stock compensation expense associated with the performance vesting of the Tranche 2 and 3 option awards, both of which occurred in March 2010, an $11.5 million increase in incentive and stock compensation, and $3.2 million in costs associated with the acquisition of the Automotive on Board business.

Amortization of intangible assets and capitalized software

Amortization expense associated with intangible assets and capitalized software for fiscal year 2010 was $144.5 million, or 9.4% of net revenue, compared to $153.1 million, or 13.5% of net revenue for fiscal year 2009. The decrease in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized.

Impairment of goodwill and intangible assets

During 2010, no impairment charges were required related to goodwill and other intangible assets. In the fourth quarter of 2010, we estimated that the fair value of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units (as of October 1, 2010) exceeded their carrying values by approximately 215%, 180%, 60% and 190%, respectively. We did not update the goodwill impairment analysis through December 31, 2010 as we believe that our financial performance, future projections, and the global economy provide sufficient evidence that there were no indicators of impairment between the time our annual test was performed and December 31, 2010.

During 2009, we recorded a $19.9 million impairment charge related to goodwill and intangible assets associated with our Interconnection reporting unit. See Note 5, “Goodwill and Other Intangible Assets,” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more detailed discussion of this impairment. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.

Restructuring

Restructuring charges decreased by $18.2 million to $(0.1) million in fiscal year 2010 from $18.1 million in fiscal year 2009. Beginning in the second half of fiscal year 2008 and continuing into fiscal year 2009, we implemented several restructuring activities in order to reduce costs given the decline in our net revenue, activities which are referred to as the “2008 Plan”. These activities consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. Restructuring charges associated with the 2008 Plan totaled $18.3 million for fiscal year 2009 and consisted of $12.9 million related to severance, $4.8 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other exit costs.

The decrease in charges in 2010 is primarily due to the fact that the 2008 Plan activity was substantially completed in 2009. However, in 2010 we recorded approximately $1.1 million in charges that represented the termination of a limited number of employees located in various business centers and facilities throughout the world, but which we did not consider to be the initiation of a larger restructuring program. These charges were offset by a reversal of prior restructuring accruals related to the assignment of the Farnborough lease at better-than-expected rates and to the expiration of underutilized termination benefits (tuition assistance, job placement services, etc.).

Interest expense

Interest expense was $106.4 million for fiscal year 2010 compared to $150.6 million for fiscal year 2009. Interest expense decreased primarily due to a reduction of principal balances related to the repurchase of the 8% Senior Notes due 2014 (“Senior Notes”) the 9% Senior Subordinated Notes due 2016 and the 11.25% Senior Subordinated Notes (together the “Senior Subordinated Notes”) in April 2009, March 2010 and May 2010, as well as lower average interest rates on the U.S. dollar and Euro term loan facilities.

Interest expense for fiscal year 2010 consisted primarily of $80.5 million on our outstanding debt, $11.6 million associated with our outstanding derivative instruments, $8.6 million in amortization of deferred financing costs, $3.6 million associated with capital lease and other financing obligations and $1.0 million on line of credit and revolving credit facility fees.

Interest expense for fiscal year 2009 consisted primarily of $120.8 million on our outstanding debt, $14.6 million associated with our outstanding derivative instruments, $9.1 million in amortization of deferred financing costs, $3.7 million of interest associated with capital lease and other financing obligations and $1.6 million on line of credit and revolving credit facility fees.

Interest income

Interest income for fiscal years 2010 and 2009 was $0.9 million and $0.6 million, respectively.

Currency translation gain and other, net

Currency translation gain and other, net was $45.2 million for fiscal year 2010 compared to $107.7 million for fiscal year 2009. Currency translation gain and other, net for fiscal year 2010 consisted primarily of currency gains of $72.8 million resulting from the re-measurement of our foreign currency denominated debt and net gains of $9.1 million associated with our commodity forward contracts, partially offset by losses of $23.5 million resulting from the extinguishment of debt, net currency losses of $7.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies and losses of $5.2 million related to the write-off of tax related indemnification assets and other tax related items.

Currency translation gain and other, net for fiscal year 2009 consisted primarily of gains of $120.1 million resulting from the extinguishment of debt, net gains of $2.6 million associated with our commodity forward contracts and net currency gains of $0.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation gain and other, net for fiscal year 2009 also included currency losses of $13.6 million resulting from the re-measurement of our foreign currency denominated debt and an impairment loss of $1.7 million associated with our manufacturing facilities classified as held for sale.

Provision for income taxes

Provision for income taxes for fiscal years 2010 and 2009 totaled $38.3 million and $43.0 million, respectively. Our current tax provision relates primarily to our profitable operations in foreign tax jurisdictions and withholding taxes on interest and royalty income. Our deferred tax expense relates primarily to amortization of tax deductible goodwill, withholding taxes on subsidiary earnings and other temporary book to tax differences. Additionally, during the fourth quarter of 2010, based upon an analysis of our cumulative history of Japan earnings over a twelve-quarter period and an assessment of our expected future results of operations, we determined that it had become more-likely-than-not that we would be able to realize our Japan net operating loss carry-forward tax assets prior to their expiration. As a result, during the fourth quarter of 2010, we released the valuation allowance related to our Japan deferred tax assets resulting in a net benefit in our deferred tax expense of approximately $18.5 million.

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

Sensors business segment net revenue for fiscal year 2009 decreased $182.3 million, or 21.0%, to $685.1 million from $867.4 million for fiscal year 2008. Sensors net revenue decreased 18.2% due to lower volumes, 1.3% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, and 1.5% due to pricing. The decrease in volumes was due to the deterioration in the global economy and the automotive end-market, which began during the second half of fiscal year 2008 and continued during fiscal year 2009.

Controls business segment net revenue for fiscal year 2009 decreased $105.4 million, or 19.0%, to $449.9 million from $555.3 million for fiscal year 2008. Controls net revenue decreased 19.1% due to lower volumes and 0.7% due to unfavorable foreign exchange rates, primarily the U.S. dollar to Euro exchange rate, partially offset by an increase of 0.8% due to higher pricing. The decrease in volumes was also due to the deterioration in the global economy and certain end-markets, such as heating, ventilation and air-conditioning, lighting and appliances, which began during the second half of fiscal year 2008 and continued during fiscal year 2009.

Cost of revenue

Cost of revenue for fiscal years 2009 and 2008 was $742.1 million and $951.8 million, respectively. Cost of revenue decreased primarily due to lower revenue and cost savings initiatives resulting from the various restructuring activities implemented during the second half of fiscal year 2008 and continuing into fiscal year 2009. Depreciation expense for fiscal years 2009 and 2008 was $48.4 million and $51.4 million, respectively, of which $44.7 million and $47.7 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue for fiscal years 2009 and 2008 was 65.4% and 66.9%, respectively. Cost of revenue as a percentage of net revenue decreased due primarily to the cost saving initiatives described above.

Research and development expense

R&D expense for fiscal years 2009 and 2008 was $16.8 million and $38.3 million, respectively. R&D expense as a percentage of net revenue for fiscal years 2009 and 2008 was 1.5% and 2.7%, respectively. The decrease in R&D expense and as a percentage of net revenue was due to a reduction in headcount and other spending resulting from various restructuring and other cost reduction activities.

Selling, general and administrative expense

SG&A expense for fiscal years 2009 and 2008 was $126.3 million and $166.6 million, respectively. SG&A expenses decreased primarily due to the cost savings resulting from the restructuring activities that were implemented during the second half of fiscal year 2008 and in fiscal year 2009, as well as other cost reduction measures in response to global economic conditions. SG&A expense as a percentage of net revenue for fiscal years 2009 and 2008 was 11.1% and 11.7%, respectively. SG&A expense as a percentage of net revenue decreased primarily due to the cost saving measures described above.

Amortization of intangible assets and capitalized software

Amortization expense associated with intangible assets and capitalized software for fiscal years 2009 and 2008 was $153.1 million and $148.8 million, respectively. The increase in amortization expense reflects the pattern in which the economic benefits of the intangible assets are being realized. Amortization expense as a percentage of net revenue was 13.5% and 10.5% for fiscal years 2009 and 2008, respectively. The increase in amortization expense as a percentage of net revenue was due to the increase in amortization expense described above, combined with the decrease in net revenue.

Impairment of goodwill and intangible assets

Impairment of goodwill and intangible assets for fiscal years 2009 and 2008 was $19.9 million and $13.2 million, respectively. These charges relate to the Interconnection reporting unit as discussed in more detail in Note 5, “Goodwill and Other Intangible Assets,” in our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We attribute these impairment charges to the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market. See the “Critical Accounting Policies and Estimates” section of this Management’s Discussion and Analysis for more discussion of the key assumptions that are used in the determination of fair value of our reporting units.

In the fourth quarter of 2009, we estimated that the fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units (as of October 1, 2009) exceeded their carrying values by approximately 145%, 115%, 25% and 80%, respectively.

Restructuring

Restructuring charges for fiscal years 2009 and 2008 were $18.1 million and $24.1 million, respectively. Beginning in the second half of fiscal year 2008 and continuing into fiscal year 2009, we implemented the 2008 Plan, which consisted of reducing the workforce in our business centers and manufacturing facilities throughout the world and moving certain manufacturing operations to low-cost countries. Restructuring charges associated with the 2008 Plan totaled $18.3 million for fiscal year 2009 and consisted of $12.9 million related to severance, $4.8 million related to pension settlement, curtailment and other related charges, and $0.6 million related to other exit costs. In addition, in fiscal year 2009, we recognized a credit of $0.2 million in our consolidated statement of operations associated with certain facility exit costs related to the First Technology Automotive Plan.

Interest expense

Interest expense for fiscal years 2009 and 2008 was $150.6 million and $197.8 million, respectively. Interest expense for fiscal year 2009 consisted primarily of $120.8 million of interest expense on our outstanding debt, $14.6 million of interest associated with our outstanding derivative instruments, $9.1 million of amortization of deferred financing costs, $3.7 million of interest associated with our capital lease and other financing obligations and $1.6 million of interest on line of credit and revolving credit facility fees.

Interest expense for fiscal year 2008 consisted primarily of $177.1 million of interest expense on our outstanding debt, $10.7 million of amortization of deferred financing costs, $4.9 million of interest associated with our outstanding derivative instruments, $3.3 million of interest associated with our capital lease and other financing obligations, and $1.3 million of interest on line of credit and revolving credit facility fees.

Interest income

Interest income for fiscal years 2009 and 2008 was $0.6 million and $1.5 million, respectively.

Currency translation gain and other, net

Currency translation gain and other, net for fiscal years 2009 and 2008 was $107.7 million and $55.5 million, respectively. Currency translation gain and other, net for fiscal year 2009 consisted primarily of gains of $120.1 million resulting from the extinguishment of debt, net gains of $2.6 million associated with our commodity forward contracts and net currency gains of $0.3 million resulting from the re-measurement of net monetary assets denominated in foreign currencies. These gains were partially offset by currency losses of $13.6 million resulting from the re-measurement of our foreign currency denominated debt and an impairment loss of $1.7 million associated with our manufacturing facilities classified as held for sale.

Currency translation gain and other, net for fiscal year 2008 consisted primarily of currency gains of $53.2 million resulting from the re-measurement of our foreign currency denominated debt and gains of $15.0 million resulting from the extinguishment of debt, partially offset by losses of $8.3 million associated with our commodity forward contracts and net currency losses of $5.0 million resulting from the re-measurement of net monetary assets denominated in foreign currencies.

Provision for income taxes

Provision for income taxes for fiscal years 2009 and 2008 totaled $43.0 million and $53.5 million, respectively. Our tax provision consists of current tax expense which relates primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which relates primarily to amortization of tax deductible goodwill. Several factors contributed to the decrease in our income tax provision for fiscal year 2009 as compared to fiscal year 2008 including the composition of income and loss among jurisdictions and a tax benefit related to the goodwill impairment recorded during the first quarter of 2009.

Loss from discontinued operations

Loss from discontinued operations for fiscal years 2009 and 2008 totaled $0.4 million and $20.1 million, respectively.

Liquidity and Capital Resources

Cash Flows

The table below summarizes our primary sources and uses of cash for the years ended December 31, 2010, 2009 and 2008. We have derived these summarized statements of cash flows from the audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the years ended December 31,
(Amounts in millions)	2010	2009	2008
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net income, adjusted for non-cash items	$323.1	$128.9	$73.0
Changes in operating assets and liabilities	(22.5)	59.3	(10.8)

Continuing operations	300.7	188.2	62.3
Discontinued operations	—	(0.4)	(14.4)

Operating activities	300.7	187.8	47.8
Investing activities:
Continuing operations	(52.5)	(15.4)	(38.5)
Discontinued operations	—	0.4	(0.2)

Investing activities	(52.5)	(15.1)	(38.7)
Financing activities	(10.1)	(102.3)	8.6

Net change	$238.0	$70.4	$17.7

Operating activities

Net cash provided by operating activities during fiscal year 2010 totaled $300.7 million compared to $187.8 million during fiscal year 2009 and $47.8 million during fiscal year 2008. Net cash (used in)/provided by changes in operating assets and liabilities for fiscal years 2010, 2009 and 2008 totaled $(22.5) million, $59.3 million and $(10.8) million, respectively.

The most significant components to the change in operating assets and liabilities for fiscal year 2010 were increases in accounts receivables of $17.4 million and in inventories of $15.6 million, partially offset by increases in other liabilities of $13.1 million. The increase in accounts receivables was due to higher sales in the fourth quarter of 2010 as compared to the fourth quarter of 2009. The increase in inventories was due to higher materials and finished goods requirements as a result of the increased sales demand. The increase in other liabilities was primarily due to the write-off of tax indemnification assets and other tax related assets and the change in fair value of derivatives.

The most significant components to the change in operating assets and liabilities of $59.3 million for fiscal year 2009 were an increase in accounts payable and accrued expenses of $61.4 million and a decrease in inventories of $13.9 million, offset by an increase in accounts receivable of $35.1 million. The increase in accounts payable and accrued expenses was due to our initiative to migrate certain strategic vendors to 60-day payment terms. The increase in accounts receivable was due to higher sales in the fourth quarter of 2009 as compared to the fourth quarter of 2008. The decrease in inventory was due to initiatives we implemented to minimize the days of inventory on hand given the rapid decline in net revenue during the fourth quarter of fiscal year 2008.

The most significant component to the change in operating assets and liabilities of $(10.8) million for fiscal year 2008 was the decrease in accounts payable and accrued expenses of $108.1 million, partially offset by the decrease in accounts receivable of $66.5 million and a decrease in inventories of $26.7 million. The decrease in accounts payable and accrued expenses was due to interest pre-payments on our U.S. and Euro term loan facilities and 11.25% Senior Subordinated Notes and payments to certain strategic vendors who agreed to migrate to 60-day payment terms. The decrease in accounts receivable reflects the decline in net revenue that occurred during the fourth quarter of fiscal year 2008, specifically the month of December. During December 2008, many of our facilities and the facilities of our largest customers were closed due to the economic environment. The decrease in inventory reflects actions we took to lower inventories given the decline in net revenue that occurred during the fourth quarter of fiscal year 2008.

As of December 31, 2010, we had commitments to purchase certain raw materials that contain various commodities, such as gold, silver, copper, nickel and aluminum. In general, the price for these products varies with the market price for the related commodity. In addition, when we place orders for materials, we do so in quantities that will satisfy our production demand for various periods of time. In general, we place these orders for quantities that will satisfy our production demand over a one-, two- or three-month period. We do not have a significant number of long-term supply contracts that contain fixed-price commitments. Accordingly, we believe that our exposure to a decline in the spot prices for those commodities under contract is not material.

On January 28, 2011, we completed the acquisition of the Automotive on Board business for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We expect to incur approximately $15 million in integration costs related to this business in 2011.

Investing activities

Net cash used in investing activities during fiscal year 2010 totaled $52.5 million compared to $15.1 million during fiscal year 2009 and $38.7 million during fiscal year 2008. Net cash used in investing activities during fiscal years 2010, 2009 and 2008 consisted primarily of capital expenditures of $52.9 million, $15.0 million and $41.0 million, respectively, which were partially offset by the sale of assets of $0.4 million, $0.6 million, and $2.3 million, respectively. Also, in 2009 we made a $1.1 million payment related to our Euro call option.

In 2011, we anticipate spending approximately $70 million to $75 million on capital expenditures (including capital expenditures of acquired businesses), which will be funded with cash flow from operations, and approximately $140 million, subject to a working capital adjustment and certain transfer taxes, for the acquisition of the Automotive on Board business, which will be funded by cash on hand.

Our investing cash flows will be impacted in the future by any additional acquisitions we make, whether in 2011 or beyond. At this time, we cannot predict what the impact of these additional cash flows will be.

Financing activities

Net cash (used in)/provided by financing activities during fiscal year 2010 totaled $(10.1) million compared to $(102.3) million during fiscal year 2009 and $8.6 million during fiscal year 2008. Net cash used in financing activities during fiscal year 2010 consisted primarily of $338.3 million in payments ($321.7 million in principal) to repurchase outstanding Senior Notes and Senior Subordinated Notes and principal payments totaling $14.7 million on our U.S. dollar and Euro term loan facilities, partially offset by $346.9 million of proceeds of issuance of ordinary shares to, and capital contributions from, Sensata Intermediate Holding.

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

Net cash provided by financing activities of $8.9 million during fiscal year 2008 consisted primarily of $25.0 million of borrowings under the revolving credit facility and proceeds received from the financing arrangement associated with our facility in Malaysia of $12.6 million, partially offset by principal payments totaling $15.5 million on our U.S. dollar term loan and Euro term loan facilities, payments of debt issuance costs of $5.2 million associated with the refinancing of the senior subordinated term loan utilized to finance the acquisition of Airpax and payments of $6.7 million to repurchase 9% Senior Subordinated Notes. The principal amount of the 9% Senior Subordinated Notes that were repurchased totaled $22.4 million. During fiscal year 2008, we sold, and are now leasing back, our facility in Malaysia. We received proceeds of $12.6 million from this transaction, which has been accounted for as a financing arrangement, rather than a sale-leaseback, due to the nature of the terms of the lease.

Indebtedness and liquidity

Our liquidity requirements are significant due to the highly-leveraged nature of our company. As of December 31, 2010, we had $1,889.7 million in outstanding indebtedness, including our debt and outstanding capital lease and other financing obligations.

The following table outlines our outstanding indebtedness as of December 31, 2010 and the associated interest expense and interest rate for such borrowings for fiscal year 2010.

Description	Balance as of December 31, 2010	Interest expense for fiscal year 2010	Weighted- average annual interest rate
(Amounts in thousands)
Senior secured term loan facility (denominated in U.S. dollars)	$907,250	$19,358	2.09%
Senior secured term loan facility (€380.5 million)	504,741	14,290	2.79%
Revolving credit facility	—	—	—
Senior Notes (denominated in U.S. dollars)	201,181	19,856	8.00%
Senior Subordinated Notes (€177.1 million)	234,978	21,054	9.00%
Senior Subordinated Notes	—	5,911	11.25%
Derivatives	—	11,611	—
Capital lease obligations	29,461	2,723	9.03%
Other financing obligations	12,082	891	7.62%
Amortization of financing costs	—	8,572
Other	—	2,134

Total	$1,889,693	$106,400

Along with, Sensata Technologies Finance Company, LLC, we are a borrower under a Senior Secured Credit Facility, for which certain of our subsidiaries are guarantors. The Senior Secured Credit Facility includes a $150.0 million multi-currency revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of December 31, 2010, after adjusting for outstanding letters of credit with an aggregate value of $6.9 million, we had $143.1 million of borrowing capacity available under the revolving credit facility. The outstanding letters of credit were issued primarily for various operating activities. As of December 31, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in the next twelve months. Upon expiration, we intend to renew these letters of credit and do not anticipate difficulty in this regard.

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

The Senior Secured Credit Facility provides us with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving credit facility, or the “Revolving Credit Facility,” which includes a subfacility for swingline loans. The Revolving Credit Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or 1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. We are subject to a 37.5 basis point commitment fee on the unused portion of the Revolving Credit Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Credit Facility amount of $150.0 million. Amounts drawn under the Revolving Credit Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Credit Facility must be paid in full at the final maturity date of April 27, 2012.

We have uncommitted local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $11.0 million as of December 31, 2010.

As of December 31, 2010, we had $1,412.0 million in term loans outstanding against our Senior Secured Credit Facility. Term loans are repayable at 1.0% per year in quarterly installments with the balance due in quarterly installments during the year preceding the final maturity of April 27, 2013. Interest on U.S. dollar term loans are calculated at LIBOR plus 175 basis points and interest on Euro term loans are calculated at EURIBOR plus 200 basis points. The spreads are fixed for the duration of the term loans. Interest payments on the Senior Secured Credit Facility are due quarterly. All term loan borrowings under the Senior Secured Credit Facility are pre-payable at our option at par.

All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of our direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain of our direct and indirect wholly-owned subsidiaries in non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax acquisition), collectively the “Guarantors.” The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains various affirmative and negative covenants that are customary for a financing of this type. The Senior Secured Credit Facility also requires us to comply with financial covenants, including covenants with respect to maximum leverage ratio and minimum interest coverage ratio, which became more restrictive in the fourth quarter of fiscal year 2010, but do not become more restrictive again for the remaining term of the facility. We satisfied all ratios required by our financial covenants with regard to the Senior Secured Credit Facility as of December 31, 2010.

We have also issued 8% Senior Notes due 2014 (“Senior Notes”) and 9% Senior Subordinated Notes due 2016. In 2010, we repurchased all of our 11.25% Senior Subordinated Notes (The 9% and 11.25% Senior Subordinated Notes together are referred to as the “Senior Subordinated Notes”).

The Senior Notes mature on May 1, 2014. Each Senior Note bears interest at 8% per annum from April 27, 2006 (inception), or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of Senior Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The Senior Notes were issued initially in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the 2006 Acquisition. The Senior Notes issuance costs are being amortized over the eight year term of the Senior Notes using the effective interest method. The Senior Notes are unsecured.

The 9% Senior Subordinated Notes mature on May 1, 2016. Each 9% Senior Subordinated Note bears interest at a rate of 9% per annum from April 27, 2006 (inception), or from the most recent date to which interest has been paid or provided for. Interest is payable semi-annually in cash to holders of such 9% Senior Subordinated Notes of record at the close of business on the April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months. The 9% Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the 9% Senior Subordinated Notes were used to fund a portion of the 2006 Acquisition. The 9% Senior Subordinated Notes issuance costs are being amortized over the ten year term of the 9% Senior Subordinated Notes using the effective interest method. The 9% Senior Subordinated Notes are unsecured and are subordinated in right of payment to all existing and future senior indebtedness and on par with our existing and future Senior Subordinated Notes.

In addition, the indentures governing the Senior Notes and Senior Subordinated Notes limit, under certain circumstances, our ability and that of our Restricted Subsidiaries (as defined under the Senior Secured Credit Facility) to incur additional indebtedness, create liens, pay dividends and make other distributions in respect of our capital stock, redeem our capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

The Senior Secured Credit Facility, the Senior Notes and the Senior Subordinated Notes contain customary events of default, including, but not limited to, cross-defaults among these agreements. An event of default, if not cured, could cause cross-default causing substantially all of our indebtedness to become due.

The subsidiary guarantors under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes are generally not restricted in their ability to pay dividends or otherwise distribute funds to us, except for restrictions imposed under applicable corporate law. We are, however limited in our ability to pay dividends or otherwise make other distributions to our immediate parent company and, ultimately, to the Parent, under the Senior Secured Credit Facility and the indentures governing the Senior Notes and Senior Subordinated Notes. Specifically, the Senior Secured Credit Facility prohibits us from paying dividends or making any distributions to our parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business to the extent attributable to our business or the business of our subsidiaries and in the aggregate not to exceed $5 million in any fiscal year, plus reasonable and customary indemnification claims made by our Parent’s directors or officers attributable to the ownership of us and our Restricted Subsidiaries, (ii) franchise taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies, (iii) tax liabilities to the extent attributable to the our business and that of our subsidiaries, (iv) repurchase, retirement or other acquisition of our Parent’s equity interests from certain of our present, future and former employees, directors, managers, consultants or those of our parent companies or subsidiaries in an aggregate amount not to exceed $7.5 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (v) payment of dividends or distributions with proceeds from the disposition of certain assets (net of mandatory prepayments) in an amount not to exceed $200 million and (vi) dividends and other distributions in an aggregate amount not to exceed $25 million (subject to increase to $35 million if the leverage ratio is less than 5.0 to 1.0 and to $50 million if the leverage ratio is less than 4.0 to 1.0, plus, if the leverage ratio is less than 5.0 to 1.0, the amount of excess cash flow not otherwise applied). Leverage ratio is defined in the Senior Secured Credit Facility as total indebtedness including capital lease and other financing obligations, less cash and equivalents, all divided by Adjusted EBITDA for the last 12 months. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and Adjusted EBITDA is defined as EBITDA before certain other adjustments as defined in the Senior Secured Credit Facility.

The indentures governing the Senior Notes and Senior Subordinated Notes generally provide that we can pay dividends and make other distributions to our parent companies in an amount not to exceed (i) 50% of our consolidated net income for the period beginning March 31, 2006 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities received by us after April 27, 2006 from the issuance and sale of our equity interests (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to our capital after April 27, 2006, plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after April 27, 2007 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that we have a consolidated interest coverage ratio of greater than 2.0 to 1.0. The restrictions on dividends and other distributions contained in the indentures are subject to certain exceptions, including (i) the payment of dividends following the first public offering of the common stock of any of our direct or indirect parent companies in an amount up to 6.0% per annum of the net cash proceeds contributed to us in any such offering, (ii) the payment of dividends to permit any of our parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $75.0 million.

Repurchases of indebtedness

On February 26, 2010, we announced the commencement of cash tender offers related to the Senior Notes, the 9% Senior Subordinated Notes due 2016 and the 11.25% Senior Subordinated Notes due 2014 (the 9% and 11.25% Senior Subordinated Notes are together referred to as the “Senior Subordinated Notes”). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

On April 1, 2010, we announced the redemption of all of the outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of the outstanding Senior Notes at a redemption price equal to 104.000% of the principal amount. We paid $225.0 million in principal, $10.4 million in premiums and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, we recorded a loss in Currency translation gain and other, net of $23.5 million, including the write-off of debt issuance costs of $6.8 million.

On March 3, 2009, we announced the commencement of two separate cash tender offers related to the Senior Notes and Senior Subordinated Notes. The cash tender offers settled during the second quarter of 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing 24.4% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was

€72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer for the 9% Senior Subordinated Notes was oversubscribed, and we accepted for purchase a pro rata portion of the 9% Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00), representing approximately 12.0% of the outstanding 9% Senior Subordinated Notes. We paid $50.7 million ($40.7 million for the Senior Notes and €7.6 million for the 9% Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.

In addition, during the second quarter of 2009, we agreed to purchase certain 9% Senior Subordinated Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to 1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retire the debt on May 25, 2009.

In conjunction with these transactions, we wrote off $5.3 million of debt issuance costs during the second quarter of 2009 and recorded a net gain in Currency translation gain and other, net of $120.1 million.

During 2008, we repurchased certain outstanding 9% Senior Subordinated Notes with a principal balance of €17.4 million (or $22.4 million at the date of repurchase). We paid $6.7 million (€5.3 million) to settle the transactions and retire the debt. In conjunction with these transactions, we wrote off $0.7 million of debt issuance costs during 2008 and recorded a net gain in Currency translation gain and other, net of $15.0 million.

Capital resources

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the year ended December 31, 2010, that these sources of liquidity will be sufficient to fund our operations, capital expenditures and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in significant part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of January 27, 2011, Moody’s Investors Service’s corporate credit rating for us was B2 with positive outlook and Standard & Poor’s corporate credit rating for us was B+ with positive outlook.

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

As of December 31, 2010, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, refer to the notes to our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K and Item 1A, “Risk Factors.”

Contractual obligations and commercial commitments

The table below reflects our contractual obligations as of December 31, 2010. Amounts we pay in future periods may vary from those reflected in the table.

	Payments Due by Period
(Amounts in millions)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Senior debt obligations principal(1)	$1,848.2	$14.8	$1,397.2	$201.2	$235.0
Senior debt obligations interest(2)	240.1	71.4	107.7	50.4	10.6
Capital lease obligations principal(3)	29.4	0.9	2.2	2.7	23.6
Capital lease obligations interest(3)	25.7	2.7	5.0	4.6	13.4
Other financing obligations principal(4)	12.1	1.1	1.5	0.0	9.5
Other financing obligations interest(4)	5.6	0.8	1.5	1.5	1.8
Operating lease obligations(5)	13.1	3.8	4.6	1.8	2.9
Non-cancelable purchase obligations(6)	3.8	1.9	1.9	0.0	0.0

Total(7)(8)	$2,178.0	$97.4	$1,521.6	$262.2	$296.8

(1)	Represents the contractually required principal payments under the senior debt obligations in existence as of December 31, 2010 in accordance with the required payment schedule.
(2)	Represents the contractually required interest payments on the senior debt obligations in existence as of December 31, 2010 in accordance with the required payment schedule. Cash flows associated with the next interest payment to be made subsequent to December 31, 2010 on the variable rate debt were calculated using the interest rates in effect as of the latest interest rate reset date prior to December 31, 2010, plus the appropriate credit spread. The three-month LIBOR and EURIBOR rates used in this calculation were 0.30% and 1.01%, respectively. Cash flows associated with all other future interest payments to be made on our variable rate debt were calculated using the interest rates in effect as of December 31, 2010, plus the appropriate credit spread. The three-month LIBOR and EURIBOR rates used in these calculations were 0.30% and 1.01%, respectively.
(3)	Represents the contractually required payments under our capital lease obligations in existence as of December 31, 2010 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease term at its expiration date.
(4)	Represents the contractually required payments under our financing obligations in existence as of December 31, 2010 in accordance with the required payment schedule. No assumptions were made with respect to renewing the financing arrangements at their expiration dates.
(5)	Represents the contractually required payments under our operating lease obligations in existence as of December 31, 2010 in accordance with the required payment schedule. No assumptions were made with respect to renewing the lease obligations at the expiration date of their initial terms.
(6)	Represents the contractually required payments under our various purchase obligations in existence as of December 31, 2010. No assumptions were made with respect to renewing the purchase obligations at the expiration date of their initial terms, and no amounts were assumed to be prepaid.
(7)	Contractual obligations denominated in a foreign currency were calculated utilizing the U.S. dollar to local currency exchange rates in effect as of December 31, 2010. The most significant foreign currency denominated obligation relates to our Euro-denominated debt. The U.S. dollar to Euro exchange rate as of December 31, 2010 was $1.33 to €1.00.
(8)	This table does not include the contractual obligations associated with our defined benefit and other post-retirement benefit plans. As of December 31, 2010, we had recognized an accrued benefit liability of $43.7 million representing the unfunded benefit obligations of the defined benefit and retiree healthcare plans. Refer to Note 9 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on pension and other post-retirement benefits, including expected benefit payments for the next 10 years. This table also does not include $17.0 million of unrecognized tax benefits as of December 31, 2010, as we are unable to make reasonably reliable estimates of when cash settlement, if any, will occur with a tax authority, as the timing of the examination and the ultimate resolution of the examination is uncertain. Refer to Note 8 of our audited consolidated financial statements, included elsewhere in this Annual Report on Form 10-K, for additional information on income taxes.

Legal Proceedings

We account for litigation and claims losses in accordance ASC Topic 450, Contingencies (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, the minimum potential loss contingency is recorded. They are often developed prior to knowing the amount of the ultimate loss. These estimates require the application of considerable judgment, and are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, the minimum loss amount can be increased, resulting in additional loss provisions, or a best estimate can be made also resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected. There can be no assurances that our recorded reserves will be sufficient to cover the extent of our costs and potential liability.

Inflation

We believe inflation has not had a material effect on our financial condition or results of operations in recent years.

Seasonality

Because of the diverse nature of the markets in which we compete, revenue is only moderately impacted by seasonality. However, our controls business has some seasonal elements, specifically in the air-conditioning and refrigeration products which tend to peak in the first two quarters of the year as end-market inventory is built up for spring and summer sales.

Critical Accounting Policies and Estimates

To prepare our financial statements in conformity with generally accepted accounting principles, we must make complex and subjective judgments in the selection and application of accounting policies. The accounting policies that we believe are most critical to the portrayal of our financial position and results of operations are listed below. We believe these policies require our most difficult, subjective and complex judgments in estimating the effect of inherent uncertainties. This section should be read in conjunction with Note 2 of our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K, which includes other significant accounting policies.

Revenue recognition

We recognize revenue in accordance with ASC Topic 605, Revenue – Revenue Recognition. Revenue and related cost of revenue from product sales are recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Fees charged to our customers for shipping and handling are recorded in revenue. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our net revenue and have been within our estimates.

Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Impairment of goodwill and intangible assets

Identification of reporting units. We have four reporting units: Sensors, Electrical Protection, Power Protection and Interconnection. These reporting units have been identified based on the definitions and guidance provided in ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”), which considers, among other things, the manner in which we operate our business and the availability of discrete financial information. We periodically review these reporting units to ensure that they continue to reflect the manner in which the business is operated. As businesses are acquired, we assign them to an existing reporting unit or create a new reporting unit.

Assignment of assets, liabilities and goodwill to each reporting unit. Assets acquired and liabilities assumed are assigned to a reporting unit as of the date of acquisition. In the event we reorganize our business, we reassign the assets (including goodwill) and liabilities among the affected reporting units. Some assets and liabilities relate to the operations of multiple reporting units. We allocate these assets and liabilities to the reporting units based on methods that we believe are reasonable and supportable. We apply that allocation method on a consistent basis from year to year. We view some assets and liabilities, such as cash and cash equivalents, our corporate offices, debt and deferred financing costs as being corporate in nature. Accordingly, we do not assign these assets and liabilities to our reporting units.

Accounting policies relating to goodwill and the goodwill impairment test. Businesses acquired are recorded at their fair value on the date of acquisition. The excess of the purchase price over the fair value of assets acquired and liabilities assumed is recognized as goodwill. As of December 31, 2010, goodwill and other intangible assets totaled $1,529.0 million and $723.1 million, respectively, or approximately 45.1% and 21.3% of our total assets, respectively.

In accordance with ASC 350, goodwill and intangible assets determined to have an indefinite useful life are not amortized. Instead, these assets are evaluated for impairment on an annual basis and whenever events or business conditions change that could more-likely-than-not reduce the fair value of a reporting unit below its carrying amount. Our judgments regarding the existence of impairment indicators are based on several factors, including the performance of the end-markets served by our customers as well as the actual financial performance of our reporting units and their respective financial forecasts over the long-term. We perform our annual evaluation of goodwill and other intangible assets for impairment in the fourth quarter of each fiscal year.

The first step of our annual evaluation is to compare the estimated fair value of our reporting units to their respective carrying values to determine whether there is an indicator of potential impairment. If the carrying amount of a reporting unit exceeds its estimated fair value, we conduct a second step, in which we calculate the implied fair value of goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the calculated implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. The fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets such as the assembled workforce) as if the reporting unit had been acquired in a business combination at the date of assessment and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

Estimated fair value for each reporting unit. In connection with our 2010 annual impairment review, we estimated the fair value of our reporting units using the discounted cash flow method. For this method, we prepared detailed annual projections of future cash flows for each reporting unit for fiscal years 2011 through 2015, the “Discrete Projection Period.” We estimated the value of the cash flows beyond fiscal year 2015, or the “Terminal Year,” by applying a multiple to the projected fiscal year 2015 EBITDA. The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital appropriate for each reporting unit. The estimated weighted-average cost of capital was derived, in part, from comparable companies appropriate to each reporting unit. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation were reasonable and consistent with accepted valuation practices.

We also estimated the fair value of our reporting units using the guideline company method. Under this method we performed an analysis to identify a group of publicly-traded companies that were comparable to each reporting unit. We calculated an implied EBITDA multiple (e.g., invested capital/ EBITDA) for each of the guideline companies and selected either the high, low or average multiple depending on various facts and circumstances surrounding the reporting unit and applied it to that reporting units’ trailing twelve month EBITDA. Although we estimate the fair value of our reporting units using the guideline method, we do so for corroborative purposes, and place primary weight on the discounted cash flow method.

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

In the quarter ended December 31, 2010, we evaluated our goodwill for impairment and determined that the fair values of the reporting units exceeded their carrying values on that date. Should certain assumptions used in the development of the fair values of our reporting units change, we may be required to recognize additional goodwill impairments. The estimated fair values of the Sensors, Electrical Protection, Power Protection and Interconnection reporting units used in those analyses exceeded their carrying values by approximately 215%, 180%, 60% and 190%, respectively.

We did not prepare updated interim goodwill impairment analyses as of December 31, 2010 for any reporting unit, as we believed, based on our financial performance during the fourth quarter of 2010, the financial forecasts and the improvement in the global economy and the end-markets our customers serve, that there were no indicators of potential impairments.

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

Indefinite-lived intangible assets. We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires management to make assumptions about future conditions impacting the value of the indefinite-lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. During the fourth quarter of 2010, we evaluated our indefinite-lived intangible assets for impairment and determined that the fair values of the indefinite-lived trade names exceeded their carrying values at that time. Should certain assumptions used in the development of the fair value of our indefinite-lived intangible assets change, we may be required to recognize impairments of these intangible assets.

Definite-lived intangible assets. Reviews are regularly performed to determine whether facts or circumstances exist that indicate the carrying values of our definite-lived intangible assets are impaired. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. If the sum of the projected undiscounted net cash flows falls below the carrying value of the assets, the impairment charge is based on the excess of the carrying amount over the fair value of those assets. We determine fair value by using the appropriate income approach valuation methodology depending on the nature of the intangible asset. During the first quarter of 2009, we determined that certain intangible assets associated with the Interconnection reporting unit were impaired, and we recorded a charge of $14.6 million. We believe that the global economic crisis, the economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of intangible assets.

Impairment of long-lived assets. We periodically re-evaluate carrying values and estimated useful lives of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the related assets may not be recoverable. We use estimates of undiscounted cash flows from long-lived assets to determine whether the carrying value of such assets is recoverable over the assets’ remaining useful lives. These estimates include assumptions about future conditions within us and the industry. If an asset is determined to be impaired, the impairment is the amount by which the carrying value of the asset exceeds its fair value. These evaluations are performed at a level where discrete cash flows may be attributed to either an individual asset or a group of assets.

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

Pension and post-employment benefit plans

We sponsor various pension and post-employment benefit plans covering our employees in several countries. The estimates of our obligations and related expense of these plans recorded in our financial statements are based on certain assumptions. The most significant assumptions relate to the discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. These assumptions are updated annually by us. The difference between these assumptions and actual experience results in the recognition of an asset or liability. If total net actuarial (gain)/loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the benefit plan.

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

Share-Based Payment Plans

ASC Topic 718, Compensation—Stock Compensation (“ASC 718”) requires that a company measure at fair value any new or modified share-based compensation arrangements with employees, such as stock options and restricted stock units, and recognize as compensation expense over the requisite service period.

Prior to our IPO, our outstanding option awards were divided into three tranches. The first tranche is subject to time vesting. The second and third tranches are subject to time vesting and, additionally, the completion of a liquidity event that results in specified returns on the Sponsors’ investment. During the third quarter of 2009, Tranche 3 options were converted to Tranche 2 options. During the first quarter of 2010 we completed our IPO, which converted all Tranche 2 and 3 options to time vesting only.

The fair value of the Tranche 1 options are estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, dividend yield, expected volatility, risk-free interest rate and expected term. The expected term of the time vesting options was based on the “simplified” methodology prescribed by Staff Accounting Bulletin (“SAB”) No. 107 (“SAB 107”), in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. Also, because of our lack of history as a public company, we consider the historical and implied volatility of publicly-traded companies within our industry when selecting the appropriate volatility to apply to the options. Ultimately, we utilize the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on management’s judgment with input from our board of directors.

Since completion of our Parent’s IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our Parent’s stock on the New York Stock Exchange (“NYSE”) on the date of the grant. Prior to our Parent’s stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our Parent’s ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involved the use of significant judgments and estimates. Each valuation analysis of our Parent’s ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (e.g., enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

Off-Balance Sheet Arrangements

From time to time, we execute contracts that require us to indemnify the other parties to the contracts. These indemnification obligations arise in two contexts. First, in connection with any asset sales by us, the asset sale agreement typically contains standard provisions requiring us to indemnify the purchaser against breaches by us of representations and warranties contained in the agreement. These indemnities are generally subject to time and liability limitations. Second, we enter into agreements in the ordinary course of business, such as sales agreements, which contain indemnification provisions relating to product quality, intellectual property infringement and other typical indemnities. In certain cases, indemnification obligations arise by law. We believe that our indemnification obligations are consistent with other companies in the markets in which we compete. Performance under any of these indemnification obligations would generally be triggered by a breach of the terms of the contract or by a third-party claim. Any future liabilities due to these indemnities cannot be reasonably estimated or accrued.

In May 2009, Sensata Technologies, Inc. (“STI”), our indirect and wholly-owned subsidiary, negotiated a transition production agreement with Engineered Materials Solutions, LLC, or “EMS,” to ensure the continuation of supply of certain materials. EMS is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The Electrical Contact Systems, or “ECS,” business unit of EMS was our primary supplier for electrical contacts used in the manufacturing of certain of our controls products. We entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. We extended the transition production agreement with EMS on February 4, 2010, and it expired on May 31, 2010. We have transitioned to alternative suppliers for these materials. A letter of credit issued to the consignor under a silver consignment agreement was cancelled in August 2010. We settled the agreements with the consignor and EMS during the third quarter of 2010 for an immaterial amount.

Because we purchase various types of raw materials and component parts from suppliers, such as from EMS as described above, we may be materially and adversely affected by failure of those suppliers to perform as expected. This non-performance may consist of delivery delays or failures caused by production issues or delivery of non-conforming products. This risk of non-performance may also result from the insolvency or bankruptcy of one or more of our suppliers. Our efforts to protect against and to minimize these risks may not always be effective. As we continually review the performance and price competitiveness of our suppliers, we may occasionally seek to engage new suppliers with which we have little or no experience. For example, we do not have a prior relationship with all of the suppliers that we are qualifying for the supply of contacts. The use of new suppliers can pose technical, quality and other risks. See Item 1A, “Risk Factors,” included elsewhere in this Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recently issued accounting standards to be adopted in 2011

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

Accounting standards adopted during the year ended December 31, 2010

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, (“ASU 2010-09”), which eliminated the requirement under Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events (“ASC 855”) for SEC registrants to disclose the date through which they have evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance, and we adopted its provisions as of the issuance of the Quarterly Report for the period ended March 31, 2010. The adoption of ASU 2010-09 was for disclosure purposes only and did not have any effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amended ASC Topic 820, Fair Value Measurement and Disclosure (“ASC 820”) to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amended ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. We adopted these provisions as of January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of ASU 2010-06 did not and will not have any effect on our financial position or results of operations.

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

We are exposed to changes in interest rates and foreign currency exchange rates because we finance certain operations through fixed and variable rate debt instruments and denominate our transactions in a variety of foreign currencies. We are also exposed to changes in the prices of certain commodities (primarily metals) that we use in production. Changes in these rates and commodity prices may have an impact on future cash flow and earnings. We manage these risks through normal operating and financing activities and, when deemed appropriate, through the use of derivative financial instruments.

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

Interest Rate Risk

Given the leveraged nature of our company, we have significant exposure to changes in interest rates. From time to time, we may execute a variety of interest rate derivative instruments to manage interest rate risk. Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows relating to interest payments on our outstanding and forecasted debt, we have executed interest rate swaps, interest rate collars and interest rate caps. These derivatives are accounted for in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”)

In June 2006, we executed U.S. dollar interest rate swap contracts covering $485.0 million of variable rate debt. The interest rate swaps amortize from $485.0 million on the effective date to $25.0 million at maturity in January 2011. We entered into the interest rate swaps to hedge a portion of our exposure to potentially adverse movements in the LIBOR variable interest rates of the debt by converting a portion of our variable rate debt to fixed rates.

No ineffective portion was recorded to earnings during fiscal years 2010, 2009 or 2008. The critical terms of the interest rate swap are identical to those of the designated variable rate debt under our Senior Secured Credit Facility. The 3-month LIBOR rate was 0.30% as of December 31, 2010 and 0.25% as of December 31, 2009.

The terms of the swap as of December 31 are shown in the following table:

Year	Current Notional Principal Amount (U.S. dollars in millions)	Maturity Date	Index	Strike Price
2010	$ 25.0	January 27, 2011	3 Month LIBOR	5.377%
2009	$115.0	January 27, 2011	3 Month LIBOR	5.377%

In June 2006, we executed several Euro interest rate collar contracts covering €750.0 million of variable rate debt. Since June 2006, certain Euro interest rate collars have expired. These contracts hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rate and below the floor rate on a portion of our Euro-denominated debt. In other words, we are protected from paying an interest rate higher than the cap rate, but will not benefit if the benchmark interest rate falls below the floor rate. At interest rates between the cap rate and the floor rate, we will make payments on our Euro-denominated variable rate debt at prevailing market rates. The 3-month EURIBOR rate was 1.01% as of December 31, 2010 and 0.7% as of December 31, 2009.

The terms of the collars as of December 31 are shown in the following table:

Year	Current Notional Principal Amount (Euros in millions)	Amortization	Effective Date	Maturity Date	Cap	At Prevailing Market Rates Between	Floor
2010	€190.0	Amortizing	July 28, 2008	April 27, 2011	4.40%	3.55% – 4.40%	3.55%
2009	€245.0	Amortizing	July 28, 2008	April 27, 2011	4.40%	3.55% – 4.40%	3.55%

In March 2009, we purchased interest rate caps in order to hedge the risk of changes in cash flows attributable to changes in interest rates above the cap rates on a portion of our U.S. dollar and Euro-denominated term loans.

The terms of the interest rate caps as of December 31, 2010 and 2009 are shown in the following table:

Current Notional Principal Amount (in millions)	Amortization	Effective Date	Maturity Date	Cap
$600.0	Amortizing	March 5, 2009	April 29, 2013	5.00%
€100.0	Amortizing	March 5, 2009	April 29, 2013	5.00%

As of December 31, 2010, we had Euro-denominated debt of €557.6 million ($739.7 million).

The significant components of our long-term debt are as follows:

(Dollars in millions)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2010	Fair value as of December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.09%	$907.3	$884.0
Senior secured term loan facility (€380.5 million)	2.79%	504.7	482.8
Senior Notes (denominated in U.S. dollars)	8.00%	201.2	206.9
Senior Subordinated Notes (€177.1 million)	9.00%	235.0	248.6

Total(1)		$1,848.2	$1,822.3

(1)	Total outstanding balance excludes capital leases and other financing obligations of $41.5 million.

Sensitivity Analysis

As of December 31, 2010, we had total U.S. dollar and Euro-denominated variable rate debt with an outstanding balance of $1,412.0 million issued under our Senior Secured Credit Facility, as follows:

•

$907.3 million of U.S. dollar-denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would result in additional annual interest expense of $9.2 million. This increase would not be offset by our variable to fixed interest rate swaps as of December 31, 2010.

•

€380.5 million (equivalent to $504.7 million as of December 31, 2010) of Euro-denominated variable rate debt. An increase of 100 basis points in the EURIBOR rate would result in additional annual interest expense of $5.1 million at an exchange rate of $1.33 to €1.00 as of December 31, 2010. Depending upon prevailing EURIBOR rates, this increase may be offset by a reduction in interest expense resulting from our €190 million of interest rate collars.

We have $201.2 million of 8.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would (decrease)/increase by $6.1 million.

We have €177.1 million (equivalent to $235.0 million as of December 31, 2010) of 9.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would (decrease)/increase by $10.5 million.

As of December 31, 2009, we had Euro-denominated debt of €698.7 million ($1,002.1 million).

The significant components of our long-term debt were as follows:

(Dollars in millions)	Weighted- Average Interest Rate	Outstanding balance as of December 31, 2009	Fair value as of December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.75%	$916.7	$819.1
Senior secured term loan facility (€384.4 million)	3.56%	551.4	476.2
Senior Notes (denominated in U.S. dollars)	8.00%	340.0	333.0
Senior Subordinated Notes (€177.3 million)	9.00%	254.3	240.6
Senior Subordinated Notes (€137.0 million)	11.25%	196.5	194.5

Total(1)		$2,258.9	$2,063.4

(1)	Total outstanding balance excludes capital leases and other financing obligations of $41.9 million.

Sensitivity Analysis

As of December 31, 2009, we had U.S. dollar and Euro-denominated variable rate debt with an outstanding balance of $1,468.1 million issued under our Senior Secured Credit Facility, as follows:

•

$916.7 million of U.S. dollar-denominated variable rate debt. An increase of 100 basis points in the LIBOR rate would have resulted in additional annual interest expense of $9.3 million. This increase would have been offset by a reduction of $3.2 million in interest expense resulting from our $115.0 million of variable to fixed interest rate swaps adjusted for quarterly amortization.

•

€384.4 million (equivalent to $551.4 million as of December 31, 2009) of variable rate debt. An increase of 100 basis points in the EURIBOR rate would have resulted in additional annual interest expense of $5.6 million at an exchange rate of $1.43 to €1.00 as of December 31, 2009. Depending upon prevailing EURIBOR rates, this increase may have been offset by a reduction in interest expense resulting from our €245.0 million of interest rate collars.

As of December 31, 2009, we had $340.0 million of 8.0% fixed rate debt. If market rates relating to this debt increased/(decreased) by 100 basis points, the fair value of the debt would have (decreased)/increased by $11.9 million.

We had €177.3 million (equivalent to $254.3 million as of December 31, 2009) of 9.0% fixed rate debt. If market rates relating to this debt increased /(decreased) by 100 basis points, the fair value of the debt would have (decreased)/ increased by $11.3 million.

We had €137.3 million (equivalent to $196.5 million as of December 31, 2009) of 11.25% fixed rate debt. If market rates relating to this debt (decreased)/ increased by 1 percentage point, the fair value of the debt would increased/ (decreased) by $6.2 million.

Foreign Currency Risks

We are also exposed to market risk from changes in foreign currency exchange rates which could affect operating results as well as our financial position and cash flows. We monitor our exposures to these market risks and generally employ operating and financing activities to offset these exposures where appropriate. If we do not have operating or financing activities to sufficiently offset these exposures, from time to time, we may employ derivative financial instruments such as swaps, collars, forwards, options or other instruments to limit the volatility to earnings and cash flows generated by these exposures. Derivative financial instruments are executed solely as risk management tools and not for trading or speculative purposes. We may employ derivative contracts in the future which are not designated for hedge accounting treatment under ASC 815 which may result in volatility to earnings depending upon fluctuations in the underlying markets.

Our foreign currency exposures include the Euro, Japanese yen, Mexican peso, Chinese renminbi, Korean won, Malaysian ringgit, Dominican Republic peso, British pound, Brazilian real and Singapore dollar. However, the primary foreign currency exposure relates to the U.S. dollar to Euro exchange rate.

Consistent with our risk management objective and strategy to reduce exposure to variability in cash flows on our outstanding debt, in December 2009, we executed a foreign currency call option. This instrument was not designated as a hedge for accounting purposes. In accordance with ASC 815, we recognized the change in the fair value of the derivative in the statement of operations as a gain or loss within Currency translation gain and other, net.

The terms of the Euro call option as of December 31, 2009 were as follows:

Current Notional Principal Amount (Euros in millions)	Final Maturity Date	Strike Price
€100.0	May 24, 2010	$1.55 to €1.00

The table below presents our Euro-denominated financial instruments and other net monetary assets as of December 31, 2010 and 2009 and the estimated impact to pre-tax earnings as a result of revaluing these assets and liabilities associated with a 10% increase/(decrease) to the U.S. dollar to Euro currency exchange rate.

(Amounts in millions)	Asset (liability) balance as of December 31, 2010		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Debt	€(557.6)	$(739.7)	$(74.0)	$74.0
Interest rate collars	€(1.4)	$(1.8)	$(0.2)	$0.2
Interest rate cap	€0.0	$0.0	$0.0	$0.0
Other net monetary assets(1)	€18.8	$25.0	$2.5	$(2.5)

(Amounts in millions)	Asset (liability) balance at December 31, 2009		Increase/(decrease) to pre-tax earnings due to
Euro-denominated financial instruments	Euro	$ Equivalent	10% increase in the U.S. dollar to Euro currency exchange rate	10% (decrease) in the U.S. dollar to Euro currency exchange rate
Debt	€(698.7)	$(1,002.1)	$(100.2)		$100.2
Interest rate collar	€(5.8)	$(8.6)	$(0.9)		$0.9
Interest rate cap	€0.1	$0.2	$—	$	(—)
Euro call option	€0.7	$1.0	$0.1		$(0.1)
Other monetary net assets(1)	€47.5	$68.1	$6.8		$(6.8)

(1)	Includes cash, accounts receivable, other current assets, accounts payable, accrued expenses, income taxes payable, deferred tax liabilities, pension obligations and other long-term liabilities.

Commodity Risk

We enter into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, aluminum, nickel and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, the hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognized the change in fair value of these derivatives in the statement of operations as a gain or loss as a component of Currency translation gain and other, net. During fiscal years 2010, 2009 and 2008, we recognized a net gain/(loss) of $9.1 million, $2.6 million and $(8.3) million, respectively, associated with these derivatives.

The table below presents our commodity forward contracts as of December 31, 2010 and 2009 and the estimated impact to pre-tax earnings associated with a 10% increase/(decrease) in the change in the related forward price for each commodity. The table below excludes $0.7 million and $0.5 million of assets related to amounts realized but not yet settled as of December 31, 2010 and 2009, respectively.

(Amounts in millions, except price per unit and notional amounts)						Increase/(decrease) to pre-tax earnings due to
Commodity	Asset balance as of December 31, 2010	Notional	Weighted Average Contract Price Per Unit	Average Forward Price as of December 31, 2010	Expiration
						10% increase in the forward price	10% (decrease) in the forward price
Silver	$3.7	650,687 troy oz.	25.17	31.02	Various dates during 2011	$2.0	$(2.0)
Gold	$0.6	6,718 troy oz.	1,370.23	1,425.89	Various dates during 2011	$0.9	$(0.9)
Copper	$1.8	2,210,800 pounds	3.49	4.33	Various dates during 2011	$0.9	$(0.9)
Nickel	$0.2	197,122 pounds	10.10	11.19	Various dates during 2011	$0.2	$(0.2)
Aluminum	$0.2	1,505,056 pounds	1.01	1.13	Various dates during 2011	$0.2	$(0.2)

Commodity	Asset (liability) balance at December 31, 2009	Notional	Weighted Average Contract Price Per Unit	Average Forward Price as of December 31,2009	Expiration	Increase/(decrease) to pre-tax earnings due to
						10% increase in the forward price	10% (decrease) in the forward price
Silver	$(0.2)	273,695 troy oz.	$17.50	$16.85	Various dates during 2010	$0.5	$(0.5)
Gold	$—	1,984 troy oz.	$1,106.71	$1,097.15	Various dates during 2010	$0.2	$(0.2)
Nickel	$—	207,912 pounds	$8.36	$8.43	Various dates during 2010	$0.2	$(0.2)
Aluminum	$0.2	1,886,077 pounds	$0.94	$1.02	Various dates during 2010	$0.2	$(0.2)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

1.	Financial Statements

The following consolidated financial statements of Sensata Technologies B.V. are included in this Annual Report on Form 10-K:

2.	Financial Statement Schedules

The following schedule is included elsewhere in this Annual Report on Form 10-K.

Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the audited consolidated financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Sensata Technologies B.V.

We have audited the accompanying consolidated balance sheets of Sensata Technologies B.V. as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(2). These consolidated financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sensata Technologies B.V. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sensata Technologies B.V.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 31, 2011

SENSATA TECHNOLOGIES B.V.

Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$386,155	$148,126
Accounts receivable, net of allowances of $10,655 and $12,739 as of December 31, 2010 and 2009, respectively	198,245	180,839
Inventories	140,949	125,375
Deferred income tax assets	6,566	12,419
Prepaid expenses and other current assets	24,787	16,226
Assets held for sale	559	559

Total current assets	757,261	483,544
Property, plant and equipment at cost	450,922	400,140
Accumulated depreciation	(216,109)	(180,523)

Property, plant and equipment, net	234,813	219,617

Goodwill	1,528,954	1,530,570
Other intangible assets, net	723,144	865,531
Deferred income tax assets	4,526	5,543
Deferred financing costs	25,742	41,147
Other assets	5,831	17,175

Total assets	$3,280,271	$3,163,127

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$16,779	$17,139
Accounts payable	131,975	121,636
Income taxes payable	6,855	8,384
Accrued expenses and other current liabilities	92,046	90,207
Due to Parent	2,974	—
Deferred income tax liabilities	4,608	823

Total current liabilities	255,237	238,189
Deferred income tax liabilities	179,089	165,477
Pension and post-retirement benefit obligations	42,757	49,525
Capital lease and other financing obligations, less current portion	39,544	40,001
Long-term debt, less current portion	1,833,370	2,243,686
Other long-term liabilities	30,092	39,502
Commitments and contingencies

Total liabilities	2,380,089	2,776,380
Shareholder’s equity:
Ordinary shares, €100 nominal value per share, 900 shares authorized; 220 and 180 shares issued as of December 31, 2010 and 2009, respectively	28	22
Due from SCA	—	(388)
Additional paid-in capital	1,423,099	1,051,266
Accumulated deficit	(495,569)	(626,954)
Accumulated other comprehensive loss	(27,376)	(37,199)

Total shareholder’s equity	900,182	386,747

Total liabilities and shareholder’s equity	$3,280,271	$3,163,127

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated Statements of Operations

(Thousands of U.S. dollars)

	For the year ended December 31,
	2010	2009	2008
Net revenue	$1,540,079	$1,134,944	$1,422,655
Operating costs and expenses:
Cost of revenue	948,070	742,080	951,763
Research and development	24,664	16,796	38,256
Selling, general and administrative	192,909	126,282	166,565
Amortization of intangible assets and capitalized software	144,514	153,081	148,762
Impairment of goodwill and intangible assets	—	19,867	13,173
Restructuring	(138)	18,086	24,124

Total operating costs and expenses	1,310,019	1,076,192	1,342,643

Profit from operations	230,060	58,752	80,012
Interest expense	(106,400)	(150,589)	(197,840)
Interest income	863	573	1,503
Currency translation gain and other, net	45,166	107,717	55,455

Income / (loss) from continuing operations before income taxes	169,689	16,453	(60,870)
Provision for income taxes	38,304	43,047	53,531

Income / (loss) from continuing operations	131,385	(26,594)	(114,401)
Loss from discontinued operations, net of tax of $0	—	(395)	(20,082)

Net income / (loss)	$131,385	$(26,989)	$(134,483)

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

	For the year ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income/(loss)	$131,385	$(26,989)	$(134,483)
Net income/(loss)from discontinued operations	—	(395)	(20,082)

Income/(loss)from continuing operations	131,385	(26,594)	(114,401)
Adjustments to reconcile net income/(loss) to net cash provided by operating activities:
Depreciation	38,628	48,427	51,361
Amortization of deferred financing costs	8,564	9,055	10,698
Currency translation (gain)/loss on debt	(72,816)	13,559	(53,209)
Loss/(gain) on repurchases of outstanding Senior and Senior Subordinated Notes	23,474	(120,123)	(14,961)
Share-based compensation	24,983	2,233	2,108
Amortization of intangible assets and capitalized software	144,514	153,081	148,762
Loss on sale and disposal of assets	119	3,665	364
Deferred income taxes	24,267	25,763	29,153
Impairment of goodwill and intangible assets	—	19,867	13,173
Increase/(decrease) from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(17,406)	(35,080)	66,475
Inventories	(15,574)	13,853	26,662
Prepaid expenses and other current assets	(6,201)	12,835	(4,480)
Accounts payable and accrued expenses	3,669	61,405	(108,094)
Income taxes payable	(1,529)	(912)	6,019
Accrued retirement	(1,501)	577	(4,627)
Due to Parent, net	2,974	—	—
Other	13,108	6,583	7,255

Net cash provided by operating activities from continuing operations	300,658	188,194	62,258
Net cash used in operating activities from discontinued operations	—	(403)	(14,437)

Net cash provided by operating activities	300,658	187,791	47,821

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(52,912)	(14,959)	(40,963)
Proceeds from sale of assets	364	585	2,300
Payments on Euro call option	—	(1,075)	—
Acquisition of Airpax business, net of cash received	—	—	175

Net cash used in investing activities from continuing operations	(52,548)	(15,449)	(38,488)
Net cash provided by/(used in) investing activities from discontinued operations	—	372	(225)

Net cash used in investing activities	(52,548)	(15,077)	(38,713)

Cash flows from financing activities:
Proceeds from issuance of ordinary shares to, and capital contributions from, Sensata Intermediate Holding	346,856	—	—
Payments on U.S. term loan facility	(9,500)	(9,500)	(9,500)
Payments on Euro term loan facility	(5,217)	(5,587)	(5,968)
Payments on capitalized lease and other financing obligations	(4,265)	(4,159)	(1,217)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(338,343)	(57,242)	(6,674)
Advances to shareholder	—	(178)	(476)
Dividends paid to shareholder	—	(638)	—
(Payments on)/proceeds from revolving credit facility, net	—	(25,000)	25,000
Proceeds from capital lease and other financing arrangements	—	—	12,597
Proceeds from repayment of advances to shareholder	388	—	—
Payments on debt issuance costs	—	—	(5,211)

Net cash (used in)/provided by financing activities from continuing operations	(10,081)	(102,304)	8,551
Net cash (used in)/provided by financing activities from discontinued operations	—	—	—

Net cash (used in)/provided by financing activities	(10,081)	(102,304)	8,551

Net change in cash and cash equivalents	238,029	70,410	17,659
Cash and cash equivalents, beginning of year	148,126	77,716	60,057

Cash and cash equivalents, end of year	$386,155	$148,126	$77,716

Supplemental cash flow items:
Cash paid for interest	$107,109	$112,389	$205,997
Cash paid for income taxes	$22,184	$18,524	$17,599

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

Consolidated Statements of Changes in Shareholder’s Equity

(Thousands of U.S. dollars)

	Ordinary Shares		Due from Parent	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholder’s Equity	Compre- hensive (Loss)/ Income
	Number	Nominal Value
Balance as of December 31, 2007	180	$22	$—	$1,047,829	$(465,482)	$(16,048)	$566,321
Share-based compensation	—	—	—	2,108	—	—	2,108
Advances to shareholder	—	—	(476)	—	—	—	(476)
Comprehensive loss:
Net loss	—	—	—	—	(134,483)	—	(134,483)	$(134,483)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(5,371)	(5,371)	(5,371)
Defined benefit and retiree healthcare plans:
Actuarial net loss arising during the year, net of tax of $1,034	—	—	—	—	—	(24,603)	(24,603)	(24,603)
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(1)	—	—	—	—	—	221	221	221
Settlement loss, net of tax of $(29)	—	—	—	—	—	1,334	1,334	1,334

Other comprehensive loss								(28,419)

Comprehensive loss								$(162,902)

Balance as of December 31, 2008	180	$22	$(476)	$1,049,937	$(599,965)	$(44,467)	$405,051
Share-based compensation	—	—	—	2,233	—	—	2,233
Advances to shareholder	—	—	(178)	—	—	—	(178)
Dividends paid to shareholder	—	—	—	(638)	—	—	(638)
Dividends declared and settled	—	—	266	(266)	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	(26,989)	—	(26,989)	$(26,989)
Other comprehensive loss:
Unrealized loss on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	(999)	(999)	(999)
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(3,638)	—	—	—	—	—	4,888	4,888	4,888
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(318)	—	—	—	—	—	502	502	502
Amortization of prior service cost included in net periodic pension cost, net of tax of $0	—	—	—	—	—	768	768	768
Settlement loss, net of tax of $(1,401)	—	—	—	—	—	2,109	2,109	2,109

Other comprehensive income								7,268

Comprehensive loss								$(19,721)

Balance as of December 31, 2009	180	$22	$(388)	$1,051,266	$(626,954)	$(37,199)	$386,747
Issuance of ordinary shares and capital contributions from Sensata Intermediate Holding	40	$6	$—	$346,850	$—	$—	$346,856
Share-based compensation	—	—	—	24,983	—	—	24,983
Advances to shareholder	—	—	388	—	—	—	388
Comprehensive income:	—	—	—	—	—	—	—
Net income	—	—	—	—	131,385	—	131,385	$131,385
Other comprehensive income:	—	—	—	—	—	—	—
Unrealized gain on derivative instruments, net, designated and qualifying as cash flow hedges, net of tax of $0	—	—	—	—	—	8,615	8,615	8,615
Defined benefit and retiree healthcare plans:
Actuarial net gain arising during the year, net of tax of $(772)	—	—	—	—	—	1,079	1,079	1,079
Amortization of actuarial net loss included in net periodic pension cost, net of tax of $(167)	—	—	—	—	—	281	281	281
Amortization of prior service cost, included in net periodic pension cost, net of tax of $(4)	—	—	—	—	—	4	4	4
Plan amendment	—	—	—	—	—	(165)	(165)	(165)
Settlement loss, net of tax of $(3)	—	—	—	—	—	9	9	9

Other comprehensive income	—	—	—	—	—		—	9,823

Comprehensive income	—	—	—	—	—	—	—	$141,208

Balance December 31, 2010	220	$28	$—	$1,423,099	$(495,569)	$(27,376)	$900,182

The accompanying notes are an integral part of these financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share amounts, per share amounts, or unless otherwise noted)

1. Basis of Presentation

Description of Business

The consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies B.V. (“Company,” “Sensata,” “we,” “our,” or “us”). We are a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is an indirect, wholly-owned subsidiary of Sensata Technologies Holding N.V. (“Parent”) and the Parent is a majority-owned subsidiary of Sensata Investment Company S.C.A. (“SCA”). The share capital of Sensata Investment Co. is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of the Company’s senior management.

On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business (“S&C” or “Predecessor”) of Texas Instruments Incorporated (“TI” or “Texas Instruments”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “2006 Acquisition”). The 2006 Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

We are incorporated under the laws of the Netherlands, and were purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. We conduct our business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. We organize our operations into the sensors and controls businesses.

Our sensors business is a manufacturer of pressure, force, and electromechanical sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures DC to AC power inverters, which enable the operation of electronic equipment when grid power is not available.

On March 16, 2010, our Parent completed the initial public offering (“IPO”) of its ordinary shares in which it sold 26,315,789 ordinary shares and its existing shareholders and certain employees sold 5,284,211 ordinary shares at a public offering price of $18.00 per share. The net proceeds of the IPO to our Parent, excluding $2.5 million of proceeds from the exercise of stock options, totaled approximately $433.5 million after deducting the underwriters’ discounts and commissions and offering expenses. On April 12, 2010, our Parent announced that the underwriters of its IPO exercised their option to purchase an additional 4,740,000 ordinary shares from selling shareholders at a price of $18.00 per share, which included 353,465 ordinary shares obtained by certain selling shareholders through the exercise of options to purchase ordinary shares. The sale of the additional ordinary shares closed on April 14, 2010. Our Parent did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.

On November 17, 2010, our Parent completed a secondary public offering of our ordinary shares in which its existing shareholders and certain employees sold 23,000,000 ordinary shares at an offering price of $24.10 per share. The net proceeds to our Parent of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $3.7 million. After this offering, SCA owned approximately 64.7% of our Parent’s ordinary shares.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The accompanying consolidated financial statements present separately our financial position, results of operations, cash flows and changes in shareholder’s equity.

All intercompany balances and transactions have been eliminated.

All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

Reclassification

Certain reclassifications have been made to prior periods to conform to current period presentation.

2. Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in accordance with U.S. GAAP requires us to exercise our judgment in the process of applying our accounting policies. It also requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenue and expense during the reporting periods.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, Revenue Recognition (“ASC 605”). Revenue and related cost of sales from product sales is recognized when the significant risks and rewards of ownership have been transferred, title to the product and risk of loss transfers to our customers and collection of sales proceeds is reasonably assured. Based on the above criteria, revenue is generally recognized when the product is shipped from our warehouse or, in limited instances, when it is received by the customer depending on the specific terms of the arrangement. Product sales are recorded net of trade discounts (including volume and early payment incentives), sales returns, value-added tax and similar taxes. Shipping and handling costs are included in cost of revenue. Sales to customers generally include a right of return for defective or non-conforming product. Sales returns have not historically been significant to our revenue and have been within our estimates.

Many of our products are designed and engineered to meet customer specifications. These activities and the testing of our products to determine compliance with those specifications occur prior to any revenue being recognized. Products are then manufactured and sold to customers. Customer arrangements do not involve post-installation or post-sale testing and acceptance.

Share-Based Compensation

ASC Topic 718, Compensation—Stock Compensation, or “ASC 718,” requires that a company measure at fair value any new or modified share-based compensation arrangements with employees and recognize as compensation expense that fair value over the requisite service period.

We estimated the fair value of Tranche 1 options on the date of grant using the Black-Scholes-Merton option-pricing model. Key assumptions used in estimating the grant-date fair value of these options are as follows: the fair value of the ordinary shares, dividend yield, expected volatility, risk-free interest rate and expected term. The expected term of these options is based on the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”), in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilize the simplified method for options granted due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We consider the historical and implied volatility of publicly-traded companies within our peer group when selecting the appropriate volatility to apply to the options. Ultimately, we utilize the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate is based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate is based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield is based on our judgment with input from our Parent’s Board of Directors.

Since completion of our Parent’s IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our Parent’s stock on the New York Stock Exchange (“NYSE”) on the date of the grant. Prior to our Parent’s stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our Parent’s ordinary shares in connection with the issuance of share-based payment awards. The assumptions required by these valuation analyses involved the use of significant judgments and estimates. Each valuation analysis of our Parent’s ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares.

In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

The fair value of the Tranche 2 and 3 options was estimated on the date of grant using the Monte Carlo Simulation Approach. Key assumptions used include those described above for determining the fair value of Tranche 1 options in addition to assumed time to liquidity and probability of an IPO versus a disposition. The assumed time to liquidity and probability of an IPO versus a disposition were based on management’s judgment with input from our Parent’s Board of Directors. There were no Tranche 2 or 3 grants in 2010.

Under the fair value recognition provisions of ASC 718, we recognize share-based compensation expense net of estimated forfeitures and, therefore, only recognize compensation cost for those awards expected to vest over the service period of the awards. Our estimated forfeiture rate at December 31, 2010 was 11% for employees and 0% for directors.

Share-based compensation expense is recognized as a component of selling, general and administrative (“SG&A”) expense which is consistent with where the related employee costs are recorded. Refer to further discussion of share-based payments in Note 10.

We issue new ordinary shares from our pool of authorized ordinary shares in the event of an option exercise.

Financial Instruments

We account for our derivative financial instruments in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) and with ASC Topic 815, Derivatives and Hedging (“ASC 815”). In accordance with ASC 815, we record all derivatives on the balance sheet at fair value. The accounting for the change in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. In addition, ASC 815 provides that, for derivative instruments that qualify for hedge accounting, changes in the fair value are either (a) offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or (b) recognized in equity until the hedged item is recognized in earnings, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. We do not use derivative financial instruments for trading or speculation purposes.

We report cash flows arising from our derivative financial instruments consistent with the classification of cash flows from the underlying hedged items that the derivatives are hedging. Accordingly, cash flows associated with our interest rate swaps, interest rate collars, interest rate caps and commodity forward contracts are classified in cash flows from operating activities in the consolidated statements of cash flows. The initial cash flows associated with the purchase of our foreign currency call option was classified in cash flows from investing activities in the consolidated statements of cash flows.

The fair value of interest rate derivatives is based upon valuation models that use as inputs swaps and zero coupon rates that are obtained from independent data sources that are readily available to market participants. Interest rate swaps are valued using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves. Interest rate collars are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates fell below or exceeded the strike rates of the collars. The variable interest rates used in the calculation of projected cash flows on the collars are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. Interest rate caps are valued using the market standard methodology of discounting the future expected cash flows that would occur if variable interest rates exceed the strike rate of the caps. The variable interest rates used in the calculation of projected cash flows on the caps are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities.

We may enter into foreign currency contracts to reduce our exposure to variability in cash flows on our outstanding debt. Foreign currency call options are valued using the market standard methodology of discounting future expected cash flows based on a forward curve, option market volatility and probability of the option strike resetting in-the-money.

We enter into forward contracts with a third party to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Currently, these hedges have not been designated as accounting hedges. In accordance with ASC 815, we recognize changes in the fair value of these derivatives as a gain or loss as a component of Currency translation gain and other, net in the consolidated statement of operations. The fair value of these forward contracts is determined by reference to forward prices associated with these commodities.

We do not offset fair value amounts recognized for derivative instruments against fair value amounts recognized for the right to reclaim cash collateral.

Refer to further discussion on derivative instruments in Note 15.

Derivative financial instruments: We maintain derivative financial instruments, including interest rate swaps, collars and caps, and commodity forward contracts, with major financial institutions of investment grade credit rating and monitor the amount of credit exposure to any one issuer.

Trade accounts receivable: Concentrations of risk with respect to trade accounts receivable are generally limited due to the large number of customers in various industries and their dispersion across several geographic areas. Although we do not foresee credit risk associated with these receivables to deviate from historical experience, repayment is dependent upon the financial stability of those individual customers. Our largest customer accounted for approximately 8% and 7% of our net revenue for the year ended December 31, 2010 and 2009, respectively.

Advertising Costs

Advertising and other promotional costs are expensed as incurred, and were $690, $304 and $1,035 for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010 and 2009, no advertising costs were reported as assets in our consolidated balance sheets.

Goodwill and Other Intangible Assets

Businesses acquired in purchase transactions are recorded at their fair value on the date of acquisition with the excess of the purchase price over the fair value of assets acquired and liabilities assumed recognized as goodwill. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, or “ASC 350,” goodwill and intangible assets determined to have an indefinite useful life are not amortized, instead these assets are evaluated for impairment on an annual basis and whenever events or business conditions warrant. We evaluate goodwill and indefinite-lived intangible assets for impairment in the fourth quarter of each fiscal year. We establish our reporting units based on an analysis of the components that comprise each of our operating segments. Components of an operating segment are aggregated to form one reporting unit if the components have similar economic characteristics. Goodwill is assigned to reporting units as of the date of the related acquisition. If goodwill is assigned to more than one reporting unit, we utilize an allocation methodology that is consistent with the manner in which the amount of goodwill in a business combination is determined.

Goodwill: We perform an annual impairment review of goodwill in the fourth quarter of each fiscal year, unless events occur which trigger the need for earlier impairment review. Our judgments regarding the existence of impairment indicators are based on legal factors, market conditions, the operational performance and the financial forecasts of the business. We estimate the fair value of reporting units using discounted cash flow models based on our most recent long-range plans giving consideration to valuation multiples (e.g., Invested Capital/EBITDA) for peer companies. We then compare the estimated fair value to the net book value of each reporting unit, including goodwill. The preparation of forecasts of revenue growth and profitability for use in the long-range plan, the selection of the discount rate and the terminal year multiple involve significant judgments. Changes to the forecasts, the discount rate selected or the terminal year multiple could affect the estimated fair value of one or more of the reporting units and could result in a goodwill impairment charge in a future period.

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

Intangible assets: Identified intangible assets, other than indefinite-lived intangible assets, are amortized over the useful life of the asset using a method of amortization that reflects the pattern in which the economic benefits of the intangible asset are consumed over its estimated useful life. If that pattern cannot be reliably determined, then we amortize the intangible asset using the straight-line method. Capitalized software licenses are amortized on a straight-line basis over the term of the license. Costs incurred to renew or extend the term of an intangible asset are capitalized and amortized over the remaining useful life of the intangible asset. No such costs were incurred during the years ended December 31, 2010, 2009 and 2008.

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

Impairment of indefinite-lived intangible assets: We perform an annual impairment review of our indefinite-lived intangible assets unless events occur which trigger the need for an earlier impairment review. The impairment review requires us to make assumptions about future conditions impacting the value of the indefinite- lived intangible assets, including projected growth rates, cost of capital, effective tax rates, royalty rates, market share and other items. The recoverability of these assets is assessed by comparing the projected undiscounted net cash flows associated with those assets to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. We determine fair value by using the appropriate income approach methodology.

As a result of the annual goodwill impairment review in the fourth quarter of 2008, we determined that the goodwill associated with our Interconnection reporting unit was impaired and, therefore, recorded a charge of $13,173 in the consolidated statement of operations for the year ended December 31, 2008. During the first quarter of 2009, we again performed a review of goodwill and intangible assets for potential impairment since indicators were present and concluded that goodwill and intangible assets associated with the Interconnection reporting unit were impaired and recorded a charge of $19,867, of which $5,293 related to goodwill and $14,574 related to intangible assets. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill (refer to Note 5).

Deferred Financing Costs

Expenses associated with the issuance of debt instruments are capitalized and are amortized over the terms of the respective financing arrangement using the effective interest method (periods ranging from 6 to 10 years). In connection with the original issuance of the term loans under the Senior Secured Credit Facility and the 8% Senior Notes due 2014 (“Senior Notes”) and the 9% Senior Subordinated Notes due 2016, we recorded deferred financing costs of $78,590. Additional financing costs of $527 and $3,758 were incurred in connection with the acquisitions of First Technology Automotive and Special Products (“First Technology Automotive”) and Airpax Holdings, Inc. (“Airpax”), respectively. In 2008, we issued €141.0 million of 11.25% Senior Subordinated Notes to refinance amounts outstanding under our existing Senior Subordinated Term Loan, originally issued as bridge financing in July 2007 for the acquisition of Airpax. In connection with this issuance, we recorded additional deferred financing costs of $4,723. In 2008, we entered into a financing arrangement associated with our manufacturing facility in Subang Jaya, Malaysia. In connection with this arrangement, we recorded deferred financing costs of $488. Amortization of these costs is included as a component of interest expense in the consolidated statements of operations and amounted to $8,564, $9,055 and $10,698 for the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, we commenced cash tender offers for our Senior Notes and Senior Subordinated Notes. Additionally, during the year, we redeemed all of our outstanding 11.25% Senior Subordinated Notes. As a result of these transactions, we incurred charges for the write-off of debt issuance costs of $6.8 million. The charges were included in Currency translation gain and other, net.

During the year ended December 31, 2009, we repurchased $110.0 million of our outstanding Senior Notes and €54.3 million (or $72.5 million) of our outstanding Senior Subordinated Notes. Additionally, during the year ended December 31, 2008, we repurchased €17.4 million (or $22.4 million) of our outstanding 9% Senior Subordinated Notes. As a result of these repurchases, we incurred charges for the write-off of deferred financing costs of $5.3 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. The charges were included in Currency translation gain and other, net.

Deferred financing costs recognized in the consolidated balance sheets were $25,742 and $41,147 as of December 31, 2010 and 2009, respectively.

Income Taxes

We provide for income taxes utilizing the asset and liability method. Under this method, deferred income taxes are recorded to reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each balance sheet date, based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to reverse or settle. If it is determined that it is more likely than not that future tax benefits associated with a deferred tax asset will not be realized, a valuation allowance is provided. The effect on deferred tax assets and liabilities of a change in statutory tax rates is recognized in the consolidated statements of operations as an adjustment to income tax expense in the period that includes the enactment date.

Pension and Other Post-Retirement Benefit Plans

We sponsor various pension and other post-retirement benefit plans covering our employees in several countries. The estimates of the obligations and related expense of these plans recorded in the financial statements are based on certain assumptions. The most significant assumptions relate to discount rate, expected return on plan assets and rate of increase in healthcare costs. Other assumptions used include employee demographic factors such as compensation rate increases, retirement patterns, employee turnover rates and mortality rates. We update these assumptions annually. The difference between these assumptions and actual experience results in the recognition of an asset or liability. If the total net actuarial (gain)/loss included in Accumulated other comprehensive loss exceeds a threshold of 10% of the greater of the projected benefit obligation or the market related value of plan assets, it is subject to amortization and recorded as a component of net periodic pension cost over the average remaining service lives of the employees participating in the pension plan.

The discount rate reflects the current rate at which the pension and other post-retirement liabilities could be effectively settled considering the timing of expected payments for plan participants. It is used to discount the estimated future obligations of the plans to the present value of the liability reflected in the financial statements. In estimating this rate, we consider rates of return on high-quality fixed-income investments included in various bond indexes, adjusted to eliminate the effect of call provisions and differences in the timing and amounts of cash outflows related to the bonds.

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

Allowance for Losses on Receivables

The allowance for losses on receivables is used to provide for potential impairment of receivables. The allowance represents an estimate of probable but unconfirmed losses in the receivable portfolio. We estimate the allowance on the basis of specifically identified receivables that are evaluated individually for impairment, and a statistical analysis of the remaining receivables determined by reference to past default experience. Customers are generally not required to provide collateral for purchases.

Management judgments are used to determine when to charge off uncollectible trade accounts receivable. We base these judgments on the age of the receivable, credit quality of the customer, current economic conditions and other factors that may affect a customer’s ability to pay.

During the years ended December 31, 2010, 2009 and 2008, (reductions)/provisions to the allowance for losses on receivables recognized within selling, general and administrative expense, totaled $(2,296), $3,764 and $1,411, respectively.

Inventories

Inventories are stated at the lower of cost or estimated net realizable value. Cost for raw materials, work-in-process and finished goods is determined based on a first-in, first-out basis and includes material, labor and applicable manufacturing overhead as well as transportation and handling costs. We conduct quarterly inventory reviews for salability and obsolescence, and inventory considered unlikely to be sold is adjusted to net realizable value.

Property, Plant and Equipment and Other Capitalized Costs

Property, plant and equipment (“PP&E”) are stated at cost and depreciated on a straight-line basis over their estimated economic useful lives. Depreciable lives of plant and equipment are as follows:

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

Expenditures for maintenance and repairs are charged to expense as incurred, whereas major improvements are capitalized.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Net unrealized loss on derivatives	$(3,190)	$(11,805)
Defined benefit pension and retiree healthcare plans	(24,186)	(25,394)

	$(27,376)	$(37,199)

Amounts recorded in accumulated other comprehensive loss are net of tax expense of $5,298 and $4,353 as of December 31, 2010 and 2009, respectively.

Foreign Currency

For financial reporting purposes, the functional currency of all our subsidiaries is the U.S. dollar because of the significant influence of the U.S. dollar on our operations. In certain instances, we enter into transactions that are denominated in a currency other than the U.S. dollar. At the date the transaction is recognized, each asset, liability, revenue, expense, gain or loss arising from the transaction is measured and recorded in U.S. dollars using the exchange rate in effect at that date. At each balance sheet date, recorded monetary balances denominated in a currency other than the U.S. dollar are adjusted to the U.S. dollar using the current exchange rate with gains or losses recorded in Currency translation gain and other, net in the consolidated statements of operations. We have recorded currency gains/(losses) of $65,330, $(13,188) and $48,210 for the years ended December 31, 2010, 2009 and 2008, respectively.

Currency translation gain and other, net

Currency translation gain and other, net for the years ended December 31, 2010, 2009 and 2008 consisted of the following:

	For the year ended December 31,
	2010	2009	2008
Currency translation gain/(loss) on debt	$72,816	$(13,559)	$53,209
Currency translation (loss)/gain on net monetary assets	(7,486)	371	(4,999)
(Loss)/gain on repurchases of outstanding Senior and Senior Subordinated Notes, net of write-off of deferred financing costs	(23,474)	120,123	14,961
Gain/(loss) on commodity forward contracts	9,140	2,590	(8,250)
Loss on Euro call option	(993)	(82)	—
Loss on assets held for sale	—	(1,636)	—
Loss on the release of tax related indemnification assets and other tax items	(5,221)	—	—
Other gain/(loss)	384	(90)	534

	$45,166	$107,717	$55,455

Recently issued accounting standards to be adopted in 2011:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, or “ASU 2009-13.” ASU 2009-13 establishes the accounting and reporting guidance for arrangements that include multiple revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments in ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable. Enhanced disclosures are also required to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about the nature and terms of the arrangement, significant deliverables, and the vendor’s performance within arrangements. The amendments also require providing information about the significant judgments made and changes to those judgments and about how the application of the relative selling-price method affects the timing or amount of revenue recognition. The amendments in ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for us. Early application is permitted. The adoption of ASU 2009-13 will not have a material impact on our financial position or results of operations.

Other new pronouncements issued but not effective until after January 1, 2011 are not expected to have a significant effect on our financial position or results of operations.

Accounting standards adopted during the year ended December 31, 2010:

In February 2010, the FASB issued ASU 2010-09, Amendments to Certain Recognition and Disclosure Requirements, or “ASU 2010-09,” which eliminated the requirement under ASC Topic 855, Subsequent Events, or “ASC 855” for Securities and Exchange Commission (“SEC”) registrants to disclose the date through which they have evaluated subsequent events in the financial statements. ASU 2010-09 was effective upon issuance, and we adopted its provisions as of the issuance of the Quarterly Report for the period ended March 31, 2010. The adoption of ASU 2010-09 was for disclosure purposes only and did not have any effect on our financial position or results of operations.

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements, or “ASU 2010-06,” which amended ASC Topic 820, Fair Value Measurement and Disclosure, or “ASC 820” to require a number of additional disclosures regarding fair value measurements. In addition to the new disclosure requirements, ASU 2010-06 amended ASC 820 to clarify that reporting entities are required to provide fair value measurement disclosures for each class of assets and liabilities. Prior to the issuance of ASU 2010-06, the guidance in ASC 820 required separate fair value disclosures for each major category of assets and liabilities. ASU 2010-06 also clarified the requirement for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. Except for the requirement to disclose information about purchases, sales, issuance and settlements in the reconciliation of recurring Level 3 measurements on a gross basis, all of the provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009. We adopted these provisions as of January 1, 2010. The requirement to separately disclose purchases, sales, issuances and settlements of recurring Level 3 measurements is effective for annual reporting periods beginning after December 15, 2010, or January 1, 2011 for us. The adoption of ASU 2010-06 did not and will not have any effect on our financial position or results of operations.

In June 2009, the FASB issued guidance now codified within ASC Topic 810, Consolidation, or “ASC 810,” which requires entities to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance was effective as of the beginning of the annual reporting period commencing after November 15, 2009. We adopted these provisions as of January 1, 2010. The adoption of the guidance codified within ASC 810 did not have any effect on our financial position or results of operations.

3. Property, Plant and Equipment

PP&E as of December 31, 2010 and 2009 consisted of the following:

	Depreciable Lives	December 31, 2010	December 31, 2009
Land	—	$19,458	$19,458
Buildings and improvements	2 – 40 years	134,888	130,330
Machinery and equipment	2 – 10 years	296,576	250,352

		450,922	400,140
Less accumulated depreciation		(216,109)	(180,523)

Total		$234,813	$219,617

Depreciation expense for PP&E, including amortization of capitalized leases, totaled $38,628, $48,427 and $51,361 for the years ended December 31, 2010, 2009 and 2008, respectively.

PP&E is identified as held for sale when it meets the held for sale criteria of ASC Topic 360, Property, Plant, and Equipment. We cease recording depreciation on assets that are classified as held for sale. The net carrying values of the assets which have been classified as Assets held for sale as of December 31, 2010 and 2009 were as follows:

	December 31, 2010	December 31, 2009
Standish, Maine facility	$238	$238
Matamoros, Mexico facility	321	321

	$559	$559

During the years ended December 31, 2009 and 2008, we recognized impairment charges related to our former Grand Blanc facility of $459 and $684, respectively, in response to the decline in real estate values in Grand Blanc, Michigan. During 2009, we completed the sale of the Grand Blanc facility. The Grand Blanc facility was part of the sensors business reporting segment.

Additionally, during the year ended December 31, 2009, we recognized an impairment charge of $1,202 related to our Standish facility. As of December 31, 2010, we continued to hold for sale our Standish, Maine facility. The Standish facility is part of our sensors business reporting segment.

We classified assets associated with our former manufacturing facility in Matamoros, Mexico as held for sale. We anticipate the sale of these assets to occur prior to December 31, 2011. These assets are attributed to our Controls reporting segment.

PP&E as of December 31, 2010 and 2009 included the following assets under capital leases:

	December 31, 2010	December 31, 2009
Property under capital leases	$31,753	$31,882
Accumulated depreciation	(7,399)	(5,907)

Net property under capital leases	$24,354	$25,975

4. Inventories

Inventories as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Finished goods	$45,397	$41,931
Work-in-process	25,353	20,627
Raw materials	70,199	62,817

Total	$140,949	$125,375

As of December 31, 2010 and 2009, inventories totaling $3,185 and $2,360, respectively, had been consigned to others.

5. Goodwill and Other Intangible Assets

The following table outlines the changes in goodwill, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2007	$1,166,567	$—	$1,166,567	$389,435	$—	$389,435	$1,556,002	$—	$1,556,002
Airpax acquisition—purchase accounting adjustments	—	—	—	(6,056)		(6,056)	(6,056)		(6,056)
Impairment	—	—	—	—	(13,173)	(13,173)		(13,173)	(13,173)

Balance as of December 31, 2008	1,166,567	—	1,166,567	383,379	(13,173)	370,206	1,549,946	(13,173)	1,536,773
First Technology Automotive acquisition—purchase accounting adjustments	(209)	—	(209)	—	—	—	(209)	—	(209)
Airpax acquisition—purchase accounting adjustments	—	—	—	(701)	—	(701)	(701)	—	(701)
Impairment	—	—	—	—	(5,293)	(5,293)	—	(5,293)	(5,293)

Balance as of December 31, 2009	1,166,358	—	1,166,358	382,678	(18,466)	364,212	1,549,036	(18,466)	1,530,570
First Technology Automotive acquisition—purchase accounting adjustments	(1,553)	—	(1,553)	(63)	—	(63)	(1,616)	—	(1,616)

	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954

Goodwill attributed to the acquisitions above reflect our allocation of purchase price to the estimated fair value of certain assets acquired and liabilities assumed. The purchase accounting adjustments above reflect changes in estimates associated with exit and severance restructuring reserves as well as revisions in fair value estimates of acquired intangible assets and PP&E.

As discussed in Note 2, during the fourth quarter of 2008 and the first quarter of 2009, we determined that goodwill and intangible assets associated with the Interconnection reporting unit were impaired and recorded charges totaling $13,173 (goodwill) and $19,867 (goodwill of $5,293 and intangible assets of $14,574), respectively, in the consolidated statements of operations. We believe that the global economic crisis, economic conditions within the semiconductor end-market and an increase in the competitive landscape surrounding suppliers to the semiconductor end-market were all factors that led to the impairment of goodwill. We utilized a discounted cash flow analysis to estimate the fair value of the Interconnection reporting unit. Key assumptions that were used in the development of the fair value of the Interconnection reporting unit include our forecast of revenue and earnings, the long-term expected growth rate for the reporting unit, the discount rate, and our forecast of capital expenditures and required working capital investment. Our revenue and earnings forecasts for this business depend on many factors, including the ability to project customer spending, particularly within the semiconductor industry. Changes in the level of spending in the industry and/or by our customers could result in a change to our forecasts, which, in turn, could result in a future impairment of goodwill and/or intangible assets.

As of October 1, 2010, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair value of our reporting units and indefinite-lived intangible assets exceeded their carrying value on that date. Should certain assumptions used in the development of the fair value of our reporting units or indefinite-lived intangible assets change, we may be required to recognize additional goodwill or intangible asset impairments.

As discussed in Note 16, in 2009 we revised our accrual related to facility exit and other costs established through purchase accounting for First Technology Automotive and Airpax. As a result, we reduced goodwill by a corresponding amount of $209 related to First Technology Automotive and $701 related to Airpax.

The change in goodwill during 2010 related primarily to a reduction in our restructuring liabilities associated with our obligations on the Farnborough, United Kingdom lease acquired in the First Technology Automotive Acquisition. The reduction was due to the execution of a sublease with more favorable terms than originally anticipated. See Note 16, “Restructuring Costs” for further detail.

Definite-lived intangible assets have been amortized on an accelerated or economic benefit basis over their estimated lives. The following table outlines the components of other acquisition-related intangible assets, excluding goodwill, that are subject to amortization as of December 31, 2010 and 2009:

	Weighted- Average Life (Years)	December 31, 2010				December 31, 2009
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	16	$268,170	$109,115	$2,430	$156,625	$268,170	$85,233	$2,430	$180,507
Customer relationships	10	1,026,840	535,795	12,144	478,901	1,026,840	420,811	12,144	593,885
Non-compete agreements	6	23,400	8,825	—	14,575	23,400	4,711	—	18,689
Tradenames	10	720	440	—	280	720	338	—	382

Total	11	$1,319,130	$654,175	$14,574	$650,381	$1,319,130	$511,093	$14,574	$793,463

During the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense on our definite-lived intangible assets of $143,082, $151,427 and $147,644, respectively. Amortization of these acquisition-related intangible assets is estimated to be $131,609 in 2011, $119,983 in 2012, $105,098 in 2013, $93,323 in 2014 and $84,615 in 2015.

In connection with the 2006 Acquisition, we concluded that our Klixon® brand name is an indefinite-lived intangible asset, as the brand has been in continuous use since 1927, and we have no plans to discontinue using the Klixon® name. An amount of $59,100 was assigned to the brand name in the purchase price allocation.

In connection with the Airpax Acquisition, we concluded that our Airpax® brandname is an indefinite-lived intangible asset, as the brand has been in continuous use since 1948 and we have no plans to discontinue using the Airpax® name. An amount of $9,370 was assigned to the brand name in the purchase price allocation.

In addition, other intangible assets recognized on the consolidated balance sheets include capitalized software licenses with gross carrying amounts of $8,973 and $6,849 and net carrying amounts of $4,293 and $3,598 as of December 31, 2010 and 2009, respectively. The weighted-average life for the capitalized software is 4.0 years. During the years ended December 31, 2010, 2009 and 2008, we recorded amortization expense on our capitalized software of $1,432, $1,654 and $1,118, respectively.

6. Accrued expenses and other current liabilities

Accrued expenses and other current liabilities as of December 31, 2010 and 2009 consisted of the following:

	December 31, 2010	December 31, 2009
Accrued interest	$13,533	$27,595
Accrued bonuses	17,006	5,503
Accrued salaries, wages and vacation pay	16,586	14,795
Accrued taxes	6,956	7,911
Accrued restructuring expenses	1,267	4,219
Accrued professional fees	6,431	2,818
Accrued freight, utility and insurance	7,615	7,055
Other payroll related accruals	3,178	2,745
VAT tax payable	2,465	1,480
Deferred income	2,253	2,262
Current portion of pension and post-retirement benefit obligations	902	832
Accrued profit sharing	468	600
Other accrued expenses and current liabilities	13,386	12,392

Total	$92,046	$90,207

7. Debt

Our debt as of December 31, 2010 and 2009 consisted of the following:

	Weighted- Average Interest Rate for the year ended December 31, 2010	December 31, 2010	December 31, 2009
Senior secured term loan facility (denominated in U.S. dollars)	2.09%	$907,250	$916,750
Senior secured term loan facility (€380.5 million)	2.79%	504,741	551,350
Senior Notes (denominated in U.S. dollars)	8.00%	201,181	340,006
Senior Subordinated Notes (€177.1 million)	9.00%	234,978	254,303
Senior Subordinated Notes	11.25%	—	196,483
Less: current portion		(14,780)	(15,206)

Long-term debt, less current portion		$1,833,370	$2,243,686

Capital lease and other financing obligations	8.63%	$41,543	$41,934
Less: current portion		(1,999)	(1,933)

Long-term portion of capital lease and other financing obligations		$39,544	$40,001

Senior Secured Credit Facility

On April 27, 2006 (inception), we entered into a multi-currency $1,500.0 million senior secured credit facility with Morgan Stanley Senior Funding, Inc., Banc of America Securities LLC and Goldman Sachs Credit Partners, L.P., as joint lead arrangers (the “Senior Secured Credit Facility”). The Senior Secured Credit Facility consists of a $150.0 million revolving credit facility; a $950.0 million U.S. dollar-denominated term loan facility; and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance).

Under the $150.0 million revolving credit facility, there is $143.1 million of availability (net of $6.9 million in letters of credit) as of December 31, 2010, and $131.1 million of availability (net of $18.9 million in letters of credit) as of December 31, 2009. Outstanding letters of credit are issued primarily for the benefit of certain operating activities. As of December 31, 2010, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire at various dates before June 2011.

Revolving loans may be borrowed, repaid and re-borrowed to fund our working capital needs. Term loans may only be borrowed on the closing date and no amount of term loans once repaid may be reborrowed.

The Senior Secured Credit Facility also provides for an incremental term loan facility and/or incremental revolving credit facility in an aggregate principal amount of $250.0 million. We issued €73.0 million ($95.4 million, at issuance) on December 19, 2006 to finance the purchase of First Technology Automotive, reducing the amount which may be borrowed under the incremental facility to $154.6 million. The incremental facilities rank pari passu in right of payment and security with the other Senior Secured Credit Facilities and mature at the final maturity of the term loan facility and the revolving credit facility, respectively. The incremental borrowing facilities may be activated at any time up to a maximum of three times during the term of the Senior Secured Credit Facility with consent required only from those lenders that agree, at their sole discretion, to participate in such incremental facility and subject to certain conditions, including pro forma compliance with all financial covenants as of the date of incurrence and for the most recent determination period after giving effect to the incurrence of such incremental facility.

All obligations under the Senior Secured Credit Facility are unconditionally guaranteed by certain of our indirectly wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries located in certain non-U.S. jurisdictions including the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax acquisition) (collectively, the “Guarantors”). The collateral for such borrowings under the Senior Secured Credit Facility consists of all shares of capital stock, intercompany debt and substantially all present and future property and assets of the Guarantors.

The Senior Secured Credit Facility contains financial covenants that, among other things, limit our maximum total leverage ratio (total indebtedness to Earnings Before Interest, Taxes, Depreciation and Amortization and certain other adjustments (“Adjusted EBITDA”), as defined by the terms of the Senior Secured Credit Facility) and requires us to maintain a minimum interest coverage ratio (Adjusted EBITDA to total interest expense, as defined by the terms of the Senior Secured Credit Facility). All of the financial covenants are calculated on a pro forma basis and for each consecutive four fiscal quarter periods ending with the most recent fiscal quarter. The financial covenants became more restrictive in the fourth quarter of fiscal year 2010. In addition, non-financial covenants confer limitations on our ability to incur subsequent indebtedness, incur liens, prepay subordinated debt, make loans and investments, merge or consolidate, sell assets, change its business or amend the terms of its subordinated debt and limit the payment of dividends.

The Senior Secured Credit Facility also stipulates certain events and conditions which may require us to use excess cash flow, as defined by the terms of the agreement, generated by operating, investing or financing activities, to prepay some or all of the outstanding borrowings under the Senior Secured Credit Facility beginning in 2008.

As per the terms of the Senior Secured Credit Facility, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2010 and 2009, for purposes of the Senior Secured Credit Facility, all of our subsidiaries were “Restricted Subsidiaries.” Under certain circumstances, we will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the credit agreement.

The final maturity of the revolving credit facility is on April 27, 2012. Loans made pursuant to the revolving credit facility must be repaid in full on or prior to such date and are pre-payable at our option at par. All letters of credit issued thereunder will terminate at final maturity unless cash collateralized prior to such time. The final maturity of the term loan facility is on April 27, 2013. The term loan must be repaid during the final year of the term loan facility in equal quarterly amounts, subject to amortization of approximately 1% per year prior to such final year.

The Senior Secured Credit Facility provides us with the ability to draw funds for ongoing working capital and other general corporate purposes under a revolving facility (the “Revolving Credit Facility”), which includes a subfacility for swingline loans. The Revolving Credit Facility bears interest (i) for amounts drawn in U.S. dollars, at the borrower’s option, (x) at LIBOR plus a 200 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 125 basis points to 200 basis points) or (y) at the greater of the Prime rate as published by the Wall Street Journal or  1/2 of 1% per annum above the Federal Funds rate plus a 100 basis point spread subject to a pricing grid based on our leverage ratio (the spreads range from 25 basis points to 100 basis points) (all amounts drawn under the swingline subfacility are subject to interest calculated under this clause (i)(y)), and (ii) for amounts drawn in Euros, at EURIBOR plus a 200 basis point spread. We are subject to a 37.5 basis point commitment fee on the unused portion of the Revolving Credit Facility. This commitment fee is also subject to a pricing grid based on our leverage ratio. The spreads on the commitment fee range from 37.5 basis points to 50 basis points. The maximum that can be drawn under the swingline subfacility is $25.0 million, and is part of, not in addition to, the total Revolving Credit Facility amount of $150.0 million. Amounts drawn under the Revolving Credit Facility can be prepaid at any time without premium or penalty, subject to certain restrictions, including advance notice. Amounts drawn under the Revolving Credit Facility must be paid in full at the final maturity date of April 27, 2012.

The term loan facility bears interest at LIBOR plus 175 basis points in the case of borrowings denominated in U.S. dollars and EURIBOR plus 200 basis points in the case of borrowings denominated in Euros. The interest payments on the Senior Secured Credit Facility are due quarterly.

Pursuant to the Senior Secured Credit Facility, we are required to pay to our lender on a quarterly basis a commitment fee on the undrawn line of credit. For the years ended December 31, 2010, 2009 and 2008, we paid $634, $614 and $668, respectively, to our lender.

During 2009, we borrowed and repaid amounts under our revolving credit facility. As of December 31, 2010 and 2009, we had no amount outstanding under its revolving credit facility.

Senior Notes

The Senior Notes were issued under an indenture dated as of April 27, 2006 (inception) among us, as issuer, The Bank of New York, as trustee, and the Guarantors (the “Senior Notes Indenture”). The Senior Notes mature on May 1, 2014. Interest is payable semi-annually (at 8% per annum) in cash to holders of Senior Notes of record at the close of business on April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The Senior Notes were issued in an aggregate principal amount of $450.0 million. Proceeds from the issuance of the Senior Notes were used to fund a portion of the 2006 Acquisition.

The Senior Notes Indenture limits, under certain circumstances, the borrowers’ ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of its capital stock, redeem its capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

As per the terms of the Senior Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2010 and December 31, 2009, all of our subsidiaries were “Restricted Subsidiaries.” Under certain circumstances, STBV will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the Senior Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the Senior Notes.

Additional securities may be issued under the Senior Notes Indenture in one or more series from time to time, subject to certain limitations.

The Senior Notes are general unsecured obligations of the borrowers and are effectively subordinated to all secured indebtedness of the Company to the extent of the value of the assets securing such secured indebtedness and to all indebtedness and other liabilities (including trade payables) of our subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the Senior Notes are general unsecured obligations of such Guarantor.

We may redeem some or all of the Senior Notes after May 1, 2010 at the redemption prices listed below, plus accrued interest.

Beginning May 1	Percentage
2010	104.0
2011	102.0
2012 and thereafter	100.0

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the Senior Notes or the guarantees, we may redeem the Senior Notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change of control, we will be required to make an offer to purchase the Senior Notes then outstanding at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of repurchase. In the event of a change of control, the Senior Notes will be subject to repurchase prior to the Senior Subordinated Notes.

Senior Subordinated Notes

We have 9% Senior Subordinated Notes outstanding as of December 31, 2010. The 11.25% Senior Subordinated Notes were repaid in full in fiscal year 2010.

9% Senior Subordinated Notes

The outstanding 9% Senior Subordinated Notes (the “9% Senior Subordinated Notes”) were issued under an indenture dated as of April 27, 2006 (inception) among us, as issuer, The Bank of New York, as trustee, The Bank of New York (Luxembourg) S.A., as Luxembourg paying agent, and the Guarantors (the “9% Senior Subordinated Notes Indenture”). The 9% Senior Subordinated Notes mature on May 1, 2016, and interest of 9% annually is payable semi-annually in cash to holders of the 9% Senior Subordinated Notes of record at the close of business on April 15 or October 15 immediately preceding the interest payment date, on May 1 and November 1 of each year, commencing November 1, 2006. Interest is paid on the basis of a 360-day year consisting of twelve 30-day months.

The 9% Senior Subordinated Notes were issued initially in an aggregate principal amount of €245.0 million ($301.6 million, at issuance). Proceeds from the issuance of the 9% Senior Subordinated Notes were used to fund a portion of the 2006 Acquisition.

We may redeem some or all of the 9% Senior Subordinated Notes beginning on May 1, 2011, at the redemption prices listed below, plus accrued and unpaid interest.

Beginning May 1,	Percentage
2011	104.5
2012	103.0
2013	101.5
2014 and thereafter	100.0

We may also redeem any of the 9% Senior Subordinated Notes at any time prior to May 1, 2011, at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus the applicable premium, which is the greater of (a) 1% of the then outstanding principal amount of the 9% Senior Subordinated Notes and (b) the excess of the sum of the present value of the 9% Senior Subordinated Notes on such redemption date and all required interest payments due on such notes through May 1, 2011, over the then outstanding principal amount of the 9% Senior Subordinated Notes.

The 9% Senior Subordinated Notes Indenture limits, under certain circumstances, the borrowers’ ability and the ability of its Restricted Subsidiaries to: incur additional indebtedness, create liens, pay dividends and make other distributions in respect of its capital stock, redeem its capital stock, make certain investments or certain restricted payments, sell certain kinds of assets, enter into certain types of transactions with affiliates and effect mergers or consolidations. These covenants are subject to a number of important exceptions and qualifications.

If certain changes in the law of any relevant taxing jurisdiction become effective that would impose withholding taxes or other deductions on the payments on the 9% Senior Subordinated Notes or the guarantees, STBV may redeem the notes of that series in whole, but not in part, at any time, at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, if any, and additional amounts, if any, to the date of redemption.

Upon a change in control, we will be required to make an offer to purchase the 9% Senior Subordinated Notes at a purchase price equal to 101% of their principal amount, plus accrued interest to the date of repurchase.

As per the terms of the 9% Senior Subordinated Notes, Restricted Subsidiaries are also subject to restrictive covenants. As of December 31, 2010 and 2009, all of our subsidiaries were “Restricted Subsidiaries.” Under certain circumstances, we will be permitted to designate subsidiaries as “Unrestricted Subsidiaries.” Unrestricted Subsidiaries will not be subject to the restrictive covenants of the 9% Senior Subordinated Notes Indenture. Unrestricted Subsidiaries will not guarantee any of the 9% Senior Subordinated Notes.

Additional securities may be issued under the 9% Senior Subordinated Notes Indenture in one or more series from time to time, subject to certain limitations.

The 9% Senior Subordinated Notes are our general unsecured obligations and are subordinated in right of payment to all of our existing and future senior debt, including our obligations under the Senior Notes and the Senior Secured Credit Facility, and to all indebtedness and other liabilities (including trade payables) of our subsidiaries that are not Guarantors.

The guarantees of each Guarantor with respect to the 9% Senior Subordinated Notes are general unsecured obligations of such Guarantor.

Restrictions on Dividends

The subsidiary guarantors under the Senior Secured Credit Facility and the indentures governing the notes are generally not restricted in their ability to pay dividends or otherwise distribute funds to us, except for restrictions imposed under applicable corporate law. We, however, are limited in our ability to pay dividends or otherwise make other distributions to our immediate parent company, under the Senior Secured Credit Facility and the indentures governing the notes. Specifically, the Senior Secured Credit Facility prohibits us from paying dividends or making any distributions to our parent companies except for limited purposes, including, but not limited to: (i) customary and reasonable out-of-pocket expenses, legal and accounting fees and expenses and overhead of such parent companies incurred in the ordinary course of business to the extent attributable to our business and our subsidiaries and in the aggregate not to exceed $5 million in any fiscal year, plus reasonable and customary indemnification claims made by our directors or officers attributable to our ownership and our Restricted Subsidiaries, (ii) franchise taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies, (iii) tax liabilities to the extent attributable to our business and our subsidiaries, (iv) repurchase, retirement or other acquisition of equity interests of the parent from certain present, future and former employees, directors, managers, consultants of the parent companies, us or our subsidiaries in an aggregate amount not to exceed $7.5 million in any fiscal year, plus the amount of cash proceeds from certain equity issuances to such persons, the amount of equity interests subject to a certain deferred compensation plan and the amount of certain key-man life insurance proceeds, (v) payment of dividends or distributions with proceeds from the disposition of certain assets (net of mandatory prepayments) in an amount not to exceed $200 million and (vi) dividends and other distributions in an aggregate amount not to exceed $25 million (subject to increase to $35 million if the leverage ratio is less than 5.0 to 1.0 and to $50 million if the leverage ratio is less than 4.0 to 1.0, plus, if the leverage ratio is less than 5.0 to 1.0, the amount of excess cash flow not otherwise applied).

The Senior Notes Indenture and 9% Senior Subordinated Notes Indenture (collectively, the “Indentures”) generally provide that we can pay dividends and make other distributions to our parent companies in an amount not to exceed (i) 50% of our consolidated net income for the period beginning March 31, 2006 and ending as of the end of the last fiscal quarter before the proposed payment, plus (ii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities received by us after April 27, 2006 from the issuance and sale of our equity interests of STBV (subject to certain exceptions), plus (iii) 100% of the aggregate amount of cash and the fair market value of property and marketable securities contributed to our capital after April 27, 2006, plus (iv) 100% of the aggregate amount received in cash and the fair market value of property and marketable securities received after April 27, 2007 from the sale of certain investments or the sale of certain subsidiaries, provided that certain conditions are satisfied, including that we have a consolidated interest coverage ratio of greater than 2.0 to 1.0. The restrictions on dividends and other distributions contained in the Indentures are subject to certain exceptions, including (i) the payment of dividends following the first public offering of the common stock of any of our direct or indirect parent companies in an amount up to 6.0% per annum of the net cash proceeds contributed to the Company in any such offering, (ii) the payment of dividends to permit any of our parent companies to pay taxes, general corporate and operating expenses, certain advisory fees and customary compensation of officers and employees of such parent companies and (iii) dividends and other distributions in an aggregate amount not to exceed $75 million.

Our net assets subject to these restrictions totaled $900.2 million at December 31, 2010.

Lines of Credit

We also have uncommitted local lines of credit with commercial lenders at certain of our subsidiaries in the amount of $11.0 million. No amounts were drawn on these lines as of December 31, 2010.

Extinguishment of Debt

On February 26, 2010, we announced the commencement of cash tender offers related to our Senior Notes, our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014 (the 9% and 11.25% Senior Subordinated Notes are together referred to as the “Senior Subordinated Notes”). The cash tender offers settled during the first quarter of 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

On April 1, 2010, we announced the redemption of all of the outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of the outstanding Senior Notes at a redemption price equal to 104.000% of the principal amount. We paid $225.0 million in principal, $10.4 million in premium and $8.4 million of accrued interest in May 2010 to complete the redemption.

In connection with these transactions, during the year ended December 31, 2010, we recorded losses in Currency translation gain and other, net of $23.5 million including the write-off of debt issuance costs of $6.8 million.

On March 3, 2009, we announced the commencement of two separate cash tender offers related to the Senior Notes and the Senior Subordinated Notes. These cash tender offers settled during the second quarter of 2009. The aggregate principal amount of the Senior Notes validly tendered was $110.0 million, representing approximately 24.4% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €72.1 million, representing approximately 19.6% of the outstanding Senior Subordinated Notes. The tender offer related to the Senior Subordinated Notes was oversubscribed and we accepted for purchase a pro rata portion of the Senior Subordinated Notes tendered. The aggregate principal amount accepted for repurchase totaled €44.3 million ($58.4 million at the closing foreign exchange rate of $1.317 to €1.00) representing approximately 12.0% of the outstanding Senior Subordinated Notes. We paid $50.7 million ($40.7 million for the Senior Notes and €7.6 million for the Senior Subordinated Notes) to settle the tender offers and retire the debt on April 1, 2009.

In addition, during the second quarter of 2009, we agreed to purchase certain 9% Senior Subordinated Notes having a principal value of €10.0 million ($14.1 million at the closing exchange rate of $1.41 to €1.00). We paid $5.1 million (€3.6 million) to settle the transaction and retire the debt on May 25, 2009.

In conjunction with these transactions, during the second quarter of 2009, we wrote off debt issuance costs of $5.3 million and recorded a gain in Currency translation gain and other, net of $120.1 million.

During 2008, we repurchased certain outstanding 9% Senior Subordinated Notes with a principal balance of €17.4 million (or $22.4 million at the date of repurchase). We paid $6.7 million (€5.3 million) to settle the transactions and retire the debt. In conjunction with these transactions, we wrote off $0.7 million of debt issuance costs during 2008 and recorded a net gain in Currency translation gain and other, net of $15.0 million.

Capital Lease and Other Financing Obligations

We operate in leased facilities with terms generally ranging up to ten years. The lease agreements frequently include options to renew for additional periods or to purchase the leased assets and generally require that we pay taxes, insurance and maintenance costs. Depending on the specific terms of the leases, our obligations are in two forms: capital leases and operating leases. Rent and operating lease expense was $4,258, $4,719 and $7,462 for the years ended December 31, 2010, 2009 and 2008, respectively.

In December 2005, the Predecessor completed a sale-leaseback of its facility in Attleboro, Massachusetts. The term included a 20-year lease agreement for a new facility at the site to be used to consolidate operations remaining in Attleboro and was recorded as a capital lease. The capital lease will mature in 2026. The capital lease obligation outstanding was $28,562 and $29,258 as of December 31, 2010 and 2009, respectively.

In February 2008, our Malaysian operating subsidiary signed a series of agreements to sell and leaseback the land, building and certain equipment associated with its manufacturing facility in Subang Jaya, Malaysia. The transaction, which was valued at 41.0 million Malaysian Ringgit (or $12.6 million based on the closing date exchange rate), closed during the second quarter of 2008 and was accounted for as a financing transaction. Accordingly, the land, building and equipment remains on the consolidated balance sheet and the cash received was recorded as a liability as a component of Capital lease and other financing obligations. As of December 31, 2010 and 2009, the outstanding liability was $11,521 and $11,006, respectively.

In February 2009, we entered into a lease amendment for the factory building and facilities located in Changzhou, China. The amendment resulted in a new lease which was classified as a capital lease as of the modification date. The capital lease will mature in October 2016, at which time the title will transfer to us. As of December 31, 2010 and 2009, the capital lease obligation outstanding was $892 and $1,001, respectively.

Debt Maturities

Remaining mandatory principal repayments of long-term debt, excluding capital lease, other financing obligations and discretionary repurchases of debt, in each of the years ending December 31, 2011 through 2015 and thereafter are as follows:

For the year ending December 31,	Aggregate Maturities
2011	$14,780
2012	1,045,695
2013	351,516
2014	201,181
2015	—
Thereafter	234,978

Total long-term debt principal payments	$1,848,150

Compliance with Financial and Non-Financial Covenants

During fiscal year 2010 and as of December 31, 2010, we were in compliance with all of the covenants and default provisions associated with our indebtedness.

8. Income Taxes

Effective April 27, 2006 (inception) and concurrent with the 2006 Acquisition, we and several of our Dutch resident subsidiaries are taxable entities in the Netherlands and file tax returns under Dutch fiscal unity (i.e., consolidation). On April 30, 2008, our United States subsidiaries executed a separation and distribution agreement that divided our U.S. sensors and controls businesses, resulting in two separate U.S. consolidated federal income tax returns. Prior to April 30, 2008, we filed one consolidated tax return in the United States. Our remaining subsidiaries will file income tax returns, generally on a separate company basis, in the countries in which they are incorporated and/or operate, including the Netherlands, Japan, China, Brazil, South Korea, Malaysia and Mexico. The 2006 Acquisition purchase accounting and the related debt and equity capitalization of the various subsidiaries of the consolidated Company, and the realignment of the functions performed and risks assumed by the various subsidiaries are of significant consequence to the determination of future book and taxable income of the respective subsidiaries and Sensata as a whole.

Since our inception, we have incurred tax losses in several jurisdictions including the United States and the Netherlands, resulting in allowable tax net operating loss carry-forwards. In measuring the related deferred tax assets, we considered all available evidence, both positive and negative, to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of the deferred tax assets. Judgment is required in considering the relative impact of negative and positive evidence. The weight given to the potential effect of negative and positive evidence is commensurate with the extent to which it can be objectively verified. The more negative evidence that exists, the more positive evidence is necessary and the more difficult it is to support a conclusion that a valuation allowance is not needed. Additionally, we utilize the “more likely than not” criteria established in ASC Topic 740, Income Taxes (“ASC 740”) to determine whether the future benefit from the deferred tax assets should be recognized. As a result, we established a full valuation allowance on the net operating losses in jurisdictions in which it is more likely than not that such losses will not be utilized in the foreseeable future. During the fourth quarter of 2010, we determined, based on available facts, that it is more likely than not that our Japan net operating losses would be utilized in the foreseeable future. Therefore, we released the valuation allowance related to our Japan deferred tax assets. A net benefit of approximately $18.5 million is reflected in our deferred tax provision. Changes in our valuation allowance are reflected in the rate reconciliation as “losses not tax benefited.”

Income / (loss) from continuing operations before income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	U.S.	Non-U.S.	Total
For the year ended December 31,
2010	$(116,667)	$286,356	$169,689
2009	$(141,437)	$157,198	$15,761
2008	$(122,497)	$61,579	$(60,918)

Provision for income taxes for the years ended December 31, 2010, 2009 and 2008 is as follows:

	U.S. Federal	Non-U.S.	U.S. State	Total
For the year ended December 31,
2010:
Current	$—	$16,790	$150	$16,940
Deferred	13,553	4,944	2,867	21,364

Total	$13,553	$21,734	$3,017	$38,304

2009:
Current	$—	$17,159	$300	$17,459
Deferred	13,679	12,447	(538)	25,588

Total	$13,679	$29,606	$(238)	$43,047

2008:
Current	$—	$23,106	$445	$23,551
Deferred	14,252	14,738	990	29,980

Total	$14,252	$37,844	$1,435	$53,531

Principal reconciling items from income tax computed at the U.S. statutory tax rate for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
	2010	2009	2008
Tax computed at statutory rate of 35%	$59,391	$5,517	$(21,321)
Foreign rate tax differential	(42,259)	(24,187)	(7,607)
Unrealized foreign exchange gains and losses	7,103	(16,337)	25,900
Change in tax law or rates	(936)	6,096	(8,603)
Withholding taxes not creditable	4,588	4,162	2,238
Non taxable gain on repurchases of debt	—	(16,857)	—
Losses not tax benefited	7,832	80,601	58,640
State taxes, net of federal benefit	1,905	(154)	1,206
Other	680	4,206	3,078

	$38,304	$43,047	$53,531

The primary components of deferred income tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009
Deferred tax assets:
Inventories and related reserves	$1,984	$4,763
Accrued expenses	28,576	32,881
Property, plant and equipment	5,723	5,673
Intangible assets	66,454	56,295
NOL and interest expense carryforwards	281,957	264,235
Pension liability	7,913	10,468
Other	15,992	3,351

Total deferred tax assets	408,599	377,666
Valuation allowance	(313,669)	(314,180)

Net deferred tax asset	94,930	63,486
Deferred tax liabilities:
Property, plant and equipment	(13,145)	(14,042)
Intangible assets and goodwill	(235,314)	(185,847)
Unrealized foreign exchange gain	(4,038)	(1,485)
Tax on undistributed earnings of subsidiaries	(15,038)	(10,450)

Total deferred tax liabilities	(267,535)	(211,824)

Net deferred tax liability	$(172,605)	$(148,338)

Subsequently reported tax benefits relating to the valuation allowance for deferred tax assets as of December 31, 2010 will be allocated to income tax benefit recognized in the consolidated statement of operations.

After the effective date of ASC Topic 805, Business Combinations (“ASC 805”), all changes in the carrying amount of a valuation allowance for an acquired deferred income tax asset or in a liability for an assumed income tax uncertainty will be recognized in income tax expense, even if the deferred tax asset or income tax uncertainty was initially recognized as a result of a business combination with an acquisition date prior to the effective date of ASC 805.

A full valuation allowance has been established on the net deferred tax assets in jurisdictions that have incurred net operating losses, in which it is more likely than not that such losses will not be utilized in the foreseeable future. For tax purposes, goodwill and indefinite-lived intangible assets are generally amortizable over 6 to 20 years. For book purposes, goodwill and indefinite-lived intangible assets are not amortized, but tested for impairment annually. The tax amortization of goodwill and indefinite-lived intangible assets will result in a taxable temporary difference which will not reverse unless the related book goodwill and/or intangible asset is impaired or written off. This liability may not be offset by deductible temporary differences, such as net operating loss carryforwards, which may expire within a definite period. The net change in the total valuation allowance for the year ended December 31, 2010 was a decrease of $177, and for the period ending December 31, 2009 was an increase of $89,966.

Our subsidiary in Malaysia has negotiated a five-year tax exemption, retroactive to April 2006. The tax exemption is conditional upon the subsidiary meeting certain local investment requirements over the exemption period, as established by the Ministry of Finance. The current exemption will end in April 2011. However, the subsidiary has petitioned the Ministry of Finance for additional incentives. Our subsidiary in Changzhou, China, is eligible for a five-year tax holiday beginning in 2008. The impact of the holidays on our effective rate is included in the foreign tax rate differential in the reconciliation of the statutory rate to effective rate.

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

As of December 31, 2010, we have U.S. federal and state net operating loss carryforwards of $246,451, of which $31,821 relates to excess tax deductions from share-based payments, the tax benefit of which will be recorded as an increase in additional paid-in capital when the deductions reduce current taxes payable. U.S. federal net operating loss carryforwards will expire from 2026 to 2030 and state net operating loss carryforwards will expire from 2012 to 2030. We also have non-US net operating loss carryforwards of $263,727, which will expire from 2012 to 2019.

A reconciliation of the amount of unrecognized tax benefits is as follows:

Balance as of January 1, 2008	$10,021
Increases related to current year tax positions	1,044
Decreases related to lapse of applicable statute of limitations	(3,030)

Balance as of December 31, 2008	8,035
Increases related to prior year tax positions	2,308
Increases related to current year tax positions	1,413
Decreases related to lapse of applicable statute of limitations	(230)

Balance as of December 31, 2009	11,526
Increases related to prior year tax positions	4,269
Increases related to current year tax positions	5,519
Decreases related to lapse of applicable statute of limitations	(4,359)

Balance as of December 31, 2010	$16,955

We have accrued potential interest and penalties relating to unrecognized tax benefits. We classify interest on tax deficiencies as interest expense and income tax penalties as selling, general and administrative expense. For the year ended December 31, 2010, we recognized interest and penalties of approximately $984 and $517, respectively, in the consolidated statement of operations and as of December 31, 2010, we recognized interest and penalties of approximately $3,382 and $2,724, respectively, in the consolidated balance sheet. For the year ended December 31, 2009, we recognized interest and penalties of approximately $823 and $407, respectively, in the consolidated statement of operations and as of December 31, 2009, we recognized interest and penalties of approximately $2,398 and $2,208, respectively, in the consolidated balance sheet. For the year ended December 31, 2008, we recognized interest and penalties of approximately $43 and $655, respectively, in the consolidated statement of operations and as of December 31, 2008, we recognized interest and penalties of approximately $1,961 and $1,801, respectively, in the consolidated balance sheet.

At December 31, 2010, we anticipate that the liability for uncertain tax positions could change by up to $4,000 within the next twelve months due to the expiration of certain statutes of limitation, the settlement of examinations or issues with tax authorities or other adjustments related to future or existing uncertain tax positions. The liability for unrecognized tax benefit generally relates to the allocations of taxable income to the various jurisdictions where we are subject to tax. The amount of unrecognized tax benefit at December 31, 2010 and 2009 that will impact our effective tax rate is $13,615 and $11,526, respectively.

Our major tax jurisdictions include the Netherlands, United States, Japan, Mexico, Brazil, China, South Korea, and Malaysia. Tax returns previously filed in these jurisdictions generally remain open to examination by the relevant tax authority for the tax years 2003 through 2009.

We have various indemnification provisions in place with TI, Honeywell and William Blair. These provisions provide for the reimbursement by TI, Honeywell and William Blair of future tax liabilities paid by us which relate to the pre-acquisition periods of the acquired businesses including the S&C business, First Technology Automotive and Airpax, respectively.

9. Pension and Other Post-Retirement Benefits

We provide various retirement plans for employees including defined benefit, defined contribution and retiree healthcare benefit plans.

U.S. Benefit Plans

The principal retirement plans in the U.S. include a) a qualified defined benefit pension plan, b) a defined contribution plan and c) an enhanced defined contribution plan. In addition, we provide post-retirement medical coverage and nonqualified benefits to certain employees.

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

We intend to contribute amounts to the qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus such additional amounts as we deem appropriate. During the year ended December 31, 2010, we contributed $3,410 to the qualified defined benefit plan. Additionally, we expect to contribute approximately $5,000 to the qualified defined benefit plan during 2011.

We also sponsor a non-qualified defined benefit plan, which is closed to new participants and is unfunded.

Defined Contribution Plans

We offer two defined contribution plans. Both defined contribution plans offer an employer-matching savings option that allows employees to make pre-tax contributions to various investment choices.

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

Since 2009, our matching of employees’ contributions under the above defined contribution plans has been discretionary and based on our assessment of our financial performance.

The aggregate expense related to the defined contribution plans for U.S. employees was $2,442, $2,302 and $4,143 for the years ended December 31, 2010, 2009 and 2008, respectively.

Retiree Healthcare Benefit Plan

We offer access to group medical coverage during retirement to some of our U.S. employees. We make contributions toward the cost of those retiree medical benefits for certain retirees. The contribution rates are based upon varying factors, the most important of which are an employee’s date of hire, date of retirement, years of service and eligibility for Medicare benefits. The balance of the cost is borne by the participants in the plan. Employees hired after January 1, 2001, are responsible for the full cost of their medical benefits during retirement. Prescription drug benefits provided by the plan have been determined to be at least actuarially equivalent to Medicare Part D. For the year ended December 31, 2010, we did not, and do not expect to, receive any amount of Federal subsidy. For the years ended December 31, 2010, 2009 and 2008, we contributed $298, $236 and $0, respectively, toward the cost of retiree medical benefits. Obligations to the U.S. Retiree Healthcare Benefit Plan for employees that retired prior to the 2006 Acquisition have been assumed by TI.

Non-U.S. Benefit Plans

Retirement coverage for non-U.S. employees is provided through separate defined benefit and defined contribution plans. Retirement benefits are generally based on an employee’s years of service and compensation. Funding requirements are determined on an individual country and plan basis and subject to local country practices and market circumstances. For the years ended December 31, 2010, 2009 and 2008, we contributed $2,548, $7,292 and $5,115, respectively, to non-U.S. defined benefit plans. We expect to contribute approximately $1,698 to non-U.S. defined benefit plans during 2011.

Impact on Financial Statements

Net periodic benefit cost of the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2010, 2009 and 2008 was as follows:

	For the year ended December 31,
	2010			2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Service cost	$2,066	$229	$2,212	$1,976	$244	$2,860	$2,449	$269	$3,111
Interest cost	2,642	574	936	2,969	566	1,020	3,173	536	1,038
Expected return on plan assets	(2,355)	—	(759)	(2,408)	—	(786)	(2,515)	(80)	(913)
Amortization of net loss	323	—	125	237	28	555	212	—	10
Amortization of prior service cost	—	—	8	—	—	768	—	—	—
Loss on settlement	—	—	12	1,283	—	2,228	591	—	772
(Gain) / loss on curtailment	—	—	(111)	—	—	563	—	—	2,604
Loss on special termination benefits	—	—	—	—	—	—	1,300	—	—

Net periodic benefit cost	$2,676	$803	$2,423	$4,057	$838	$7,208	$5,210	$725	$6,622

During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries. As a result of these restructuring actions, we recognized a settlement loss of $1,283 associated with the termination of STI employees in Attleboro, Massachusetts, and curtailment and settlement losses of $563 and $2,228, respectively, associated with the termination of employees at various foreign subsidiaries.

During fiscal year 2008, we announced a voluntary early retirement programs for eligible STI employees in Attleboro, Massachusetts. Twenty-eight employees accepted the voluntary early retirement program. In accordance with ASC Topic 715, Compensation—Retirement Benefits (“ASC 715”), we recognized a charge for special termination benefits associated with a pension enhancement provided to certain eligible employees (refer to Note 16 for further discussion) of $1,300 and a charge for settlement of our benefit obligation of $591 during the year ended December 31, 2008.

During fiscal year 2008, we terminated the employment of 324 employees at one of our foreign subsidiaries. In accordance with ASC 715, we recognized a curtailment loss of $2,604 and a settlement loss of $393 associated with this event (refer to Note 16 for further discussion). Additionally, we recognized settlement losses of $379 associated with the termination of employees at other foreign subsidiaries.

The following table outlines the rollforward of the benefit obligation and plan assets for the defined benefit and retiree healthcare benefit plans for the years ended December 31, 2010 and 2009:

	For the year ended December 31,
	2010			2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Change in Benefit Obligation
Beginning balance	$61,199	$11,555	$32,502	$61,685	$10,835	$46,393
Service cost	2,066	229	2,212	1,976	244	2,860
Interest cost	2,642	574	936	2,969	566	1,020
Plan participants’ contributions	—	—	45	—	—	70
Plan amendment	—	—	165	—	—	768
Actuarial (gain)/loss	(2,688)	37	2,409	1,257	146	(4,189)
Settlements	—	—	(1,034)	—	—	(12,789)
Curtailments	—	—	(115)	(1,552)	—	(966)
Benefits paid	(1,786)	(298)	(1,197)	(5,136)	(236)	(168)
Net transfer out	—	—	(508)	—	—	—
Foreign currency exchange rate changes	—	—	3,220	—	—	(497)

Ending balance	$61,433	$12,097	$38,635	$61,199	$11,555	$32,502

Change in Plan Assets
Beginning balance	$29,509	$—	$29,223	$25,053	$—	$34,334
Actual return on plan assets	3,897	—	818	5,310	134	1,177
Employer contribution	3,410	298	2,548	4,282	236	7,292
Plan participants’ contributions	—	—	45	—	—	70
Transfer	—	—	—	—	(134)	—
Settlements	—	—	(1,034)	—	—	(12,789)
Benefits paid	(1,786)	(298)	(1,197)	(5,136)	(236)	(168)
Net transfer out	—	—	(305)	—	—	—
Foreign currency exchange rate changes	—	—	3,377	—	—	(693)

Ending balance	$35,030	$—	$33,475	$29,509	$—	$29,223

Funded status at end of year	$(26,403)	$(12,097)	$(5,160)	$(31,690)	$(11,555)	$(3,279)

Accumulated benefit obligation at end of year	$49,876	NA	$30,807	$46,746	NA	$26,075

The following table outlines the funded status amounts recognized in the consolidated balance sheets as of December 31, 2010 and 2009:

	December 31, 2010			December 31, 2009
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Noncurrent assets	$—	$—	$—	$—	$—	$3,833
Current liabilities	(127)	(416)	(360)	(137)	(313)	(382)
Noncurrent liabilities	(26,276)	(11,681)	(4,800)	(31,553)	(11,242)	(6,730)

	$(26,403)	$(12,097)	$(5,160)	$(31,690)	$(11,555)	$(3,279)

Balances recognized within accumulated other comprehensive loss that have not been recognized as components of net periodic benefit costs as of December 31, 2010, 2009 and 2008 are as follows:

	2010			2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Prior service cost	$—	$—	$157	$—	$—	$—	$—	$—	$—
Net loss	$15,017	$1,350	$7,662	$17,830	$1,312	$6,252	$20,796	$1,328	$11,537

We expect to amortize $811 from accumulated other comprehensive loss to net periodic benefit costs during 2011.

Information for defined benefit plans with an accumulated benefit obligation in excess of plan assets as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,433	$7,778	$61,199	$9,964
Accumulated benefit obligation	$49,876	$6,337	$46,746	$8,720
Plan assets	$35,030	$2,776	$29,509	$2,852

Information for defined benefit plans with a projected benefit obligation in excess of plan assets as of December 31, 2010 and 2009 is as follows:

	December 31, 2010		December 31, 2009
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
Projected benefit obligation	$61,433	$38,635	$61,199	$9,964
Plan assets	$35,030	$33,475	$29,509	$2,852

Other changes in plan assets and benefit obligations, net of tax, recognized in other comprehensive loss for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
	2010			2009			2008
	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans	U.S. Plans		Non-U.S. Plans
	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit	Defined Benefit	Retiree Healthcare	Defined Benefit
Net (gain)/loss	$(2,614)	$37	$1,498	$(2,019)	$12	$(2,881)	$16,638	$622	$7,343
Amortization of net loss	(198)	—	(83)	(139)	(28)	(335)	(212)	—	(9)
Amortization of prior service cost	—	—	(4)	—	—	(768)	—	—	—
Plan amendment	—	—	165	—	—	—	—	—	—
Settlement loss	—	—	(9)	(808)	—	(1,301)	(591)	—	(743)

Total recognized in other comprehensive loss	$(2,812)	$37	$1,567	$(2,966)	$(16)	$(5,285)	$15,835	$622	$6,591

Assumptions and Investment Policies

Weighted-average assumptions used to calculate the projected benefit obligations of our defined benefit pension and retiree healthcare plans as of December 31, 2010 and 2009 are as follows:

	December 31, 2010			December 31, 2009
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.50%	5.00%		4.75%	5.25%
Non-U.S. assumed discount rate	2.77%	NA		3.12%	NA
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)
Non-U.S. average long-term pay progression	3.19%	NA		3.20%	NA

(1)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.

Weighted-average assumptions used to calculate the net periodic benefit cost of our defined benefit pension and retiree healthcare plans for the years ended December 31, 2010, 2009 and 2008 are as follows:

	For the year ended December 31,
	2010			2009			2008
	Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare		Defined Benefit	Retiree Healthcare
U.S. assumed discount rate	4.75%	5.25%		5.25%	5.25%		5.50%	5.75%
Non-U.S. assumed discount rate	3.12%	NA		2.66%	NA		3.14%	NA
U.S. average long-term rate of return on plan assets	7.00%	—		7.00%	—		7.00%	3.25%
Non-U.S. average long-term rate of return on plan assets	2.59%	NA		2.58%	NA		2.92%	NA
U.S. average long-term pay progression	4.00%	—	(1)	4.00%	—	(1)	4.00%	— (1)
Non-U.S. average long-term pay progression	3.20%	NA		3.23%	NA		3.12%	NA

(1)	Rate of compensation increase is not applicable to our retiree healthcare benefits as compensation levels do not impact earned benefits.

In order to select a discount rate for purposes of valuing the plan obligations we use returns of long-term investment grade bonds. For non-U.S. plans, available indices are adjusted as needed to fit the estimated duration of the plan liabilities. For the U.S. plans, an analysis is performed in which the projected cash flows from the defined benefit and retiree healthcare plans are matched with a yield curve based on an appropriate universe of high-quality corporate bonds. The results of the yield curve analysis are used to select the discount rate that matches the payment stream of the benefits in each plan. Each rate is rounded to the nearest quarter of a percent.

Assumed healthcare cost trend rates for the Retiree Healthcare Benefit Plan as of December 31, 2010, 2009 and 2008 are as follows:

	Retiree Healthcare
	December 31, 2010	December 31, 2009	December 31, 2008
Assumed healthcare trend rate for next year:
Attributed to less than age 65	7.00%	7.00%	8.00%
Attributed to age 65 or greater	8.00%	8.00%	9.00%
Ultimate trend rate	5.00%	5.00%	5.00%
Year in which ultimate trend rate is reached:
Attributed to less than age 65	2017	2015	2011
Attributed to age 65 or greater	2018	2016	2012

Assumed healthcare trend rates could have a significant effect on the amounts reported for healthcare plans. A one percentage point change in the assumed healthcare trend rates for the year ended December 31, 2010 would have the following effect:

	1 percentage point increase	1 percentage point decrease
Effect on total service and interest cost components	$2	$(2)
Effect on post-retirement benefit obligations	$32	$(38)

The table below outlines the benefits expected to be paid to participants from the plans in each of the following years, which reflect expected future service, as appropriate. The majority of the payments will be paid from plan assets and not company assets.

Expected Benefit Payments	U.S. Defined Benefit	U.S. Retiree Healthcare	U.S. Medicare Part D Reimbursement	Non-U.S. Defined Benefit
For the year ending December 31,
2011	$3,536	$416	$(2)	$855
2012	4,206	543	(4)	963
2013	4,908	686	(5)	1,002
2014	5,550	842	(8)	1,125
2015	6,200	1,004	(11)	1,160
2016 – 2020	38,425	5,567	(211)	11,799

Plan Assets

We hold assets for our defined benefit plans in the U.S., Japan and the Netherlands. Information about the plan assets and our investment policies and strategies for each jurisdiction is detailed below.

U.S. Plan Assets

The target asset allocation of the U.S. defined benefit plan is 54% equity and 46% fixed income. To arrive at the targeted asset allocation, we and our investment adviser collaboratively reviewed market opportunities using historic and statistical data, as well as the actuarial valuation report for the plan, to ensure that the levels of acceptable return and risk are well-defined and monitored. Currently, we believe that there are no significant concentrations of risk associated with the plan assets.

To determine the long-term rate of return on plan assets, we considered actual historical returns, future expectations for each asset class and the effect of periodic target asset allocation rebalancing. The results are adjusted for the payments of reasonable expense of the plan from plan assets. We believe that these assumptions are appropriate based upon the mix of the investments and the long-term nature of the plan’s investments.

The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2010:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2010
U.S. large cap equity	30%	31%
U.S. small / mid cap equity	10%	11%
International (non-U.S.) equity	14%	14%
Fixed income (U.S. investment grade)	35%	34%
High-yield fixed income	6%	6%
International (non-U.S.) fixed income	5%	4%

The portfolio is monitored for automatic rebalancing on a monthly basis to a 2% tolerance.

For the year ended December 31, 2009, we set a target allocation rate of 57% for equity securities and 43% for fixed income securities. As of December 31, 2009, the actual allocation of the U.S. defined benefit plan assets was 58% equity and 42% fixed income.

The following tables present information about the plan assets measured at fair value as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2010				December 31, 2009
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. large cap equity	$10,819	$—	$—	$10,819	$9,630	$—	$—	$9,630
U.S. small / mid cap equity	3,850	—	—	3,850	3,138	—	—	3,138
International (non-U.S.) equity	5,000	—	—	5,000	4,132	—	—	4,132

Total equity mutual funds	19,669	—	—	19,669	16,900	—	—	16,900
Fixed income (U.S. investment grade)	11,743	—	—	11,743	10,046	—	—	10,046
High-yield fixed income	2,028	—	—	2,028	1,308	—	—	1,308
International (non-U.S.) fixed income	1,590	—	—	1,590	1,255	—	—	1,255

Total fixed income mutual funds	15,361	—	—	15,361	12,609	—	—	12,609

Total	$35,030	$—	$—	$35,030	$29,509	$—	$—	$29,509

Investments in mutual funds are based on the publicly-quoted final net asset values on the last business day of the year.

Permitted asset classes include U.S. and non-U.S. equity, U.S. and non-U.S. fixed income, cash and cash equivalents. Fixed income includes both investment grade and non-investment grade. Permitted investment vehicles include mutual funds, individual securities, derivatives and long-duration fixed income. While investment in individual securities, derivatives, long-duration fixed income, cash and cash equivalents is permitted, the plan does not hold these types of investments as of December 31, 2010 or 2009.

Prohibited investments include direct investment in real estate, commodities, unregistered securities, uncovered options, currency exchange and natural resources (such as timber, oil and gas).

Japan Plan Assets

The target asset allocation of the Japan defined benefit plans is 30% equity securities and 70% fixed income securities and cash and cash equivalents, with allowance for a 10% deviation in either direction. We, along with the trustee of the plans’ assets, minimize investment risk by thoroughly assessing potential investments based on indicators of historical returns and current ratings. Additionally, investments are diversified by type and geography.

To determine the long-term rate of return on plan assets, we considered the historical returns earned by similarly invested assets, the rates of return expected on plan assets in the future and our investment strategy mix with respect to the plans’ funds.

The following table presents information about the plan’s target asset allocation, as well as the actual allocation, as of December 31, 2010:

Asset Class	Target Allocation	Actual Allocation as of December 31, 2010
Equity securities	20% – 40%	30%
Fixed income securities and cash and cash equivalents	60% – 80%	70%

For the year ended December 31, 2009, we set a target allocation rate of 30% for equity securities and 70% for fixed income securities and cash and cash equivalents with allowance for a 10% deviation in either direction. As of December 31, 2009, the actual allocation of the Japan defined benefit plans’ assets was 30% equity securities and 70% fixed income securities and cash and cash equivalents.

The following tables present information about the plan assets measured at fair value as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2010				December 31, 2009
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
U.S. equity	$2,500	$—	$—	$2,500	$2,268	$—	$—	$2,268
International (non-U.S.) equity	6,612	—	—	6,612	5,707	—	—	5,707

Total equity securities	9,112	—	—	9,112	7,975	—	—	7,975
U.S. Treasury fixed income	3,595	—	—	3,595	2,463	—	—	2,463
International (non-U.S.) fixed income	17,528	—	—	17,528	16,129	—	—	16,129

Total fixed income securities	21,123	—	—	21,123	18,592	—	—	18,592
Cash and cash equivalents	465	—	—	465	188	—	—	188

Total	$30,700	$—	$—	$30,700	$26,755	$—	$—	$26,755

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

The Netherlands Plan Assets

The assets of the Netherlands defined benefit plan are comprised of an insurance policy with Nationale Nederlanden (“NN”). The contributions (or premiums) we pay are used to purchase the insurance policy which provide for specific benefit payments to our plan participants. The benefit formula is determined independently by us. On retirement of an individual plan participant, the insurance contracts purchased are converted to provide specific benefits for the participant. The contributions paid by us are commingled with contributions paid to NN by other employers for investment purposes and to reduce costs of plan administration. This plan is not a multi-employer plan.

The following tables present information about the plans’ assets measured at fair value as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fall:

	December 31, 2010				December 31, 2009
Asset Class	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Other (insurance policy)	$—	$—	$2,776	$2,776	$—	$—	$2,468	$2,468

Total	$—	$—	$2,776	$2,776	$—	$—	$2,468	$2,468

The following table outlines the rollforward of our Level 3 plan assets for the year ended December 31, 2010:

Fair value measurement using significant unobservable inputs (Level 3)
Balance as of December 31, 2008	$1,979
Actual return on plan assets still held at reporting date	(198)
Purchases, sales and settlements	687

Balance as of December 31, 2009	2,468
Actual return on plan assets still held at reporting date	464
Purchases, sales and settlements	(156)

Ending balance as of December 31, 2010	$2,776

The fair value of the insurance contracts are measured based on the future benefit payments that would be made by the insurance company to plan participants if we were to switch to another insurance company without actually surrendering our policy. In this case, the insurance company would guarantee to pay the benefits at retirement accrued under the plan based on current salaries and service to date (i.e., no allowance for future salary increases or pension increases). The cash flows of the future benefit payments are discounted using the same discount rate as is used to value the defined benefit plan liabilities. The discount rate is based on yields of Euro-denominated AA-rated corporate bonds.

10. Share-Based Payment Plans

On April 27, 2006 (inception), in connection with the 2006 Acquisition, our Parent implemented management compensation plans to align compensation for certain key executives with our performance. The objective of the plans is to promote our long-term growth and profitability, along with that of our subsidiaries, by providing those persons who are involved in our successes with an opportunity to acquire an ownership interest in our Parent. The following plans were in effect on the date of the 2006 Acquisition: 1) Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.

Based on the original terms of the plans, the awards were classified as liability awards under ASC 718. On September 29, 2006, our Parent modified the terms of these awards and the underlying securities. After the modification, the following plans were in effect: 1) the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“2006 Stock Option Plan”), which replaced the Sensata Technologies Holding B.V. 2006 Management Option Plan and 2) the First Amended and Restated 2006 Management Securities Purchase Plan (“Restricted Stock Plan”) which replaced the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. These modifications resulted in a change in classification of the awards from liability to equity awards in accordance with the provisions of ASC 718.

In connection with the completion of our Parent’s IPO in March 2010, the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Incentive Plan”) were adopted. The purpose of the 2010 Stock Purchase Plan is to provide an incentive for our present and future eligible employees to purchase our Parent’s ordinary shares and acquire a proprietary interest in them. The purpose of the 2010 Equity Incentive Plan is to promote long-term growth and profitability by providing our eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in our success. The maximum number of our Parent’s ordinary shares that will be available for sale under the 2010 Stock Purchase Plan is 500,000 ordinary shares. The maximum number of our Parent’s ordinary shares available under the 2010 Equity Incentive Plan is 5,000,000 ordinary shares.

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

2006 Stock Option Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Option Plan was replaced by the 2006 Stock Option Plan. The new plan effectively cancelled the options granted under the original plan and reissued new options. The new options retained the majority of the terms and features of the original options except that the new options entitled the holder to acquire only ordinary shares (not DPCs) and the purchase price of the options was adjusted accordingly based on the fair value of the ordinary shares at the time of grant. The aggregate fair value of the new options was the same as that of the old options, and as such, there was no incremental compensation to be recorded as a result of the modification.

During the third quarter of 2009, our Parent amended the 2006 Stock Option Plan to increase the number of ordinary shares reserved for issuance under the 2006 Stock Option Plan to 13,082,236 and to convert the Tranche 3 options to Tranche 2 options.

A summary of stock option activity for the years ended December 31, 2009 and 2010 is presented below. Amounts in the table below have been calculated based on unrounded shares. Because each grant is divided equally between Tranches 1, 2 and 3, certain amounts may not add due to the effect of rounding.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Balance as of December 31, 2008	4,050,481	$7.18	7.57	$17,031
Granted	1,166,667	14.89
Forfeited	(200,432)	7.72
Canceled	(25,000)	6.30

Balance as of December 31, 2009	4,991,716	8.96	7.28	55,259
Granted	387,500	20.85
Forfeited	(53,419)	7.18
Exercised	(1,782,794)	7.11		23,859

Options outstanding as of December 31, 2010	3,543,003	11.22	7.03	66,939

Options vested and exercisable as of December 31, 2010	1,381,624	8.19	5.94	30,280

Vested and expected to vest as of December 31, 2010(1)	3,389,194	11.13	6.99	64,330

Tranche 2 and 3 Options
Balance as of December 31, 2008	8,100,958	7.18	7.57	34,062
Granted	283,333	15.51
Forfeited	(400,860)	7.72
Canceled	(50,000)	6.30

Balance as of December 31, 2009	7,933,432	7.45	6.67	99,796
Forfeited	(106,838)	7.18
Exercised	(1,281,203)	7.15		19,757

Options outstanding as of December 31, 2010	6,545,391	7.51	5.69	147,905

Options vested and exercisable as of December 31, 2010	4,629,277	7.07	5.51	106,682

Vested and expected to vest as of December 31, 2010(1)	6,544,306	7.51	5.69	147,896

(1)	Consists of vested options and unvested options that are expected to vest. The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested options.

A summary of the status of our non-vested options as of December 31, 2010 and of the changes during the year then ended is presented below. Amounts in the table below have been calculated based on unrounded shares. Because certain grants are divided equally between Tranches 1, 2 and 3, certain amounts may not add due to the effect of rounding.

	Stock Options		Weighted-Average Grant-Date Fair Value Per Share
	Tranche 1	Tranche 2 and 3	Tranche 1	Tranche 2 and 3
Nonvested as of December 31, 2009	2,796,244	7,933,432	$5.34	$3.19
Granted during the year	387,500	—	$7.03	$—
Vested during the year	(968,946)	(5,910,480)	$3.95	$2.94
Forfeited during the year	(53,419)	(106,838)	$2.54	$4.80

Nonvested as of December 31, 2010	2,161,379	1,916,114	$6.14	$3.93

The fair value of stock options vested during the years ended December 31, 2010 and 2009 was $19,327 and $2,233, respectively. The fair value of stock options vested in 2010 includes $3,830 related to Tranche 1 awards, $8,694 related to the original grant date fair value of Tranche 2 and 3 awards and $6,803 in incremental value associated with the 2009 modification of the Tranche 3 awards. As of December 31, 2010, there were 317,345 ordinary shares available for grant under the 2006 Stock Option Plan, 4,571,500 ordinary shares available for grant under the 2010 Equity Incentive Plan, and 500,000 ordinary shares available for issuance under the 2010 Stock Purchase Plan.

Tranche 1 Options

Tranche 1 options granted in 2009 and prior vest ratably over a period of 5 years. Tranche 1 options granted during 2010 have the same vesting provisions as other Tranche 1 awards, except that they vest 25% per year over four years from the date of grant. Vesting occurs provided the participant of the option plan is continuously employed by us or any of our subsidiaries, and immediately upon a change-in-control transaction under which the investor group disposes of or sells more than 50% of the total voting power or economic interest in our Parent to one or more independent third parties. We recognize compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period, which is assumed to be the same as the vesting period. The options expire 10 years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, our Parent has the right, but not the obligation, to repurchase all or any portion of award securities issued to a participant, at any time at the then current fair value.

The weighted-average grant-date fair value per share of the Tranche 1 options granted during fiscal years 2010, 2009 and 2008 was $7.03, $9.20 and $3.56, respectively. The fair value of the Tranche 1 options was estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Weighted-average key assumptions used in estimating the grant-date fair value of the options are as follows:

	For the year ended December 31,
	2010	2009	2008
Expected dividend yield	0%	0%	0%
Expected volatility	30.00%	34.79%	25.00%
Risk-free interest rate	2.23%	2.90%	3.01%
Expected term (years)	6.0	6.5	6.6
Forfeiture rate	6.61%	11.00%	5.00%
Fair value per share of underlying ordinary shares	$20.85	$14.89	$11.38

The expected term of these options was based upon the “simplified” methodology prescribed by SAB No. 107 (“SAB 107”) in which the expected term is determined by computing the mathematical mean of the average vesting period and the contractual life of the options. We utilized the simplified method for options granted during all years presented due to the lack of historical exercise data necessary to provide a reasonable basis upon which to estimate the term. We considered the historical and implied volatility of publicly-traded companies within our peer group when selecting the appropriate volatility to apply to the options. Ultimately, we utilized the implied volatility to calculate the fair value of the options as it provides a forward-looking indication and may offer insight into expected industry volatility. The risk-free interest rate was based on the yield for a U.S. Treasury security having a maturity similar to the expected life of the related grant. The forfeiture rate was based on our estimate of forfeitures by plan participants based on historical forfeiture rates. The dividend yield was based on our judgment with input from our Parent Board of Directors.

In December 2007, the SEC issued SAB No. 110, or “SAB 110.” SAB 110 addresses the method by which a company would determine the expected term of its “plain vanilla” share options. The expected term is a key factor in measuring the fair value and related compensation cost of share-based payments. Under SAB 107, companies were allowed to apply a “simplified” method in developing an estimate of the expected term. The use of the simplified method under SAB 107 expired on December 31, 2007. SAB 110 permits entities to continue to use the simplified method under certain circumstances, including when a company does not have sufficient historical data surrounding share option exercise experience to provide a reasonable basis upon which to estimate expected term and during periods prior to its equity shares being publicly traded. We have concluded that we will continue to use the simplified method until sufficient historical data becomes available.

Under the fair value recognition provisions of ASC 718, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the service period of the award. We have estimated our forfeiture rates based on historical experience. During 2009, we revised our forfeiture rate from 5% to 11% based upon the actual rate of forfeitures by plan participants. As a result of this revision, we recorded a reduction of $335 to our non-cash compensation expense during 2009. There was no adjustment to the estimated forfeiture rate during the year ended December 31, 2010.

During 2009, our Parent canceled an award issued to one employee and concurrently issued a new award with different vesting terms. We accounted for this transaction as a modification under ASC 718, which resulted in $470 of additional value. our Parent will expense the remaining unrecognized compensation expense of $524 over the vesting period of the new award.

Also, in 2009, our Parent’s Board determined that the exercise price of the options granted on September 4, 2009 was established at less than the fair market value of the underlying shares. The exercise price of these options was reset in December 2009 to $14.80, the fair market value of the ordinary shares on September 4, 2009. All other terms and provisions of the options granted, including the dates of vesting, remained unchanged and in full force and effect. In addition, our Parent issued 380,900 restricted securities in December 2009. We accounted for these transactions as a modification of the September 2009 awards under ASC 718.

Since completion of our Parent’s IPO in March 2010, we have valued ordinary shares in connection with the issuance of share based payment awards using the closing price of our Parent’s stock on the NYSE on the date of the grant. Prior to our Parent’s stock being traded on the NYSE, we relied on valuation analyses to determine fair value of our Parent’s ordinary shares in connection with the issuance of share-based payment awards. Each valuation analysis of our Parent’s ordinary shares utilized a combination of the discounted cash flow method and the guideline company method. For the discounted cash flow method, we prepared detailed annual projections of future cash flows over a period of the next five fiscal years (the “Discrete Projection Period”). We estimated the total value of the cash flow beyond the final fiscal year (the “Terminal Year”) by applying a multiple to our projected Terminal Year net earnings before interest, taxes, depreciation and amortization (“EBITDA”). The cash flows from the Discrete Projection Period and the Terminal Year were discounted at an estimated weighted-

average cost of capital. The estimated weighted-average cost of capital was derived, in part, from the median capital structure of comparable companies within similar industries. We believe that our procedures for estimating discounted future cash flows, including the Terminal Year valuation, were reasonable and consistent with accepted valuation practices. For the guideline company method, we performed an analysis to identify a group of publicly-traded companies that were comparable to us. Many of our competitors are smaller, privately-held companies or divisions within large publicly-traded companies. Therefore, in order to develop market-based multiples, we used data from publicly-traded companies that we believe operate in industries similar to our own. We calculated an implied EBITDA multiple (enterprise value/EBITDA) for each of the guideline companies and selected the high multiple to apply to our projected EBITDA for the next fiscal year. Because the resulting enterprise value under this guideline company method has generally been within 10% of the enterprise value under the discounted cash flow method, we utilized the average of the two methods to determine the fair value of the ordinary shares. In addition, we applied a marketability discount to the implied value of equity. We believe that this approach is consistent with the principles and guidance set forth in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation.

In the third and fourth quarters of 2010, our Parent granted 176,100 and 56,600 Tranche 1 options, respectively to certain employees under the 2010 Equity Incentive Plan. These options vest over a period of four years at 25% per year. The grant date fair value per share of these options was $6.37 and $9.17, respectively.

Tranche 2 and 3 Options

These options vest based on the passage of time (over 5 years with 40% vesting year 2, 60% vesting year 3, 80% vesting year 4 and 100% vesting year 5) and the completion of a liquidity event that results in specified returns on the Sponsors’ investment. Such liquidity events would include an IPO or a change-in-control transaction under which the investor group disposes of or sells more than 50 percent of the total voting power or economic interest in our Parent to one or more independent third parties. These options expire ten years from the date of grant. Except as otherwise provided in specific option award agreements, if a participant ceases to be employed by us for any reason, options not yet vested expire at the termination date and options that are fully vested expire 60 days after termination of the participant’s employment for any reason other than termination for cause (in which case the options expire on the participant’s termination date) or due to death or disability (in which case the options expire on the date that is as much as six months after the participant’s termination date). In addition, we have the right, but not the obligation, to repurchase all or any portion of award securities issued to a participant, at any time at the then current fair value.

Prior to the Amendment to the 2006 Stock Option Plan during 2009, the only difference between the terms of Tranche 2 and Tranche 3 awards was the amount of the required return on the Sponsors’ investment. As a result of the Amendment to the 2006 Stock Option Plan during 2009, all outstanding Tranche 3 awards were effectively converted to Tranche 2 awards. We accounted for the Amendment as a modification under ASC 718, which resulted in $9,014 of additional value.

Prior to the first quarter of 2010, the performance and market vesting conditions contained in the Tranche 2 and 3 awards were not considered probable of occurring based on guidance provided by ASC 805 and no share-based compensation expense was recognized for these awards. These conditions became probable of occurring during the first quarter of 2010, and were satisfied upon the completion of our Parent’s IPO in March 2010. As a result, during the first quarter of 2010, we recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards and the related modification totaling $18,876. We recognize the remaining compensation expense for Tranche 2 and 3 awards on an accelerated basis over the requisite service period.

Our Parent did not grant any Tranche 2 or 3 options in 2010. The weighted-average grant-date fair value per share of the Tranche 2 options granted during fiscal years 2009 and 2008 was $5.96 and $2.15, respectively. The weighted-average grant-date fair value per share of the Tranche 3 options granted during fiscal years 2009 and 2008 was $0.12 and $1.43, respectively. The fair value of the Tranche 2 and 3 options was estimated on the grant date using the Monte Carlo Simulation Approach. Weighted-average key assumptions used in estimating the grant-date fair value of the options were as follows:

	For the year ended December 31,
	2009	2008
Expected dividend yield	0%	0%
Expected volatility	33.24%	25.00%
Risk-free interest rate	0.39%	3.01%
Expected term (years)	6.6	6.6
Forfeiture rate	11.00%	5.00%
Assumed time to liquidity event (years)	1.0	2.0
Probability IPO vs. disposition	70% / 30%	70% / 30%

Key assumptions, including the assumed time to liquidity and probability of an IPO versus a disposition, were based on management’s judgment with input from our Parent’s Board of Directors.

Restricted Securities

Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

Under this plan, participants were granted restricted Sensata Technologies Holding securities consisting of 20,025 ordinary shares and 390,487 DPCs.

First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan

In September 2006, the Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan was replaced by the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan. The new plan effectively cancelled the restricted DPCs granted under the original plan and reissued ordinary shares of equal value. All other terms of the restricted security grants were retained. The aggregate fair value of the restricted ordinary shares issued was the same as that of the restricted DPCs replaced by the modification and, as such, there was no incremental compensation to be recorded. Restricted securities issued totaled 91,023. For 38,905 restricted securities, restrictions lapsed as of December 31, 2007. The remaining outstanding restricted securities lapse upon the earlier of retirement, as defined, a change-in-control transaction or the fifth anniversary of the issuance of the shares. During fiscal year 2008, we repurchased 11,973 restricted securities from a shareholder.

The estimated grant-date fair value of the restricted securities issued in 2006 was determined using the Probability-Weighted Expected-Return Method as defined in the 2004 AICPA Practice Aid on Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimated grant-date fair value of these securities using this methodology was $623, which was recognized as compensation expense on a straight-line basis through 2009.

On December 9, 2009, our Parent granted 380,900 restricted securities. These securities vest on a straight-line basis over a 5-year period at 20% per year. As indicated previously, we accounted for the issuance of these restricted securities together with the reset of the exercise price of the September 4, 2009 stock option awards as a modification of the September 4, 2009 stock option awards under ASC 718. The incremental value associated with the modification was measured at $2,203, which will be recognized as compensation expense on a straight-line basis over the period in which the restrictions lapse.

In the third and fourth quarters of 2010, our Parent granted 30,600 and 1,800 restricted securities, respectively, to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities cliff vest in September 2013 and November 2013, respectively. For each of these grants, the number of shares that vest will depend on the extent to which certain performance criteria are met and could range between 0% and 150% of the number of shares granted. As of December 31, 2010, we considered it probable that 150% of the shares granted will vest. The grant date fair values of these securities were $18.88 and $27.65, respectively.

In the fourth quarter of 2010, our Parent granted 8,600 restricted securities to certain of our employees under the 2010 Equity Incentive Plan. These restricted securities vest 25% per year over four years. There is no performance criteria associated with these awards. The grant date fair value of these securities was $27.65.

A summary of the unvested restricted securities activity for 2009 and 2010 is as follows:

	Ordinary Shares	Weighted-Average Grant-Date Fair Value
Balance as of December 31, 2008	52,118	$6.85
Granted shares	380,900	17.48

Balance as of December 31, 2009	433,018	16.20
Granted shares	41,000	21.10
Vested	(74,320)	17.48

Balance as of December 31, 2010	399,698	$16.47

Aggregate intrinsic value information for restricted securities as of December 31, 2010, 2009 and 2008 is presented below. The expected to vest restricted securities are calculated by applying the forfeiture rate assumption to the balance of unvested restricted securities.

	December 31, 2010	December 31, 2009	December 31, 2008
Vested and outstanding	$2,668	$539	$306
Expected to vest	$10,711	$8,258	$900

The weighted-average remaining periods over which the restrictions will lapse, expressed in years, as of December 31, 2010, 2009 and 2008 are as follows:

	December 31, 2010	December 31, 2009	December 31, 2008
Outstanding	3.5	4.6	*
Expected to vest	3.5	4.6	*

*	Reflects less than one year remaining

Share-Based Compensation Expense

The table below presents compensation expense related to options and restricted securities awards within SG&A expense in the consolidated statements of operations during the identified periods. We did not recognize a tax benefit associated with these expenses.

	For the year ended
	December 31, 2010	December 31, 2009	December 31, 2008
Tranche 1 options	$4,665	$2,168	$2,005
Tranche 2 and 3 options	20,200	—	—
Restricted securities	556	65	103

Total share-based compensation expense	$25,421	$2,233	$2,108

The table below presents unrecognized compensation expense at December 31, 2010 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized compensation expense	Expected recognition (years)
Tranche 1 options	$9,649	2.27
Tranche 2 and 3 options	1,434	1.24
Restricted securities	2,392	3.50

Total unrecognized compensation expense	$13,475

11. Shareholder’s Equity

As of December 31, 2010, we had 220 ordinary shares, par value €100 per share, issued and outstanding. We are authorized to issue up to 900 ordinary shares.

On March 26, 2010, we issued 20 ordinary shares, par value €100 per share, to our immediate parent company, Sensata Intermediate Holding, in exchange for consideration of approximately $5.2 million per share, or aggregate consideration of approximately $103.8 million. On April 29, 2010 we issued an additional 20 ordinary shares, par value €100 per share, to Sensata Intermediate Holding, in exchange for consideration of approximately $4.7 million per share, or aggregate consideration of approximately $93.1 million.

12. Related Party Transactions

The table below presents related party transactions recognized in SG&A expense in the consolidated statements of operations during the identified periods.

	For the years ended
	December 31, 2010	December 31, 2009	December 31, 2008
Sponsors’ fee for Advisory Agreement	$833	$4,000	$4,000
Advisory Agreement termination fee	22,352	—	—
Services provided by Parent	4,578	—	—
Legal services provided by a shareholder of SCA	2,630	1,370	1,467
Transition Services Agreement	—	—	217

Total included in SG&A expense	$30,393	$5,370	$5,684

Advisory Agreement

In connection with the 2006 Acquisition, we entered into an advisory agreement with the Sponsors for ongoing consulting, management advisory and other services (the “Advisory Agreement”). In consideration for consulting and management advisory services, the Advisory Agreement required us to pay each Sponsor a quarterly advisory fee equal to the product of $1,000 times such Sponsors’ Fee Allocation Percentage as defined in the Advisory Agreement. This fee was recorded in SG&A expense as shown in the above table.

In addition, in the event of services provided in connection with any future acquisition, disposition, or financing transactions involving us, the Advisory Agreement required us to pay the Sponsors an aggregate fee of one percent of the gross transaction value of each such transaction. In connection with the completion of our Parent’s IPO during the first quarter of 2010, our Parent paid the Sponsors a transaction fee of $4,737 on our behalf.

At the Sponsors’ option, the Advisory Agreement was terminated in March 2010, at which time we recognized a charge for a termination fee paid to the Sponsors as required by the Advisory Agreement totaling $22,352, of which $22,185 was paid on our behalf by our Parent. This termination fee was recorded in SG&A expense as shown in the above table.

Services Provided by Parent

We recognize expense for certain activities performed by our Parent for our benefit. These amounts are included in Due to parent until paid. We record this expense in SG&A expense as shown in the above table.

Other Arrangements with the Investor Group and its Affiliates

We utilize one of SCA’s shareholders for legal services. Expenses related to such legal services are recorded in SG&A expense as shown in the above table. During the years ended December 31, 2010, 2009 and 2008, we made payments of $349, $1,849 and $1,858, respectively, to this shareholder. In addition, during 2010, our Parent made additional payments of $2,600, in connection with its IPO, which were charged against the gross proceeds of its offering. As of December 31, 2010 and 2009, we recorded an amount due to this shareholder of $2,281 and $346, respectively.

During 2009, certain executive officers and other members of our management invested in a limited partnership along with the Sponsors. The limited partnership was formed with the intent to invest in our bonds among other potential investment opportunities. As of December 31, 2009, the limited partnership owned €42,300 aggregate principal amount of 11.25% Senior Subordinated Notes. In connection with the cash tender offer launched on February 26, 2010, the limited partnership validly tendered, and we accepted for purchase, all of the 11.25% Senior Subordinated Notes held by the limited partnership. The limited partnership received aggregate consideration of approximately €45,700, including accrued and unpaid interest, in exchange for the tendered notes. As of December 31, 2010, the partnership did not hold any of our Senior Notes or Senior Subordinated Notes.

Transition Services Agreement

In connection with the 2006 Acquisition, we entered into an administrative services agreement with TI (the “Transition Services Agreement”). Under the Transition Services Agreement, TI agreed to provide us with certain administrative services, including (i) real estate services; (ii) facilities-related services; (iii) finance and accounting services; (iv) human resources services; (v) information technology system services; (vi) warehousing and logistics services; and (vii) record retention services. The obligations for TI to provide those services varied in duration, and expired no later than April 26, 2007, except for certain information technology services which expired no later than April 26, 2008. The amounts to be paid under the Transition Services Agreement generally were based on the costs incurred by TI in providing those administrative services, including TI’s employee costs and out-of-pocket expenses. For the year ended December 31, 2008, we recorded $217 in SG&A expense related to these administrative services. We are no longer receiving any services provided under the Transition Services Agreement.

Cross License Agreement

In connection with the 2006 Acquisition, we entered into a perpetual, royalty-free cross license agreement with TI (the “Cross License Agreement”). Under the Cross License Agreement, the parties grant each other a license to use certain technology used in connection with the other party’s business.

13. Commitments and Contingencies

We have outstanding obligations associated with our capital lease and other financing obligations (refer to Note 7).

Future minimum payments for capital leases, other financing obligations and non-cancelable operating leases in effect as of December 31, 2010 are as follows:

	Future Minimum Payments
	Capital Leases	Other Financing Arrangements	Operating Leases	Total
For the year ending December 31,
2011	$3,566	$1,939	$3,797	$9,302
2012	3,590	1,774	2,642	8,006
2013	3,625	1,185	1,998	6,808
2014	3,658	742	1,153	5,553
2015	3,693	742	642	5,077
2016 and thereafter	37,045	11,290	2,885	51,220

Net minimum rentals	55,177	17,672	13,117	85,966
Less: interest portion	(25,716)	(5,590)	—	(31,306)

Present value of future minimum rentals	$29,461	$12,082	$13,117	$54,660

Non-cancelable purchase agreements exist with various suppliers for goods and services, such as information technology support. The terms of these agreements are fixed and determinable. As of December 31, 2010, we had the following purchase commitments:

Purchase Commitments
For the year ending December 31,
2011	$1,940
2012	1,447
2013	377
2014	19
2015	11
2016 and thereafter	27

Total	$3,821

Off-Balance Sheet Commitments

We execute contracts involving indemnifications standard in the relevant industry and indemnifications specific to certain transactions such as the sale of a business. These indemnifications might include claims relating to the following: environmental matters; intellectual property rights; governmental regulations and employment-related matters; customer, supplier and other commercial contractual relationships; and financial matters. Performance under these indemnities would generally be triggered by a breach of terms of the contract or by a third-party claim. Historically, we have had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities brought about by these indemnities cannot reasonably be estimated or accrued.

In 2009, STI negotiated a transition production agreement with Engineered Materials Solutions, LLC (“EMS”) to ensure the continuation of supply of certain materials. EMS is a wholly-owned subsidiary of Wickeder Westfalenstahl Gmbh. The Electrical Contact Systems, or “ECS,” business unit of EMS was our primary supplier for electrical contacts used in the manufacturing of certain of our controls products. We entered into the transition production agreement in order to support the ECS business unit, which was at risk of closing. The transition production agreement with EMS expired in May 2010. We have transitioned to alternative suppliers for these materials. In the third quarter of 2010, the letter of credit issued to the consignor under the silver consignment agreement was cancelled, and we settled the agreements with the consignor and EMS for immaterial amounts.

Indemnifications Provided As Part of Contracts and Agreements

We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. At the Sponsors’ option, this agreement was terminated in March 2010. See Note 12 for further discussion.

Officers and Directors: The Company’s corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify our officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals incurred in connection with civil or criminal action or proceedings, as it relates to their services to us and our subsidiaries. Although the by-laws provide no limit on the amount of indemnification, we may have recourse against our insurance carriers for certain payments made by us.

In addition, we have a liability insurance policy which insures directors and officers against the cost of defense, settlement or payment of claims and judgments under some circumstances. Certain indemnification payments may not be covered under our directors’ and officers’ insurance coverage.

Intellectual Property and Product Liability Indemnification: We routinely sell products with a limited intellectual property and product liability indemnification included in the terms of sale. Historically, we have had only minimal and infrequent losses associated with these indemnities. Consequently, any future liabilities resulting from these indemnities cannot reasonably be estimated or accrued.

Product Warranty Liabilities

Our standard terms of sale provide our customers with a warranty against faulty workmanship and the use of defective materials. These warranties exist for a period of eighteen months after the date we ship the product to our customer or for a period of twelve months after the customer resells our product, whichever comes first. We do not offer separately priced extended warranty or product maintenance contracts. Our liability associated with this warranty is, at our option, to repair the product, replace the product or provide the customer with a credit. We also sell products to customers under negotiated agreements or where we have accepted the customer’s terms of purchase. In these instances, we may make additional warranties, for longer durations consistent with differing end-market practices, and where our liability is not limited. Finally, many sales take place in situations where commercial or civil codes, or other laws, would imply various warranties and restrict limitations on liability.

In the event a warranty claim based on defective materials exists, we may be able to recover some of the cost of the claim from the vendor from whom the material was purchased. Our ability to recover some of the costs will depend on the terms and conditions to which we agreed when the material was purchased. When a warranty claim is made, the only collateral available to us is the return of the inventory from the customer making the warranty claim. Historically, when customers make a warranty claim, we either replace the product or provide the customer with a credit. We generally do not rework the returned product.

Our policy is to accrue for warranty claims when both a loss is probable and can be estimated. This is accomplished by reserving for estimated sales returns and estimated costs to rework the product at the time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims have historically not been material. See Note 2 for further information on our revenue recognition policy.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008 lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. Accordingly, no amounts have been accrued for these matters as of December 31, 2010 or 2009.

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

Legal Proceedings

We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies, or “ASC 450.” ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations.

Pending Litigation and Claims

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

In 2001, TI received a demand from Ford for reimbursement of costs related to the first recall in 1999, a demand that TI rejected and that Ford has not subsequently pursued against us. Ford has never made such a demand to us, nor made demands of us related to the subsequent recalls.

In August 2006, the National Highway Traffic Safety Administration (“NHTSA”) issued a closing report based on a multi-year investigation which found that the fire incidents were caused by system-related factors. On October 14, 2009, NHTSA issued a closing report associated with a more recent recall which modified the findings of the 2006 report but continued to emphasize system factors.

As of December 31, 2010 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. On April 1, 2010, plaintiff filed suit against Texas Instruments and Sensata and this case was subsequently consolidated with an earlier lawsuit, former Case No. CVC 20090074, filed against Ford. The alleged damages are unspecified and the lawsuit is in only preliminary discovery phases. As of December 31, 2010, we were a defendant in 17 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch, 13 of which are pending in a state multi-district litigation in the 53rd Judicial Court of Travis County, Texas, In re Ford Motor Company Speed Control Deactivation Switch Litigation, Docket No. D-1-GN-08-00091; and the remainder are in individual dockets in various state courts of Alabama., Georgia and Texas. We are no longer a defendant in any cases pending in a federal multi-district litigation in the United States District Court for the Eastern District of Michigan, Ford Motor Co. Speed Control Deactivation Switch Products Liability Litigation, Docket No. 05-md-01718. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $3.0 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. The majority of these cases are in discovery. Two have been set for trial and one is on appeal.

For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.2 million as of December 31, 2010. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Whirlpool Recall Litigation: We are involved in litigation relating to certain control products that TI sold between 2000 and 2004 to Whirlpool Corporation (“Whirlpool”). The control products were incorporated into the compressors of certain refrigerators in a number of Whirlpool brands, including Maytag, Jenn-Air, Amana,

Admiral, Magic Chef, Performa by Maytag, and Crosley. Whirlpool contends that the control products were defective because they allegedly fail at excessive rates, and have allegedly caused property damage, including fires. During fiscal years 2007 and 2008, we paid Whirlpool for certain costs associated with third-party claims and other external engineering costs in amounts that did not have a material adverse effect on our financial condition or results of operations. During 2009, Whirlpool, in conjunction with the Consumer Product Safety Commission announced voluntary recalls of approximately 1.8 million refrigerators.

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, STI. The lawsuit was filed in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. The complaint asserts, among other things, contract claims as well as claims for breach of warranty, fraud, negligence, indemnification and deceptive trade practices. It seeks an unspecified amount of compensatory and exemplary damages. While unspecified, we believe that Whirlpool is claiming amounts in excess of $100 million. We, along with TI, have answered the complaint and denied liability.

We, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” We assert, among other things, that Embraco was responsible for testing the compatibility of the control product with its compressors, and that we have become exposed to litigation because of Embraco’s actions and inactions. We believe that Embraco is now a wholly-owned subsidiary of Whirlpool SA.

Discovery on all claims and cross-claims is ongoing, and the court has reserved time in October 2011 for a possible trial.

In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and will manage and defend the litigation on behalf of both parties. Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of December 31, 2010, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter, provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million,TI will reimburse us for amounts incurred in excess of the $30.0 million threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs and/or damages from the Whirlpool litigation and other claims and litigation matters subject to the indemnification will ultimately exceed $30.0 million.

We are also involved in a related, but separate proceeding with TI’s insurer, American Alternative Insurance (“American Alternative”). On June 3, 2009, TI filed a lawsuit against American Alternative seeking reimbursement for our defense costs in the Whirlpool litigation and certain other third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claims against STI alleging that STI assumed liability for the Whirlpool matters under the Acquisition Agreement. On that basis, American Alternative has asserted that we owe American Alternative for any amounts that it may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. During the second quarter of 2010, TI informed us that they have reached a settlement with American Alternative in this matter. As of December 31, 2010, we have not recorded a reserve for this matter.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. One customer has conducted a recall of their products and two customers have reported several third-party fire incidents. One customer has filed a lawsuit against us, Jede AB v. Stig

Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. We filed our answer on December 1, 2009, and denied liability. The other customer claims aggregate to a similar amount. We are contesting these claims. As of December 31, 2010, we have not recorded a reserve for this matter.

European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 claiming costs to date of €2.5 million, and estimated future costs, together, totaling €11.7 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of December 31, 2010, we have not recorded a reserve for this claim.

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

On April 17, 2010, the court granted plaintiff’s notice of non-suit without prejudice. We, along with Pelonis, have continued our pending cross claims for at least five months until January 2011, with the intention of dismissing those claims if plaintiffs do not refile their claims before the applicable statute of limitations runs. We believe that these claims will be dismissed. As of December 31, 2010, we have not recorded a reserve for this matter.

FCPA Voluntary Disclosure

An internal investigation has been conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We have contacted the United States Department of Justice and the Securities and Exchange Commission to begin the process of making a voluntary disclosure of the possible violations, the investigation, and the initial findings. We are continuing to cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying consolidated financial statements.

Matters Resolved During 2010

Huawei. Huawei, a Chinese telecommunications equipment customer, informed us in 2009 that it was planning to conduct a field replacement campaign for power supply products containing our circuit breakers. The customer alleged defects in our products, which were sold through distributors to two power supply subcontractors. There are 24,000 systems in the field, however, based on discussions with the customer in early 2010, we believe that the replacement campaign would involve a smaller percentage of systems with an estimated cost of approximately $1.0 million. There are many parties in the supply chain, and based on further information and discussions, we believe that we will not have additional liability for these costs, and that Huawei will not further pursue its claims related to these products.

Audi. Audi, a part of the Volkswagen Auto Group, has alleged defects in certain of our products installed in its vehicles. The customer first brought the claim in 2008 in the amount €8.1 million in expenses related to replacement of our products. The customer subsequently expanded its claim to €24.0 million. We contested the customer’s allegations, but entered into discussions seeking to resolve the dispute. In March 2010, the parties reached agreement on resolution of the dispute. We agreed to accept the prior set-off by Audi of amounts totaling €0.9 million or $1.2 million and certain future business arrangements. We believe that Audi will not further pursue its claims related to these products.

14. Fair Value Measures

Our assets and liabilities recorded at fair value have been categorized based upon a fair value hierarchy in accordance with ASC Topic 820, Fair Value Measurements and Disclosures. The levels of the fair value hierarchy are described below:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets and liabilities that we have the ability to access at the measurement date.

•

Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets as well as inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable inputs for the asset or liability, allowing for situations where there is little, if any, market activity for the asset or liability.

Measured on a Recurring Basis

The following tables present information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 and 2009, aggregated by the level in the fair value hierarchy within which those measurements fell:

	December 31, 2010				December 31, 2009
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets
Commodity forward contracts	$—	$7,199	$—	$7,199	$—	$644	$—	$644
Interest rate caps	—	149	—	149	—	1,550	—	1,550
Euro call option	—	—	—	—	—	993	—	993

Total	$—	$7,348	$—	$7,348	$—	$3,187	$—	$3,187

Liabilities
Interest rate collars	$—	$1,822	$—	$1,822	$—	$8,587	$—	$8,587
Interest rate swap	—	91	—	91	—	3,157	—	3,157
Commodity forward contracts	—	—	—	—	—	193	—	193

Total	$—	$1,913	$—	$1,913	$—	$11,937	$—	$11,937

The valuations of the derivatives intended to mitigate our interest rate risk (interest rate caps, collars and swaps) are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 15, “Derivative Instruments and Hedging Activities,” under the caption “Interest Rate Risk”.

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 15, “Derivative Instruments and Hedging Activities,” under the caption “Commodity Risk”.

We incorporate credit valuation adjustments to appropriately reflect both our own nonperformance risk and the respective counterparty’s nonperformance risk in the fair value measurements. In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as collateral postings, thresholds, mutual puts, and guarantees.

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of December 31, 2010 and 2009, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivatives in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

We evaluate the recoverability of goodwill and indefinite-lived intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of October 1, 2010, we evaluated our goodwill and indefinite-lived intangible assets for impairment and determined that the fair values of our reporting units and indefinite-lived intangible assets exceeded their carrying values on that date. As of December 31, 2010, no events or changes in circumstances occurred that would have triggered the need for an additional impairment review.

In March 2009, we determined that goodwill and intangible assets associated with our Interconnection reporting unit were impaired and recorded a charge totaling $19,867 in the consolidated statement of operations (refer to Note 5 for further discussion) to reduce its book value to its implied fair value.

The Interconnection assets itemized below were measured at fair value on a non-recurring basis during the first quarter of 2009 using an income approach. The balances of definite-lived intangible assets and goodwill associated with Interconnection as of March 31, 2009, as well as the impairment charges recorded during the first quarter of 2009, were as follows:

	Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Impaired (Losses)
Definite-lived intangible assets	$10,630	$—	$—	$10,630	$(14,574)
Goodwill	3,341	—	—	3,341	(5,293)

	$13,971	$—	$—	$13,971	$(19,867)

Goodwill and definite-lived intangible assets are valued primarily using discounted cash flow models that incorporate assumptions for a reporting unit’s short- and long-term revenue growth rates, operating margins and discount rates, which represent our best estimates of current and forecasted market conditions, current cost structure, and the implied rate of return that management believes a market participant would require for an investment in a company having similar risks and business characteristics to the reporting unit being assessed.

Financial Instruments Not Recorded at Fair Value

The carrying values and fair values of financial instruments not recorded at fair value in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows:

	December 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities
Senior secured term loans	$1,411,991	$1,366,723	$1,468,100	$1,295,320
Senior Notes and Senior Subordinated Notes	436,159	455,480	790,792	768,079

The fair values of our long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Cash and trade receivables are carried at their cost, which approximates fair value because of their short-term nature.

15. Derivative Instruments and Hedging Activities

Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative as being a hedging relationship and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as hedges of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transaction in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuation of derivatives and classification in the fair value hierarchy is described in Note 14, “Fair Value Measures.”

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our U.S. dollar and Euro-denominated floating rate debt. To accomplish this objective, we primarily use interest rate swaps, collars and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the years ended December 31, 2010, 2009 and 2008, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the years ended December 31, 2010, 2009 and 2008, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. During the next twelve months, we estimate that an additional $2.5 million will be reclassified from accumulated other comprehensive loss to interest expense.

As of December 31, 2010, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate swap	$25.0	July 27, 2006	January 27, 2011	3-month LIBOR	5.377%
Interest rate collars	€190.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% – 4.40%
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest rate cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Non-designated Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements, to manage our exposure to fluctuations in the U.S. dollar to Euro exchange rate. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. Changes in the fair value of these derivatives not designated as hedging instruments are recorded in the statement of operations as a gain or loss within Currency translation gain and other, net. During the year ended December 31, 2010, we recognized a net loss of $993 associated with this derivative. As of December 31, 2010, we have no outstanding derivative financial instruments to manage our exposure to foreign currency risk. We continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.

Non-designated Hedges of Commodity Risk

Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. Derivatives not designated as hedges are not speculative and are used to manage our exposure to commodity price movements, but do not meet the strict hedge accounting requirements. Changes in fair value of these derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss within Currency translation gain and other, net. During the years ending December 31, 2010, 2009 and 2008, we recognized a net gain/(loss) associated with our commodity contracts of $9,140, $2,590 and $(8,250), respectively.

We had the following outstanding commodity forward contracts that were not designated as derivatives in qualifying hedging relationships as of December 31, 2010:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price
Silver	650,687 troy oz.	January 2011 – December 2011	$25.17
Gold	6,718 troy oz.	January 2011 – December 2011	$1,370.23
Nickel	197,122 pounds	January 2011 – December 2011	$10.10
Aluminum	1,505,056 pounds	January 2011 – December 2011	$1.01
Copper	2,210,800 pounds	January 2011 – December 2011	$3.49

The notional amounts above represent the total volume we hedged over the remaining contracted periods.

Financial Instrument Presentation

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$149	Other assets	$1,550		$—		$—
Interest rate swap		—		—	Accrued expenses and other current liabilities	91	Other long-term liabilities	3,157
Interest rate collars		—		—	Accrued expenses and other current liabilities	1,822	Other long-term liabilities	8,587

Total		$149		$1,550		$1,913		$11,744

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$7,199	Prepaid expenses and other current assets	$644		$—	Accrued expenses and other current liabilities	$193
Euro call option		—	Prepaid expenses and other current assets	993		—		—

Total		$7,199		$1,637		$—		$193

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of December 31, 2010:

Unrealized loss on derivative instruments
Balance as of December 31, 2009	$(11,805)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(2,996)
Amount of loss reclassified into interest expense	11,611

Balance as of December 31, 2010	$(3,190)

The following table presents the effect of our derivative financial instruments and their classification on the consolidated statement of operations for the years ended December 31, 2010 and 2009:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Net (Loss)/Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2010	2009		2010	2009
Interest rate derivatives	$(2,996)	$(15,532)	Interest expense	$(11,611)	$(14,533)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain or (Loss) Recognized in Income on Derivatives		Location of Gain or (Loss) Recognized in Income on Derivatives
	2010	2009
Commodity forward contracts	$9,140	$2,590	Currency translation gain and other, net
Euro call option	$(993)	$(82)	Currency translation gain and other, net

Credit risk related Contingent Features

We have agreements with our collars and swap derivative counterparties that contain a provision where if we default on any of our indebtedness where repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.

As of December 31, 2010, the termination value of derivatives in a liability position which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $3,326. We have not posted any collateral related to these agreements. If we breached any of the default provisions on any of our indebtedness, as described above, we could be required to settle our obligations under the agreements at their termination value.

16. Restructuring Costs

Our restructuring programs consist of the First Technology Automotive Plan, the Airpax Plan and the 2008 Plan. Each of these restructuring programs is described in more detail below.

First Technology Automotive Plan

In December 2006, we acquired First Technology Automotive from Honeywell. In January 2007, we announced plans (the “First Technology Automotive Plan”) to close the manufacturing facilities in Standish, Maine and Grand Blanc, Michigan, and to downsize the facility in Farnborough, United Kingdom. Manufacturing at the Maine, Michigan and United Kingdom sites was moved to the Dominican Republic and other Sensata sites. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 143 employees. The actions described above associated with the First Technology Automotive Plan were completed in 2008, and we anticipate remaining payments to be paid through 2014 due primarily to contractual lease obligations.

In connection with the First Technology Automotive Plan, we have incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $8,932, consisting of $4,287 in severance costs and $4,645 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to our reportable segments, have been shown within the “corporate and other” caption. Of the cumulative cost incurred, $3,313 and $2,413 have been allocated to the sensors and controls segments, respectively, and $3,206 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities associated with the First Technology Automotive Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$3,281	$4,601	$7,882
Charges	—	1,111	1,111
Payments	(2,898)	(1,908)	(4,806)

Balance as of December 31, 2008	383	3,804	4,187
Purchase accounting adjustments	—	(209)	(209)
Reversal of charges	—	(235)	(235)
Payments	(320)	(828)	(1,148)

Balance as of December 31, 2009	63	2,532	2,595
Purchase accounting adjustments	(63)	(1,553)	(1,616)
Reversal of charges	—	(228)	(228)
Payments	—	(656)	(656)
Impact of changes in foreign currency exchange rates	—	57	57

Balance as of December 31, 2010	$—	$152	$152

	Sensors	Controls	Corporate and Other	Total
Balance as of December 31, 2007	$3,217	$2,476	$2,189	$7,882
Charges	330	—	781	1,111
Payments	(744)	(2,142)	(1,920)	(4,806)

Balance as of December 31, 2008	2,803	334	1,050	4,187
Purchase accounting adjustments	—	—	(209)	(209)
Reversal of charges	—	—	(235)	(235)
Payments	(273)	(271)	(604)	(1,148)

Balance as of December 31, 2009	2,530	63	2	2,595
Purchase accounting adjustments	(1,551)	(63)	(2)	(1,616)
Reversal of charges	(228)	—	—	(228)
Payments	(656)	—	—	(656)
Impact of changes in foreign currency exchange rates	57	—	—	57

Balance as of December 31, 2010	$152	$—	$—	$152

During the year ended December 31, 2010, we revised our accrual related to severance by $63 and our accrual related to facility exit and other costs by $1,781. The reduction to the accrual for facility exit and other costs was primarily related to the execution of a sublease for the Farnborough, United Kingdom facility at terms more favorable to us than previously anticipated in 2010. The reduction to the accruals resulted in a reduction of goodwill totaling $1,616 for the portion of the accruals that had been established through purchase accounting and a reduction to restructuring expense of $228. We do not expect to incur additional costs in the future.

Airpax Plan

In July 2007, we acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007, we announced plans (“Airpax Plan”) to close the facility in Frederick, Maryland and to relocate certain manufacturing lines to existing Sensata and Airpax facilities in Cambridge, Maryland; Shanghai, China and Mexico, and to terminate certain employees at the Cambridge, Maryland facility. In 2008, we announced plans to close the Airpax facility in Shanghai, China. Restructuring liabilities related to these actions relate primarily to exit and related severance costs and affected 331 employees and were completed in 2009.

In connection with the Airpax Plan, we have incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $6,494, consisting of $5,073 in severance costs and $1,421 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to our reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $5,026 has been allocated to the controls segment and $1,468 has been allocated to “corporate and other”. We have not incurred additional costs related to this plan in year ended December 31, 2010 and do not expect to incur additional costs in the future.

The following table outlines the rollforward of the restructuring liabilities associated with the Airpax Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$8,942	$2,092	$11,034
Purchase accounting adjustments	(3,681)	(158)	(3,839)
Payments	(4,298)	(839)	(5,137)
Impact of changes in foreign currency exchange rates	(227)	(9)	(236)

Balance as of December 31, 2009	736	1,086	1,822
Purchase accounting adjustments	(188)	(513)	(701)
Payments	(375)	(47)	(422)

Balance as of December 31, 2009	173	526	699
Payments	(3)	—	(3)

Balance as of December 31, 2010	$170	$526	$696

	Controls	Corporate and Other	Total
Balance as of December 31, 2007	$9,801	$1,233	$11,034
Purchase accounting adjustments	(4,129)	290	(3,839)
Payments	(3,797)	(1,340)	(5,137)
Impact of changes in foreign currency exchange rates	(236)	—	(236)

Balance as of December 31, 2008	1,639	183	1,822
Purchase accounting adjustments	(646)	(55)	(701)
Payments	(297)	(125)	(422)

Balance as of December 31, 2009	696	3	699
Payments	(2)	(1)	(3)

Balance as of December 31, 2010	$694	$2	$696

During the year ended December 31, 2008, we reversed a portion of our previously established restructuring reserves through goodwill because certain aspects of the Airpax Plan were not finalized prior to the one-year anniversary of the Airpax Acquisition. Charges resulting from further restructuring activities have been included as a component of the 2008 Plan.

During the year ended December 31, 2009, we revised our accrual related to severance and facility exit and other costs established through purchase accounting. As a result, we reduced goodwill by a corresponding amount of $701.

2008 Plan

During fiscal years 2008 and 2009, in response to global economic conditions, we announced various actions to reduce the workforce in several business centers and manufacturing facilities throughout the world, and to move certain manufacturing operations to low-cost countries (the “2008 Plan”). During the year ended

December 31, 2008, we recognized charges totaling $23,013, of which $16,211 relates to severance, $1,300 relates to a pension enhancement provided to certain eligible employees under a voluntary retirement program (refer to Note 9 for further discussion), $3,588 relates to pension curtailment and settlement charges and $1,914 relates to facility exit and other costs. During the year ended December 31, 2009, we recognized charges totaling $18,321, of which $12,930 relates to severance, $4,828 relates to pension curtailment, settlement and other related charges and $563 relates to facility exit and other costs. The total cost of these actions is expected to be $40,347, excluding the impact of changes in foreign currency exchange rates, and affect 1,983 employees. We anticipate the actions described above associated with the 2008 Plan to be completed during 2011 and the remaining payments to be paid through 2014 due primarily to contractual lease obligations. We do not expect to incur additional charges in the future.

In connection with the 2008 Plan, we have incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,347, consisting of $28,150 in severance costs, $9,716 in pension-related costs and $2,481 in facility exit and other costs. These costs have been recognized in our segments in accordance with the degree of impact experienced by the segment. The remaining costs, not allocable to our reportable segments, have been shown within the “corporate and other” caption. Of the total cost incurred, $1,750 and $4,567 has been allocated to the sensors and controls segments, respectively, and $34,030 has been allocated to “corporate and other”.

The following tables outline the changes to the restructuring liabilities, excluding the costs related to pension, associated with the 2008 Plan, by type of liability and segment, respectively:

	Severance	Facility Exit and Other Costs	Total
Balance as of December 31, 2007	$—	$—	$—
Charges	16,211	1,914	18,125
Payments	(4,589)	(80)	(4,669)
Impact of changes in foreign currency exchange rates	(95)	(70)	(165)

Balance as of December 31, 2008	11,527	1,764	13,291
Charges	12,930	563	13,493
Payments	(21,343)	(2,133)	(23,476)
Impact of changes in foreign currency exchange rates	(150)	(85)	(235)

Balance as of December 31, 2009	2,964	109	3,073
Charges	565	24	589
Reversal of charges	(1,556)	(20)	(1,576)
Payments	(1,491)	(58)	(1,549)
Impact of changes in foreign currency exchange rates	(1)	(1)	(2)

Balance as of December 31, 2010	$481	$54	$535

Employees terminated as of December 31, 2010	1,966

	Sensors	Controls	Corporate and Other	Total
Balance as of December 31, 2007	$—	$—	$—	$—
Charges	1,760	4,091	12,274	18,125
Payments	(686)	(1,130)	(2,853)	(4,669)
Impact of changes in foreign currency exchange rates	(105)	(60)	—	(165)

Balance as of December 31, 2008	969	2,901	9,421	13,291
Charges	11	465	13,017	13,493
Payments	(871)	(3,048)	(19,557)	(23,476)
Impact of changes in foreign currency exchange rates	22	(203)	(54)	(235)

Balance as of December 31, 2009	131	115	2,827	3,073
Charges	44	122	423	589
Reversal of Charges	(95)	(133)	(1,348)	(1,576)
Payments	(53)	(12)	(1,484)	(1,549)
Impact of changes in foreign currency exchange rates	(1)	(4)	3	(2)

Balance as of December 31, 2010	$26	$88	$421	$535

During the year ended December 31, 2010, we recognized a net reversal of charges of $987 in the 2008 Plan, primarily related to a net reduction in our severance accrual that was largely due to the expiration of outplacement and tuition benefits, and was primarily allocable to the “corporate and other” caption.

Summary of Restructuring Programs

The following tables outline amounts associated with all of our restructuring programs described above, including the costs related to pension, and where in the consolidated statements of operations these amounts were recognized for the years ended December 31, 2010, 2009 and 2008. There were no restructuring costs recognized for the Airpax Plan during 2010 and 2009. The “other” restructuring expense of $1,077 during the year ended December 31, 2010 represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Other	Total
For the year ended December 31, 2010
Restructuring	$(228)	$—	$(987)	$1,077	$(138)
Currency translation gain and other, net	57	—	(2)	(12)	43

Total	$(171)	$—	$(989)	$1,065	$(95)

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Other	Total
For the year ended December 31, 2009
Restructuring	$(235)	$—	$18,321	$—	$18,086
Currency translation gain and other, net	—	—	(235)	—	(235)

Total	$(235)	$—	$18,086	$—	$17,851

	First Technology Automotive Plan	Airpax Plan	2008 Plan	Other	Total
For the year ended December 31, 2008
Restructuring	$1,111	$—	$23,013	$—	$24,124
Currency translation gain and other, net	—	(236)	(165)	—	(401)

Total	$1,111	$(236)	$22,848	$—	$23,723

The following table outlines the current and long-term components of the restructuring liabilities for all plans recognized in the consolidated balance sheets as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Current liabilities	$1,267	$4,219
Long-term liabilities	116	2,148

	$1,383	$6,367

17. Discontinued Operations

In December 2008, we announced our intent to sell the Automotive Vision sensing business (“Vision business”), which included the assets and operations of SMaL Camera Technologies, Inc. (“SMaL Camera”), due to the economic climate and slower than expected demand for its products. We purchased SMaL Camera for $12.0 million in March 2007. We completed the sale of the Vision business during the quarter ended June 30, 2009. Accordingly, there are no results of operations for this business during the year ended December 31, 2010.

Results of operations of the Vision business included within loss from discontinued operations for the years ended December 31, 2010, 2009 and 2008 were as follows:

	For the year ended December 31,
	2010	2009	2008
Net revenue	$—	$726	$2,661
Loss from operations before income tax	$—	$(395)	$(12,199)

We recognized a $7,883 loss during the year ended December 31, 2008 associated with measuring the net assets at fair value less cost to sell and other exit costs associated with the Vision business. This amount is reported within loss from discontinued operations in the consolidated statement of operations. The estimated fair value was based on indicators of value implied from discussions with potential buyers of the business. Included in the $7,883 loss were charges of $3,995 and $1,439 for the write-off of goodwill and intangible assets, respectively, associated with the Vision business.

18. Segment Reporting

We organize our business into two reportable segments, sensors and controls, based on differences in products included in each segment. The reportable segments are consistent with how management views the markets served by us and the financial information that is reviewed by our chief operating decision maker. We manage our sensors and controls businesses as components of an enterprise, for which separate information is available and is evaluated regularly by our chief operating decision maker, in deciding how to allocate resources and assess performance.

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition and the Airpax Acquisition. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2.

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

The following table presents net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Net revenue:
Sensors	$969,628	$685,092	$867,386
Controls	570,451	449,852	555,269

Total net revenue	$1,540,079	$1,134,944	$1,422,655

Segment operating income (as defined above):
Sensors	$327,081	$201,254	$221,885
Controls	193,301	133,896	136,455

Total segment operating income	520,382	335,150	358,340
Corporate/other	(145,946)	(85,364)	(92,269)
Amortization of intangible assets and capitalized software	(144,514)	(153,081)	(148,762)
Impairment of goodwill and intangible assets	—	(19,867)	(13,173)
Restructuring	138	(18,086)	(24,124)

Profit from operations	230,060	58,752	80,012
Interest expense	(106,400)	(150,589)	(197,840)
Interest income	863	573	1,503
Currency translation gain and other, net	45,166	107,717	55,455

Income/(loss) from continuing operations before income taxes	$169,689	$16,453	$(60,870)

No customer exceeded 10% or more of our net revenue in any of the periods presented.

The following table presents net revenue by product categories for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Net revenue:
Pressure sensors	$687,047	$456,116	$553,722
Pressure switches	98,350	71,946	96,928
Position sensors	32,954	26,062	39,273
Force sensors	71,977	57,151	87,654
Bimetal electromechanical controls	379,487	298,476	363,826
Thermal and magnetic-hydraulic circuit breakers	131,234	113,855	142,112
Power inverters	19,985	14,341	20,641
Interconnection	39,485	23,180	28,398
Other	79,560	73,817	90,101

	$1,540,079	$1,134,944	$1,422,655

The following table presents depreciation and amortization of intangible assets and capitalized software expense for the reported segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Total depreciation and amortization
Sensors	$18,745	$20,036	$19,781
Controls	8,320	9,253	10,065
Corporate/other(1)	156,077	172,219	170,277

Total	$183,142	$201,508	$200,123

(1)	Included within Corporate/other is all of the depreciation and amortization expense associated with the fair value step-up recognized in the 2006 Acquisition, and the acquisitions of First Technology Automotive and Airpax. We do not allocate the additional depreciation and amortization expense associated with the step-up in the fair value of the PP&E and intangible assets associated with the acquisitions to our segments. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents total assets for the reported segments as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Total assets
Sensors	$403,687	$326,941
Controls	165,958	192,597
Corporate/other(1)	2,710,626	2,643,589

Total	$3,280,271	$3,163,127

(1)	Included within Corporate/other as of December 31, 2010 and 2009 is $1,528,954 and $1,530,570, respectively, of goodwill, $723,144 and $865,531, respectively, of intangible assets, $35,198 and $35,809, respectively, of PP&E and $559 and $559, respectively, of assets held for sale. This treatment is consistent with the financial information reviewed by our chief operating decision maker.

The following table presents capital expenditures for the reported segments for the years ended December 31, 2010, 2009 and 2008:

	For the year ended December 31,
	2010	2009	2008
Total capital expenditures
Sensors	$34,989	$6,168	$16,514
Controls	10,210	6,995	13,388
Corporate/other	7,713	1,796	11,061

Total	$52,912	$14,959	$40,963

Geographic Area Information

The geographic area data below includes net revenue, based on our revenue recognition policies, and PP&E, based on the location of the respective entities.

The following tables present net revenue by geographic area and by significant countries for the years ended December 31, 2010, 2009 and 2008:

	Net Revenue
	For the year ended December 31,
	2010	2009	2008
Americas	$641,883	$513,764	$668,475
Asia Pacific	504,039	316,047	405,222
Europe	394,157	305,133	348,958

	$1,540,079	$1,134,944	$1,422,655

	Net Revenue
	For the year ended December 31,
	2010	2009	2008
United States	$608,267	$484,553	$634,402
The Netherlands	394,157	305,133	348,957
Japan	205,856	159,909	232,384
All Other	331,799	185,349	206,912

	$1,540,079	$1,134,944	$1,422,655

The following table presents long-lived assets, exclusive of goodwill and intangible assets, by geographic area and by significant countries as of December 31, 2010 and 2009:

	Long-Lived Assets
	December 31, 2010	December 31, 2009
Americas	$104,820	$96,098
Asia Pacific	117,285	110,039
Europe	12,708	13,480

Total	$234,813	$219,617

	Long-Lived Assets
	December 31, 2010	December 31, 2009
United States	$64,941	$55,821
Malaysia	44,028	46,959
Mexico	39,009	39,419
Korea	15,656	15,692
The Netherlands	12,708	13,480
All Other	58,471	48,246

	$234,813	$219,617

19. Supplemental Guarantor Condensed Consolidating Financial Statements

On April 26, 2006, in connection with the 2006 Acquisition, we issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 7. The Senior Notes and Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by us and certain of our direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by us. All our other subsidiaries, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, described in Note 7.

The following condensed consolidating financial statements are presented for the information of the holders of the Notes and present the Condensed Consolidating Balance Sheets as of December 31, 2010 and 2009 and the Condensed Consolidating Statements of Operations and Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008 of Sensata, which is the issuer of the Notes, the Guarantors, the Non-Guarantors, and the elimination entries necessary to consolidate or combine the issuer with the Guarantor and Non-Guarantor subsidiaries.

Investments in subsidiaries are accounted for using the equity method for purposes of the consolidated presentation. The principal elimination entries relate to investments in subsidiaries and intercompany balances and transactions. Separate financial statements and other disclosures with respect to the subsidiary Guarantors have not been provided as we believe the following information is sufficient, as the Guarantor subsidiaries are 100% owned by us and all guarantees are full and unconditional. Additionally, substantially all of the assets of the Guarantor subsidiaries are pledged under the Notes and, consequently, will not be available to satisfy the claims of our general creditors.

Intercompany profits from the sale of inventory between our Non-Guarantor subsidiaries and Guarantor subsidiaries have been reflected on a gross basis within net revenue and cost of revenue in the Guarantor and Non-Guarantor statements of operations, and are eliminated to arrive at our consolidated statements of operations. It is our policy to expense intercompany profit margin through cost of revenue when an intercompany sale takes place. Therefore, in the condensed consolidating balance sheets, intercompany profits are not included in the carrying value of inventories of our Guarantor and Non-Guarantor subsidiaries. Instead, inventories are stated at the lower of cost or estimated net realizable value, without giving effect to intercompany profits. We believe that this presentation best represents the actual revenue earned, costs incurred and financial position of our legal entities.

Certain reclassifications have been made to prior period amounts to conform to current year presentations.

Condensed Consolidating Balance Sheet

December 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$127,690	$231,938	$26,527	$—	$386,155
Accounts receivable, net of allowances	—	179,929	18,316	—	198,245
Intercompany accounts receivable	333,640	354,635	126,035	(814,310)	—
Inventories	—	115,686	25,263	—	140,949
Deferred income tax assets	—	3,482	3,084	—	6,566
Prepaid expenses and other current assets	7,377	11,997	5,413	—	24,787
Assets held for sale	—	—	559	—	559

Total current assets	468,707	897,667	205,197	(814,310)	757,261
Property, plant and equipment, net	—	182,555	52,258	—	234,813
Goodwill	—	1,450,973	77,981	—	1,528,954
Other intangible assets, net	—	700,213	22,931	—	723,144
Investment in subsidiaries	661,195	53,999	—	(715,194)	—
Advances to subsidiaries	1,996,226	—	—	(1,996,226)	—
Other assets	25,526	4,491	6,082	—	36,099

Total assets	$3,151,654	$3,289,898	$364,449	$(3,525,730)	$3,280,271

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$14,791	$1,875	$113	$—	$16,779
Accounts payable	8	105,562	26,405	—	131,975
Accrued expenses and other current liabilities	34,662	52,566	16,281	—	103,509
Due to parent	2,974	—	—		2,974
Intercompany liabilities	330,115	420,072	64,123	(814,310)	—

Total current liabilities	382,550	580,075	106,922	(814,310)	255,237
Pension and post-retirement benefit obligations	—	42,139	618	—	42,757
Capital lease and other financing obligations, less current portion	—	38,772	772	—	39,544
Long-term intercompany liabilities	—	1,973,394	22,832	(1,996,226)	—
Long-term debt, less current portion	1,833,370	—	—	—	1,833,370
Other long-term liabilities	10,716	180,378	18,087	—	209,181
Commitments and contingencies

Total liabilities	2,226,636	2,814,758	149,231	(2,810,536)	2,380,089
Shareholder’s equity
Shareholder’s equity	925,018	475,140	215,218	(715,194)	900,182

Total liabilities and shareholder’s equity	$3,151,654	$3,289,898	$364,449	$(3,525,730)	$3,280,271

Condensed Consolidating Balance Sheet

December 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$55,290	$82,187	$10,649	$—	$148,126
Accounts receivable, net of allowances	—	167,314	13,525	—	180,839
Intercompany accounts receivable	273,328	451,867	111,137	(836,332)	—
Inventories	—	101,252	24,123	—	125,375
Deferred income tax assets	—	10,376	2,043	—	12,419
Prepaid expenses and other current assets	2,656	10,146	3,424	—	16,226
Assets held for sale	—	—	559	—	559

Total current assets	331,274	823,142	165,460	(836,332)	483,544
Property, plant and equipment, net	—	177,429	42,188	—	219,617
Goodwill	—	1,450,973	79,597	—	1,530,570
Other intangible assets, net	—	837,397	28,134	—	865,531
Investment in subsidiaries	595,097	54,870	—	(649,967)	—
Advances to subsidiaries	2,196,337	—	—	(2,196,337)	—
Other assets	42,288	7,831	13,746	—	63,865

Total assets	$3,164,996	$3,351,642	$329,125	$(3,682,636)	$3,163,127

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$15,208	$1,822	$109	$—	$17,139
Accounts payable	156	94,882	26,598	—	121,636
Accrued expenses and other current liabilities	17,213	57,987	23,614	—	98,814
Intercompany liabilities	429,148	348,424	58,760	(836,332)	—
Accrued profit sharing	—	562	38	—	600

Total current liabilities	461,725	503,677	109,119	(836,332)	238,189
Pension and post-retirement benefit obligations	—	48,980	545	—	49,525
Capital lease and other financing obligations, less current portion	—	39,109	892	—	40,001
Long-term intercompany liabilities	—	2,173,505	22,832	(2,196,337)	—
Long-term debt, less current portion	2,243,686	—	—	—	2,243,686
Other long-term liabilities	46,759	138,996	19,224	—	204,979
Commitments and contingencies

Total liabilities	2,752,170	2,904,267	152,612	(3,032,669)	2,776,380
Shareholder’s equity
Shareholder’s equity	412,826	447,375	176,513	(649,967)	386,747

Total liabilities and shareholder’s equity	$3,164,996	$3,351,642	$329,125	$(3,682,636)	$3,163,127

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,449,274	$328,548	$(237,743)	$1,540,079
Operating costs and expenses:
Cost of revenue	—	914,514	271,299	(237,743)	948,070
Research and development	—	23,620	1,044	—	24,664
Selling, general and administrative and amortization of intangible assets and capitalized software	53,975	259,025	24,423	—	337,423
Restructuring	—	(138)	—	—	(138)

Total operating costs and expenses	53,975	1,197,021	296,766	(237,743)	1,310,019

(Loss)/profit from operations	(53,975)	252,253	31,782	—	230,060
Interest income/(expense), net	81,696	(186,262)	(971)	—	(105,537)
Currency translation gain/(loss) and other, net	51,111	(9,463)	3,518	—	45,166

Income from continuing operations before taxes and equity in earnings from continuing operations of subsidiaries	78,832	56,528	34,329	—	169,689
Equity in earnings/(losses) before taxes from continuing operations of subsidiaries	90,857	(576)	—	(90,281)	—
Provision for income taxes	38,304	28,814	3,461	(32,275)	38,304

Income from continuing operations	131,385	27,138	30,868	(58,006)	131,385

Net Income	$131,385	$27,138	$30,868	$(58,006)	$131,385

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,067,749	$216,329	$(149,134)	$1,134,944
Operating costs and expenses:
Cost of revenue	—	712,835	178,379	(149,134)	742,080
Research and development	—	16,533	263	—	16,796
Selling, general and administrative and amortization of intangible assets and capitalized software	7,475	245,143	26,745	—	279,363
Impairment of goodwill and intangible assets	—	19,867	—	—	19,867
Restructuring	—	15,221	2,865	—	18,086

Total operating costs and expenses	7,475	1,009,599	208,252	(149,134)	1,076,192

(Loss)/profit from operations	(7,475)	58,150	8,077	—	58,752
Interest income/(expense), net	33,580	(181,721)	(1,875)	—	(150,016)
Currency translation gain/(loss) and other, net	105,244	11,508	(9,035)	—	107,717

Income/(loss) from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	131,349	(112,063)	(2,833)	—	16,453
Equity in (losses)/earnings from continuing operations of subsidiaries	(114,896)	(20,939)	—	135,835	—
Provision/(benefit) for income taxes	43,047	40,704	(2,238)	(38,466)	43,047

(Loss)/income from continuing operations	(26,594)	(173,706)	(595)	174,301	(26,594)
Equity in loss from discontinued operations of subsidiaries	(395)	—	—	395	—
Loss from discontinued operations	—	(395)	—	—	(395)

Net (loss)/income	$(26,989)	$(174,101)	$(595)	$174,696	$(26,989)

Condensed Consolidating Statements of Operations

For the Year Ended December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$1,347,121	$237,834	$(162,300)	$1,422,655
Operating costs and expenses:
Cost of revenue	—	916,311	197,752	(162,300)	951,763
Research and development	—	38,100	156	—	38,256
Selling, general and administrative and amortization of intangible assets and capitalized software	8,225	268,593	38,509	—	315,327
Impairment of goodwill	—	13,173	—	—	13,173
Restructuring	—	14,817	9,307	—	24,124

Total operating costs and expenses	8,225	1,250,994	245,724	(162,300)	1,342,643

(Loss)/profit from operations	(8,225)	96,127	(7,890)	—	80,012
Interest expense, net	(23,116)	(171,048)	(2,173)	—	(196,337)
Currency translation gain/(loss) and other, net	54,278	(19,692)	20,869	—	55,455

Income/(loss) from continuing operations before taxes and equity in (losses)/earnings from continuing operations of subsidiaries	22,937	(94,613)	10,806	—	(60,870)
Equity in (losses)/earnings from continuing operations of subsidiaries	(83,807)	(7,998)	—	91,805	—
Provision/(benefit) for income taxes	53,531	34,362	4,609	(38,971)	53,531

(Loss)/income from continuing operations	(114,401)	(136,973)	6,197	130,776	(114,401)
Equity in loss from discontinued operations of subsidiaries	(20,082)	—	—	20,082	—
Loss from discontinued operations	—	(20,077)	(5)	—	(20,082)

Net (loss)/income	$(134,483)	$(157,050)	$6,192	$150,858	$(134,483)

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$85,616	$198,276	$16,766	$—	$300,658

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	(2,200)	(46,119)	(6,793)	2,200	(52,912)
Proceeds from sale of assets	—	2,550	14	(2,200)	364
Investment in intercompany subsidiaries	(6,000)	—	—	6,000	—
Dividends received from subsidiaries	800	—	—	(800)	—

Net cash used in investing activities	(7,400)	(43,569)	(6,779)	5,200	(52,548)

Cash flows from financing activities:
Cash received from intercompany investment	—	—	6,000	(6,000)	—
Proceeds from common stock issuance and capital contributions	346,856	—	—	—	346,856
Proceeds from additional capitalization	388	—	—		388
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,217)	—	—	—	(5,217)
Payments on capital lease and other financing obligations	—	(4,156)	(109)	—	(4,265)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(338,343)	—	—	—	(338,343)
Dividends paid to issuer	—	(800)	—	800	—

Net cash (used in)/provided by financing activities	(5,816)	(4,956)	5,891	(5,200)	(10,081)

Net change in cash and cash equivalents	72,400	149,751	15,878	—	238,029
Cash and cash equivalents, beginning of year	55,290	82,187	10,649	—	148,126

Cash and cash equivalents, end of year	$127,690	$231,938	$26,527	$—	$386,155

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities from continuing operations	$90,410	$91,378	$6,406	$—	$188,194
Net cash used in operating activities from discontinued operations	—	(403)	—	—	(403)

Net cash provided by operating activities	90,410	90,975	6,406	—	187,791

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(12,596)	(2,363)	—	(14,959)
Proceeds from sale of assets	—	60	525	—	585
Payments on Euro call option	(1,075)	—	—	—	(1,075)
Purchase of debt securities of Issuer	—	(40,698)	—	40,698	—
Dividends received from subsidiaries	4,222	3,100	—	(7,322)	—

Net cash provided by/(used in) investing activities from continuing operations	3,147	(50,134)	(1,838)	33,376	(15,449)
Net cash provided by/(used in) investing activities from discontinued operations	—	372	—	—	372

Net cash provided by/(used in) investing activities	3,147	(49,762)	(1,838)	33,376	(15,077)

Cash flows from financing activities:
Advances to shareholder	(178)	—	—	—	(178)
Dividends paid to shareholder	(638)	—	—	—	(638)
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,587)	—	—	—	(5,587)
Payments on revolving credit facility, net	(25,000)	—	—	—	(25,000)
Payments on capital lease and other financing obligations	—	(3,942)	(217)	—	(4,159)
Payments on repurchases of outstanding Senior and Senior Subordinated Notes	(16,544)	—	—	(40,698)	(57,242)
Dividends paid to issuer	—	(3,280)	(4,042)	7,322	—

Net cash used in financing activities	(57,447)	(7,222)	(4,259)	(33,376)	(102,304)

Net change in cash and cash equivalents	36,110	33,991	309	—	70,410
Cash and cash equivalents, beginning of year	19,180	48,196	10,340	—	77,716

Cash and cash equivalents, end of year	$55,290	$82,187	$10,649	$—	$148,126

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2008

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in)/provided by operating activities from continuing operations	$(5,855)	$45,954	$22,159	$—	$62,258
Net cash used in operating activities from discontinued operations	—	(14,437)	—	—	(14,437)

Net cash (used in)/provided by operating activities	(5,855)	31,517	22,159	—	47,821

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(27,420)	(13,543)	—	(40,963)
Proceeds from sale of assets	—	2,002	298	—	2,300
Acquisition of Airpax business	—	175	—	—	175
Dividends received by issuer	11,785	—	—	(11,785)	—

Net cash provided by/(used in) investing activities from continuing operations	11,785	(25,243)	(13,245)	(11,785)	(38,488)
Net cash used in investing activities from discontinued operations	—	(225)	—	—	(225)

Net cash provided by/(used in) investing activities	11,785	(25,468)	(13,245)	(11,785)	(38,713)

Cash flows from financing activities:
Advances to Shareholder	(476)	—	—	—	(476)
Proceeds from revolving credit facility	25,000	—	—	—	25,000
Proceeds from capital lease and other financing arrangements	—	12,597	—	—	12,597
Payments on U.S. term loan facility	(9,500)	—	—	—	(9,500)
Payments on Euro term loan facility	(5,968)	—	—	—	(5,968)
Payments on debt issuance costs	(4,722)	(489)	—	—	(5,211)
Payments on capital lease and other financing obligations	—	(1,217)	—	—	(1,217)
Payments for repurchases of outstanding Senior Subordinated Notes	(6,674)	—	—	—	(6,674)
Dividends paid to issuer		(1,185)	(10,600)	11,785	—

Net cash (used in)/provided by financing activities	(2,340)	9,706	(10,600)	11,785	8,551

Net change in cash and cash equivalents	3,590	15,755	(1,686)	—	17,659
Cash and cash equivalents, beginning of year	15,590	32,441	12,026	—	60,057

Cash and cash equivalents, end of year	$19,180	$48,196	$10,340	$—	$77,716

20. Unaudited Quarterly Data

A summary of the unaudited quarterly results of operations for the years ended December 31, 2010 and 2009 is as follows:

	For the three months ended
	December 31, 2010	September 30, 2010	June 30, 2010	March 31, 2010
For the year ended December 31, 2010
Net revenue	$387,842	$383,294	$391,806	$377,137
Gross profit	$151,791	$144,648	$151,216	$144,354
Net income/(loss)	$69,905	$(48,426)	$82,228	$27,678

	For the three months ended
	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009
For the year ended December 31, 2009
Net revenue	$338,089	$302,468	$255,371	$239,016
Gross profit	$117,163	$111,560	$86,469	$77,672
Net income / (loss)	$14,146	$(54,024)	$23,074	$(10,185)
Loss from discontinued operations	$—	$—	$(134)	$(261)

21. Subsequent Events

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for approximately $140 million in cash, subject to a working capital adjustment and certain transfer taxes. We will refer to this acquisition as “Magnetic Speed and Position” (“MSP”), which will be integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, the Czech Republic and China. This acquisition was structured as a purchase of assets for the operations in the U.S., South Korea and the Czech Republic, and as a purchase of 100% of the outstanding shares of an entity in the Czech Republic and 90% of the outstanding shares of a joint venture in China. We entered into an Equity Transfer Agreement with the owner of the remaining 10% equity interest in the joint venture in China. We expect to own 100% of the joint venture by the end of the first quarter of 2011. Consideration for the purchase of the remaining 10% equity interest in the China joint venture is included in the $140 million purchase price.

We incurred approximately $3.2 million of costs during 2010 related to this transaction, which are included within SG&A expense in our consolidated statements of operations.

Due to the recent closing of this acquisition, we have not yet completed our initial accounting for the business combination because we are still determining the fair values of the acquired tangible and intangible assets as well as the working capital adjustment to the purchase price. We have not provided certain disclosures required under ASC 805 because amounts in such disclosures are impracticable to reasonably estimate at this time. These disclosures, such as pro forma revenue and earnings of the combined entity and our preliminary allocation of the purchase price, will be provided in our Quarterly Report on Form 10-Q for the quarter ending March 31, 2011.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2010, 2009 and 2008

(in thousands of U.S. dollars)

	Balance at the beginning of the period	Additions		Deductions	Balance at the end of the period
		Charged to cost and expenses	Charged to other accounts
For the year ended December 31, 2010
Allowance for doubtful accounts and sales allowances	$12,739	$4,070	$—	$(6,144)	$10,665

For the year ended December 31, 2009
Allowance for doubtful accounts and sales allowances	$10,645	$9,933	$—	$(7,839)	$12,739

For the year ended December 31, 2008
Allowance for doubtful accounts and sales allowances	$9,069	$10,481	$—	$(8,905)	$10,645

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

Based on the results of this assessment, management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, has concluded that, as of December 31, 2010, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Ernst & Young LLP, has also issued an audit report on the Company’s internal control over financial reporting, which is included elsewhere in this Annual Report on Form 10-K.

Almelo, The Netherlands

January 31, 2011

Report of Independent Registered Accounting Firm

The Board of Directors and Shareholder of

Sensata Technologies B.V.

We have audited Sensata Technologies B.V.’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sensata Technologies B.V.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Sensata Technologies B.V. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sensata Technologies B.V. as of December 31, 2010 and 2009 and the related statements of operations, changes in shareholder’s equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated January 31, 2011 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Boston, Massachusetts

January 31, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Intentionally omitted in accordance with General Instruction I(2)(C) of Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

Intentionally omitted in accordance with General Instruction I(2)(C) of Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Intentionally omitted in accordance with General Instruction I(2)(C) of Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Intentionally omitted in accordance with General Instruction I(2)(C) of Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for services provided by Ernst & Young LLP for fiscal years 2010 and 2009. All fees shown below were pre-approved by our Audit Committee in accordance with established procedures.

(In thousands)	2010	2009
Audit Fees	$2,963	$2,676
Audit-Related Fees	96	166
Tax Fees	694	1,224
All Other Fees	10	10

Total	$3,763	$4,076

Audit Fees

We were billed by our principal accountant $3.0 million and $2.7 million for audit services during fiscal years 2010 and 2009, respectively. Audit fees for the fiscal years 2010 and 2009 include fees for (i) the audit of our annual consolidated financial statements, (ii) review of the financial statements included in our quarterly reports on Form 10-Q, (iii) audits of our statutory financial statements and (iv) professional services rendered in connection with registration statements filed with the Securities and Exchange Commission.

Audit-Related Fees

We were billed $0.1 million and $0.2 million for non-audit services that are reasonably related to the performance of the audit or review of our financial statements from our principal accountant during fiscal years 2010 and 2009 respectively. Audit-related fees billed during fiscal years 2010 and 2009 include fees for the audits of our employee benefit plans.

Tax fees

We were billed $0.7 million and $1.2 million for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning during fiscal years 2010 and 2009, respectively.

All Other Fees

We were billed $10 thousand and $10 thousand for an accounting research tool sponsored by our principal accountant during fiscal years 2010 and 2009, respectively.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements—See “Financial Statements” under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules—See “Financial Statement Schedules” under Item 8 on page 73 of this Annual Report on Form 10-K.

3.	Exhibits

EXHIBIT INDEX

3.1	Articles of Association of Sensata Technologies B.V. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.2	Certificate of Incorporation of S&C 1 (U.S.), Inc. (now known as Sensata Technologies, Inc.) (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.3	Amended and Restated Bylaws of Sensata Technologies, Inc. (incorporated by reference to Exhibit 3.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.4	Articles of Association of Sensata Technologies Holding Company U.S., B.V. (incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.5	Articles of Association of Sensata Technologies Holland, B.V. (incorporated by reference to Exhibit 3.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.6	Articles of Association of Sensata Technologies Holding Company Mexico, B.V. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.7	Deed of Incorporation of C & S Controladora de México, S. de R.L. de C.V. (now known as Sensata Technologies de México, S. de R.L. de C.V.) (incorporated by reference to Exhibit 3.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

3.8	Bylaws of Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.9	58th Amendment to the Articles of Organization of Texas Instrumentos Electronicos do Brasil Ltda. and Articles of Organization of Sensata Technologies Sensores e Controles do Brasil Ltda. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.10	Articles of Incorporation of Sensata Technologies Japan Limited (incorporated by reference to Exhibit 3.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.11	Articles of Incorporation of Sensors and Controls (Korea) Limited (now known as Sensata Technologies (Korea) Limited) (incorporated by reference to Exhibit 3.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.12	Articles of Incorporation of Sensors and Controls Holdings (Korea) Limited (now known as Sensata Technologies Holdings (Korea) Limited) (incorporated by reference to Exhibit 3.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.13	Memorandum and Articles of Association of Sensata S&C Acquisition Sdn. Bhd. (now known as Sensata Technologies Malaysia Sdn. Bhd.) (incorporated by reference to Exhibit 3.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.14	Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC (incorporated by reference to Exhibit 3.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.15	Limited Liability Company Agreement of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.16	Certificate of Amendment to Certificate of Formation of S&C Finance Company, LLC (now known as Sensata Technologies Finance Company, LLC) (incorporated by reference to Exhibit 3.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

3.17	Deed of Name Change of C & S Controladora de México, S. de R.L. de C.V. to Sensata Technologies de México, S. de R.L. de C.V. (incorporated by reference to Exhibit 3.17 to Amendment No.1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

3.18	Restated Certificate of Incorporation of Airpax Holdings, Inc. (now known as Sensata Technologies Maryland, Inc.) (incorporated by reference to Exhibit 3.18 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.19	Bylaws of Sensata Technologies Maryland, Inc. (incorporated by reference to Exhibit 3.19 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.20	Certificate of Amendment to Restated Certificate of Incorporation of Airpax Holdings, Inc. (now known as Sensata Technologies Maryland, Inc.) (incorporated by reference to Exhibit 3.20 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.21	Certificate of Incorporation of Sensata Technologies Massachusetts, Inc. (incorporated by reference to Exhibit 3.21 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

3.22	Bylaws of Sensata Technologies Massachusetts, Inc. (incorporated by reference to Exhibit 3.22 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.1	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 8% senior notes (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.2	Indenture dated April 27, 2006, among Sensata Technologies B.V., the guarantors party thereto and The Bank of New York, as Trustee, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

4.3	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.4	First Supplemental Indenture, dated August 10, 2007, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.6 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.5	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.7 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.6	Second Supplemental Indenture, dated April 8, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.8 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.7	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 8% senior notes (incorporated by reference to Exhibit 4.9 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.8	Third Supplemental Indenture, dated October 2, 2008, among Sensata Technologies B.V., the guarantors party thereto, and Morgan Stanley & Co. Incorporated, Banc of America Securities LLC and Goldman, Sachs & Co., as placement agents, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.10 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, filed on February 17, 2009).

4.9	Fourth Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 8% senior notes (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on April 30, 2009).

4.10	Fourth Supplemental Indenture, dated as of April 15, 2009, among Sensata Technologies B.V., the guarantors party thereto, and The Bank of New York Mellon, as Trustee, relating to the 9% senior subordinated notes (incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, filed on April 30, 2009).

10.1	Credit Agreement, dated April 27, 2006, among Sensata Technologies B.V., Sensata Technologies Finance Company, LLC, Sensata Technologies Intermediate Holding B.V., each lender from time to time party hereto, the Initial L/C Issuer (as defined therein), the Initial Swing Line Lender (as defined therein) and Morgan Stanley Senior Funding, Inc., as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.2	Guaranty, dated May 15, 2006, made by Sensata Technologies B.V. in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.3	Domestic Guaranty, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC, Sensata Technologies, Inc., and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.4	Foreign Guaranty, dated April 27, 2006, made by each of Sensata Technologies Holding Company U.S., B.V., Sensata Technologies Holland, B.V., Sensata Technologies Holding Company Mexico, B.V., Sensata Technologies de México, S. de R.L. de C.V., Sensata Technologies Sensores e Controls do Brasil Ltda., Sensata Technologies Japan Limited, Sensors and Controls (Korea) Limited, Sensata Technologies Holding Korea Limited, S&C Acquisition Sdn. Bhd. and each of the Additional Guarantors from time to time made a party thereto in favor of the Secured Parties (as defined therein) (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.5	Domestic Security Agreement, dated April 27, 2006, made by each of Sensata Technologies Finance Company, LLC and Sensata Technologies, Inc. to Morgan Stanley & Co. Incorporated, as collateral agent (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.6	Asset and Stock Purchase Agreement between Texas Instruments Incorporated and S&C Purchase Corp. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.7	Amendment No. 1 to Asset and Stock Purchase Agreement, dated March 30, 2006, between Texas Instruments Incorporated, Potazia Holding B.V. and S&C Purchase Corp. (incorporated by reference to Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-4/A, filed on January 24, 2007).

10.8	Amendment No. 2 to Asset and Stock Purchase Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.9	Transition Services Agreement, dated April 27, 2006, between Texas Instruments Incorporated and Sensata Technologies B.V. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.10	Cross-License Agreement, dated April 27, 2006, among Texas Instruments Incorporated, Sensata Technologies B.V. and Potazia Holding B.V. (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.11	Sensata Investment Company S.C.A. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.12	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.13	Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Securities Purchase Plan (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.14	Securityholders Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates that are parties thereto, Asia Opportunity Fund II, L.P and AOF II Employee Co-Invest Fund, L.P. (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.15	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Thomas Wroe (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.16	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.17	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Richard Dane, Jr (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.18	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Steve Major (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.19	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Jean-Pierre Vasdeboncoeur (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.20	Employment Agreement, dated May 12, 2006, between Sensata Technologies, Inc. and Donna Kimmel (incorporated by reference to Exhibit 10.21 to the Registration Statement on Form S-4, filed on December 29, 2006).

10.21	Employment Agreement, dated November 30, 2006, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 22, 2007).
10.22	Advisory Agreement, dated April 27, 2006, among Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., Sensata Technologies B.V, Bain Capital Partners, LLC, Portfolio Company Advisors Limited, Bain Capital, Ltd. and CCMP Capital Asia Ltd. (incorporated by reference to Exhibit 10.22 to the Registration Statement on Form S-4, filed on December 29, 2006).
10.23	Amendment No. 1 to Advisory Agreement, dated December 19, 2006, between Sensata Technologies B.V. and Bain Capital Partners, LLC. (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-4, filed on December 29, 2006).
10.24	Investor Rights Agreement, dated April 27, 2006, among Sensata Management Company S.A., Sensata Investment Company S.C.A., Sensata Technologies Holding B.V., funds managed by Bain Capital Partners, LLC or its affiliates, certain Other Investors that are parties thereto and such other persons, if any, that from time to time become parties thereto (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-4, filed on December 29, 2006).
10.25	Stock Purchase Agreement, dated November 3, 2006, among Sensata Technologies, Inc., First Technology Limited and Honeywell International Inc. (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4, filed on December 29, 2006).
10.26	Stock Purchase Agreement, dated June 8, 2007, by and among Airpax Holdings, Inc., the stockholders of Airpax Holdings, Inc., William Blair Capital Partners VII QP, L.P., as Stockholders’ Representative and Sensata Technologies, Inc. (incorporated by reference to Exhibit 10.30 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).
10.27	Senior Subordinated Term Loan Agreement, dated as of July 27, 2007 among Sensata Technologies B.V. and Sensata Technologies Finance Company LLC, Morgan Stanley Senior Funding, Inc. and Other Leaders Party Hereto (incorporated by reference to Exhibit 10.31 to the Quarterly Report on the Form 10-Q for the quarterly period ended June 30, 2007, filed on August 9, 2007).
10.28	Transition Production Agreement, dated May 11, 2009, between Sensata Technologies, Inc. and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.20 to Amendment No. 2 to Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on January 22, 2010).
10.29	Assignment Agreement, dated May 11, 2009, between Sensata Technologies Inc., Sovereign Precious Metals, LLC, and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed May 15, 2009).
10.30	First Amendment to the Sensata Technologies Holding B.V. First Amended and Restated 2006 Management Option Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended September 30, 2009, filed on November 13, 2009).
10.31	First Amended and Restated Management Securityholders Addendum—Dutchco Option Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.47 to the Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on November 25, 2009).
10.32	First Amended and Restated Management Securityholders Addendum—Dutchco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.48 to the Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on November 25, 2009).
10.33	First Amended and Restated Management Securityholders Addendum—Luxco Securities Plan, dated as of April 27, 2006 (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-1 of Sensata Technologies Holding B.V., filed on November 25, 2009).
10.34	Supply and Purchase Agreement, dated October 17, 2005, by and between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Engineered Materials Solutions, Inc. (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-4 of Sensata Technologies B.V., filed on December 29, 2006).

10.35	Joint Development and Exclusive Supply Agreement, dated July 1, 1998, between Texas Instruments Incorporated (as predecessor-in-interest to Sensata Technologies, Inc.) and Measurement Specialties, Inc., as amended (incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2009).

10.36	Form of First Amended and Restated Securityholders Agreement, to be entered into by and among Sensata Investment Company S.C.A., Sensata Technologies Holding N.V. (formerly known as Sensata Technologies Holding B.V.), Sensata Management Company S.A., funds managed by Bain Capital Partners, LLC or its affiliates, Asia Opportunity Fund II, L.P. and AOF II Employee Co- Invest Fund, L.P. (incorporated by reference to Exhibit 10.55 to Amendment No. 3 to the Registration Statement on Form S-1, filed on February 12, 2010).

10.37	Amendment No. 3 to Transition Production Agreement, dated February 4, 2010, between Sensata Technologies, Inc. and Engineered Materials Solutions, LLC (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Sensata Technologies B.V., filed on February 10, 2010).

10.38	Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 26, 2010).

10.39	Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 26, 2010).

10.40	Employment Agreement, dated December 3, 2009, between Sensata Technologies, Inc. and Martin Carter (incorporated by reference to Exhibit 10.59 to Amendment No. 4 to the Registration Statement on Form S-1 of Sensata Technologies Holding N.V., filed on February 26, 2010).

10.41	Asset and Stock Purchase Agreement, dated October 28, 2010, by and among Sensata Technologies, Inc., Honeywell International Inc., Honeywell Co. Ltd., Honeywell spol s.r.o., Honeywell Aerospace s.r.o., Honeywell (China) Co. Ltd., Honeywell Automation India Limited, Honeywell Control Systems Limited, Honeywell GmbH and Honeywell Japan Inc. (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K of Sensata Technologies B.V., filed on October 29, 2010).

10.42	Amendment to Employment Agreement, dated December 31, 2010, between Sensata Technologies, Inc. and Thomas Wroe, Jr. (incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K of Sensata Technologies Holding N.V., for the fiscal year ended December 31, 2010, filed on January 31, 2011).

10.43	Amendment to Employment Agreement, dated December 31, 2010, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.55 to the Annual Report on Form 10-K of Sensata Technologies Holding N.V., for the fiscal year ended December 31, 2010, filed on January 31, 2011).

10.44	Amendment to Employment Agreement, dated December 31, 2010, between Sensata Technologies, Inc. and Jeffrey J. Cote (incorporated by reference to Exhibit 10.56 to the Annual Report on Form 10-K of Sensata Technologies Holding N.V., for the fiscal year ended December 31, 2010, filed on January 31, 2011).

12.1	Statement regarding computation of ratio of earnings to fixed charges **

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

31.3	Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. **

32.1	Section 1350 Certification of Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer. **

**	Filed herewith.

SIGNATURES

The Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 31, 2011.

SENSATA TECHNOLOGIES B.V.

/s/ THOMAS WROE
By:	Thomas Wroe
Its:	Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on January 31, 2011.

SIGNATURE	TITLE	DATE

/S/ THOMAS WROE Thomas Wroe	Principal Executive Officer	January 31, 2011

/S/ JEFFREY COTE Jeffrey Cote	Principal Financial Officer	January 31, 2011

/S/ ROBERT HUREAU Robert Hureau	Principal Accounting Officer	January 31, 2011

/S/ ANT MANAGEMENT (NETHERLANDS) B.V. ANT Management (Netherlands) B.V.	Director	January 31, 2011

/S/ GEERT BRAAKSMA Geert Braaksma	Director	January 31, 2011