Form 10-Q
period 2011-03-31
Sensata Technologies B.V.
filed 2011-04-22
CIK 1381272

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of April 15, 2011, 220 ordinary shares were outstanding, all of which are owned by Sensata Technologies Intermediate Holding B.V. and are not publicly traded.

PART I—FINANCIAL INFORMATION

Item 1.	Financial statements.

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Balance Sheets

(Thousands of U.S. dollars, except share and per share amounts)

(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$308,323	$386,155
Accounts receivable, net of allowances of $11,726 and $10,655 as of March 31, 2011 and December 31, 2010, respectively	269,489	198,245
Inventories	155,823	140,949
Deferred income tax assets	6,645	6,566
Prepaid expenses and other current assets	36,116	24,787
Assets held for sale	238	559

Total current assets	776,634	757,261
Property, plant and equipment at cost	494,810	450,922
Accumulated depreciation	(223,816)	(216,109)

Property, plant and equipment, net	270,994	234,813
Goodwill	1,576,895	1,528,954
Other intangible assets, net	731,065	723,144
Deferred income tax assets	4,364	4,526
Deferred financing costs	23,656	25,742
Other assets	6,963	5,831

Total assets	$3,390,571	$3,280,271

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$17,081	$16,779
Accounts payable	165,331	131,975
Income taxes payable	7,446	6,855
Accrued expenses and other current liabilities	119,178	92,046
Due to Parent	4,374	2,974
Deferred income tax liabilities	4,671	4,608

Total current liabilities	318,081	255,237
Deferred income tax liabilities	198,656	179,089
Pension and post-retirement benefit obligations	34,760	42,757
Capital lease and other financing obligations, less current portion	39,314	39,544
Long-term debt, less current portion	1,875,328	1,833,370
Other long-term liabilities	29,337	30,092
Commitments and contingencies

Total liabilities	2,495,476	2,380,089
Shareholder’s equity:
Ordinary shares, €100 nominal value per share, 900 shares authorized; 220 shares issued as of March 31, 2011 and December 31, 2010	28	28
Additional paid-in capital	1,425,135	1,423,099
Accumulated deficit	(504,500)	(495,569)
Accumulated other comprehensive loss	(25,568)	(27,376)

Total shareholder’s equity	895,095	900,182

Total liabilities and shareholder’s equity	$3,390,571	$3,280,271

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Operations

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010
Net revenue	$444,229	$377,137
Operating costs and expenses:
Cost of revenue	277,245	232,783
Research and development	8,767	4,930
Selling, general and administrative	43,829	77,540
Amortization of intangible assets and capitalized software	34,252	36,136
Restructuring	647	699

Total operating costs and expenses	364,740	352,088

Profit from operations	79,489	25,049
Interest expense	(23,454)	(33,516)
Interest income	219	139
Currency translation (loss)/gain and other, net	(40,631)	47,202

Income before taxes	15,623	38,874
Provision for income taxes	24,554	11,196

Net (loss)/income	$(8,931)	$27,678

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

Condensed Consolidated Statements of Cash Flows

(Thousands of U.S. dollars)

(unaudited)

	For the three months ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net (loss)/income	$(8,931)	$27,678
Adjustments to reconcile net (loss)/income to net cash provided by operating activities:
Depreciation	10,802	10,804
Amortization of deferred financing costs	2,086	2,293
Currency translation loss/(gain) on debt	46,781	(60,116)
Loss on repurchase of outstanding Senior and Senior Subordinated Notes	—	8,098
Share-based compensation	2,036	20,064
Amortization of inventory step-up to fair value	524	—
Amortization of intangible assets and capitalized software	34,252	36,136
Gain on disposition of assets	(197)	(135)
Deferred income taxes	18,701	7,509
(Decrease)/increase from changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable, net	(39,279)	(27,508)
Inventories	(4,217)	(7,474)
Prepaid expenses and other current assets	(6,056)	(3,652)
Accounts payable and accrued expenses	35,423	18,181
Income taxes payable	591	(1,207)
Accrued retirement	(9,268)	(526)
Due to Parent, net	1,400	21,632
Other	120	3,076

Net cash provided by operating activities	84,768	54,853
Cash flows from investing activities:
Acquisition of Magnetic Speed and Position, net of cash received	(136,872)	—
Additions to property, plant and equipment and capitalized software	(22,061)	(5,684)
Proceeds from sale of assets	600	232

Net cash used in investing activities	(158,333)	(5,452)
Cash flows from financing activities:
Proceeds from issuance of ordinary shares to, and capital contributions from, Sensata Intermediate Holding	—	104,119
Payments on U.S. term loan facility	(2,375)	(2,375)
Payments on Euro term loan facility	(1,402)	(1,342)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	—	(102,105)
Payments on capitalized lease and other financing obligations	(490)	(479)

Net cash provided/(used in) by financing activities	(4,267)	(2,182)

Net change in cash and cash equivalents	(77,832)	47,219
Cash and cash equivalents, beginning of period	386,155	148,126

Cash and cash equivalents, end of period	$308,323	$195,345

The accompanying notes are an integral part of these condensed consolidated financial statements

SENSATA TECHNOLOGIES B.V.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands except share and per share amounts, or unless otherwise noted)

(unaudited)

1. The Company

The accompanying unaudited condensed consolidated financial statements presented herein reflect the financial position, results of operations and cash flows of Sensata Technologies B.V. (“Company,” “Sensata,” “we,” “our,” or “us”). We are a direct, wholly-owned subsidiary of Sensata Technologies Intermediate Holding B.V. (“Sensata Intermediate Holding”). Sensata Intermediate Holding is an indirect, wholly-owned subsidiary of Sensata Technologies Holding N.V. (“Parent”) and the Parent is a majority-owned subsidiary of Sensata Investment Company S.C.A. (“SCA”). The share capital of SCA is 100% owned by entities associated with Bain Capital Partners, LLC (“Bain Capital”), a leading global private investment firm, co-investors (Bain Capital and co-investors are collectively referred to as the “Sponsors”) and certain members of our senior management.

On April 27, 2006 (inception), investment funds associated with the Sponsors completed the acquisition of the Sensors and Controls business of Texas Instruments Incorporated (“TI”) for aggregate consideration of $3.0 billion in cash and transaction fees and expenses of $31.4 million (the “2006 Acquisition”). The 2006 Acquisition was financed by a cash investment from the Sponsors of approximately $985.0 million and the issuance of approximately $2.1 billion of indebtedness.

We are incorporated under the laws of the Netherlands, and were purchased as a shelf company by the Sponsors in February 2006 in order to facilitate the 2006 Acquisition. We conduct our business through subsidiary companies which operate business and product development centers in the United States (“U.S.”), the Netherlands and Japan; and manufacturing operations in China, South Korea, Malaysia, Mexico, Czech Republic, the Dominican Republic and the U.S. Many of these companies are the successors to businesses that have been engaged in the sensing and control business since 1931. We organize our operations into the sensors and controls businesses.

Our sensors business is a manufacturer of pressure, force, electromechanical, speed and position sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as heating, ventilation and air conditioning (“HVAC”) systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage.

Our controls business is a manufacturer of a variety of control products used in industrial, aerospace, military, commercial and residential markets. These products include motor and compressor protectors, circuit breakers, semiconductor burn-in test sockets, electronic HVAC controls, power inverters, precision switches and thermostats. These products help prevent damage from overheating and fires in a wide variety of applications, including commercial heating and air-conditioning systems, refrigerators, aircraft, automobiles, lighting and other industrial applications. The controls business also manufactures direct current (“DC”) to alternating current (“AC”) power inverters, which enable the operation of electronic equipment when grid power is not available.

On March 16, 2010, our Parent completed the initial public offering (“IPO”) of its ordinary shares in which it sold 26,315,789 ordinary shares and its existing shareholders and certain employees sold 5,284,211 ordinary shares at a public offering price of $18.00 per share. The net proceeds of the IPO to our Parent, excluding $2.5 million of proceeds from the exercise of stock options, totaled approximately $433.5 million after deducting the underwriters’ discounts and commissions and offering expenses. On April 12, 2010, our Parent announced that the underwriters of its IPO exercised their option to purchase an additional 4,740,000 ordinary shares from the selling shareholders at a price of $18.00 per share, which included 353,465 ordinary shares obtained by certain selling shareholders through the exercise of options to purchase ordinary shares. The sale of the additional ordinary shares closed on April 14, 2010. Our Parent did not receive any proceeds from the sale of the additional ordinary shares, other than the proceeds from the exercise of the aforementioned stock options which totaled $2.5 million.

On November 17, 2010, our Parent completed a secondary public offering of its ordinary shares in which its existing shareholders and certain employees sold 23,000,000 ordinary shares at an offering price of $24.10 per share. The net proceeds to our Parent of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $3.7 million.

On February 24, 2011, our Parent completed a secondary public offering of its ordinary shares in which its existing shareholders and certain employees sold 20,000,000 ordinary shares at an offering price of $33.15 per share. The net proceeds to our Parent of this secondary public offering were limited to the proceeds received from the exercise of stock options, which totaled $2.1 million. On March 2, 2011, the underwriters of this secondary public offering exercised their option to purchase an additional 3,000,000 ordinary shares from the selling shareholders at a price of $33.15 per share, which included ordinary shares obtained by certain selling shareholders through the exercise of options to purchase ordinary shares. The net proceeds to our Parent of this underwriters’ option were limited to the proceeds received from the exercise of stock options, which totaled $0.3 million. After this offering, SCA owned approximately 51.4% of our Parent’s ordinary shares.

All amounts presented, except share and per share amounts, are stated in thousands of U.S. dollars, unless otherwise indicated.

2. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and, therefore, do not include all of the information and note disclosures required by U.S. GAAP for complete financial statements. The accompanying financial information reflects all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the interim period results. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010.

All intercompany balances and transactions have been eliminated. Certain reclassifications have been made to prior periods to conform to current period presentation.

3. New Accounting Standards

Accounting standards adopted during the quarter ended March 31, 2011:

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of

ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

4. Comprehensive Net (Loss)/Income

The components of comprehensive net (loss)/income for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended
	March 31, 2011	March 31, 2010
Net (loss)/income	$(8,931)	$27,678
Net unrealized gain on derivatives	1,607	1,212
Net adjustments on defined benefit and retiree healthcare plans	201	174

Comprehensive net (loss)/income	$(7,123)	$29,064

5. Inventories

The components of inventories as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
Finished goods	$44,883	$45,397
Work-in-process	31,743	25,353
Raw materials	79,197	70,199

Total	$155,823	$140,949

6. Acquisitions

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for estimated total consideration of $152.5 million (including $136.9 million paid in cash, net of cash acquired), subject to a working capital adjustment and certain transfer taxes. As of March 31, 2011, we accrued a liability of approximately $8.4 million of purchase consideration that has not yet been remitted to the seller related to acquired cash, estimated working capital adjustments and transfer taxes. We will refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, the Czech Republic and China. This acquisition was structured as a purchase of assets for the operations in the U.S., South Korea and the Czech Republic and as a purchase of 100% of the outstanding shares of entities in the Czech Republic and in China. The following table summarizes the preliminary allocation of the purchase price to the estimated fair values of the assets acquired and liabilities assumed:

Accounts and notes receivable	$31,965
Inventories	11,181
Prepaid expenses and other current assets	5,272
Property, plant and equipment	27,235
Other intangible assets	42,100
Goodwill	47,941
Other assets	529
Accounts payable and accrued expenses	(19,911)
Other long term liabilities	(1,051)

Fair value of net assets acquired, excluding cash and cash equivalents	145,261
Cash and cash equivalents	7,218

Fair value of net assets acquired	$152,479

The allocation of purchase price is preliminary and is based on management’s judgments after evaluating several factors, including preliminary valuation assessments of tangible and intangible assets, and preliminary estimates of the fair value of liabilities assumed. The final allocation of the purchase price to the assets acquired and liabilities assumed will be completed when the working capital adjustment is finalized, final valuations are completed and estimates of the fair value of liabilities assumed are finalized. The preliminary goodwill of $47.9 million represents future economic benefits expected to arise from our presence in emerging markets, the assembled workforce acquired, and the extension of existing platforms. Approximately $39.0 million of goodwill recorded is expected to be deductible for tax purposes.

In connection with the allocation of purchase price to the assets acquired and liabilities assumed, we identified certain intangible assets with determinable lives, including estimates of completed technologies and customer relationships. The following table presents the intangible assets with definite lives acquired.

	Acquisition Date Fair Value	Weighted average lives (years)
Intangible Assets with Determinable Lives:
Completed Technologies	$25,500	6
Customer Relationships	16,600	7

	$42,100

See Note 8, “Goodwill and Other Intangible Assets” for further discussion of goodwill and other intangibles assets.

Net revenue for MSP included in our condensed consolidated statements of operations for the period ended March 31, 2011 was $25,949. We do not believe the first quarter earnings of MSP were significant to our consolidated earnings.

The following table presents the proforma net revenue and earnings for the following periods of the combined entity had we acquired MSP on January 1, 2010.

	For the three months ended	For the three months ended
	March 31, 2011	March 31, 2010
Proforma Net Revenue	$456,019	$410,664
Proforma Net (Loss)/Income	$(7,312)	$27,189

Proforma net income for the three months ended March 31, 2010 includes nonrecurring adjustments of $2.5 million for transaction costs and $0.5 million related to the step up adjustment to record inventory at fair value which would have turned during the period.

7. Restructuring Costs

Our restructuring programs consist of the MSP Plan, the 2008 Plan, the Airpax Plan and the FTAS Plan (plans as defined below). Each of these restructuring programs is described in more detail below.

MSP Plan

On January 28, 2011, we acquired MSP from Honeywell International Inc. On January 31, 2011, we announced a plan (“MSP Plan”) to close the manufacturing facilities in Freeport, Illinois and Brno, Czech Republic. Restructuring charges related to these actions will consist primarily of severance and other costs. The actions are expected to affect 210 employees and cost approximately $5,150, excluding the impact of changes in foreign currency exchange rates, and will be allocated to the sensors segment. No employees were severed in the first quarter of 2011. We anticipate these actions will be completed and payments will be made through the end of 2012.

The following table outlines the changes to the restructuring liability associated with the MSP Plan since December 31, 2010:

	Severance	Total
Balance as of December 31, 2010	$—	$—
Charges	767	767

Balance as of March 31, 2011	$767	$767

2008 Plan

During fiscal years 2009 and 2008, in response to global economic conditions, we announced various actions (“2008 Plan”) to reduce the workforce in several business centers and manufacturing facilities throughout the world and to move certain manufacturing operations to low-cost countries. As of March 31, 2011, 1,976 employees have been severed in connection with this plan, which will ultimately affect 1,982 employees. We anticipate that these actions will be completed during 2011. We do not expect to incur additional charges in the future. The liability remaining at March 31, 2011 is $286, due primarily to contractual obligations, for which we expect payments will be completed in 2014.

In connection with the 2008 Plan, we have incurred cumulative costs to date, excluding the impact of changes in foreign currency exchange rates, of $40,397, consisting of $28,200 in severance costs, $9,716 in pension-related costs and $2,481 in facility exit and other costs. Of the cumulative costs incurred, $1,750 and $4,567 has been allocated to the sensors and controls segments, respectively, and $34,080 has been allocated to corporate.

Changes to the 2008 Plan liability during the three months ended March 31, 2011 primarily consist of severance payments of $321.

Airpax Plan

In July 2007, we acquired Airpax Holdings, Inc. (“Airpax Acquisition”). In 2007 and 2008, we announced a series of plans (“Airpax Plan”) to close certain facilities, to relocate certain manufacturing lines to other sites, and to terminate certain employees. These actions affected 331 employees and were completed in 2009. The liability remaining at March 31, 2011 is $526, related to facility exit costs, for which we expect payments will be completed in 2011.

In connection with the Airpax Plan, we have incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $6,324, consisting of $4,903 in severance costs and $1,421 in facility exit and other costs. Of the cumulative costs incurred, $4,858 has been allocated to the controls segment and $1,466 has been allocated to corporate.

In the three months ended March 31, 2011, we reversed an accrual of $170 due to underutilized tuition benefits. We do not expect to incur additional costs in the future.

FTAS Plan

In December 2006, we acquired First Technology Automotive and Special Products from Honeywell International Inc. (“First Technology Automotive Acquisition”). In January 2007, we announced plans (“FTAS Plan”) to close or downsize certain facilities and relocate the related manufacturing to other sites. These actions affected 143 employees and were completed in 2008. The liability remaining at March 31, 2011 is $144, due primarily to contractual lease-related obligations, for which we expect payments will be completed in 2014.

In connection with the FTAS Plan, we have incurred cumulative costs, excluding the impact of changes in foreign currency exchange rates, of $8,932, consisting of $4,287 in severance costs and $4,645 in facility exit and other costs. Of the cumulative costs incurred, $3,313 and $2,413 have been allocated to the sensors and controls segments, respectively, and $3,206 has been allocated to corporate.

We have not incurred additional costs related to this plan in the three months ended March 31, 2011 and do not expect to incur additional costs in the future.

Summary of Restructuring Programs

The following tables outline amounts recorded within the condensed consolidated statement of operations associated with our restructuring programs and other restructuring activities, including costs related to pension, and where these amounts were recognized for the three months ended March 31, 2011 and 2010. There were no restructuring costs recognized for the MSP Plan, Airpax Plan or FTAS Plan during the first quarter of 2010. The “other” restructuring expense of $995 during the three months ended March 31, 2010 represents the termination of a limited number of employees located in various business centers and facilities throughout the world, and not the initiation of a larger restructuring program.

	For the three months ended March 31, 2011					For the three months ended March 31, 2010
	FTAS Plan	Airpax Plan	2008 Plan	MSP Plan	Total	2008 Plan	Other	Total
Restructuring	$—	$(170)	$50	$767	$647	$(296)	$995	$699
Currency translation (loss)/gain and other, net	11	—	2	1	14	(40)	(13)	(53)

Total	$11	$(170)	$52	$768	$661	$(336)	$982	$646

8. Goodwill and Other Intangible Assets

Goodwill

The following table outlines the changes in goodwill since December 31, 2010, by segment:

	Sensors			Controls			Total
	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill	Gross Goodwill	Accumulated Impairment	Net Goodwill
Balance as of December 31, 2010	$1,164,805	$—	$1,164,805	$382,615	$(18,466)	$364,149	$1,547,420	$(18,466)	$1,528,954
MSP Acquisition	47,941	—	47,941	—	—	—	47,941	—	47,941

Balance as of March 31, 2011	$1,212,746	$—	$1,212,746	$382,615	$(18,466)	$364,149	$1,595,361	$(18,466)	$1,576,895

The change in goodwill during the three months ended March 31, 2011 related to our acquisition of MSP. See Note 6, “Acquisitions” for further detail.

We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. During the three months ended March 31, 2011, no events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

Other Intangible Assets

Definite-lived intangible assets have been amortized on an accelerated, or economic benefit, basis over their estimated lives. The following table outlines the components of acquisition-related definite-lived intangible assets that were subject to amortization as of March 31, 2011 and December 31, 2010:

	Weighted- Average Life (years)	March 31, 2011				December 31, 2010
		Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value	Gross Carrying Amount	Accumulated Amortization	Accumulated Impairment	Net Carrying Value
Completed technologies	15	$293,670	$115,796	$2,430	$175,444	$268,170	$109,115	$2,430	$156,625
Customer relationships	11	1,043,440	561,417	12,144	469,879	1,026,840	535,795	12,144	478,901
Non-compete agreements	7	23,400	10,318	—	13,082	23,400	8,825	—	14,575
Tradenames	10	720	460	—	260	720	440	—	280
Capitalized software licenses	4	9,046	5,116	—	3,930	8,973	4,680	—	4,293

Total	12	$1,370,276	$693,107	$14,574	$662,595	$1,328,103	$658,855	$14,574	$654,674

Amortization expense on definite-lived intangible assets and capitalized software for the three months ended March 31, 2011 and 2010 were as follows:

	For the three months ended
	March 31, 2011	March 31, 2010
Definite-lived intangible assets	$33,816	$35,768
Capitalized software licenses	436	368

Total amortization expense	$34,252	$36,136

Amortization of acquisition-related definite-lived intangible assets is estimated to be $102,815 for the remainder of 2011, $129,495 in 2012, $116,017 in 2013, $102,788 in 2014 and $89,554 in 2015.

In addition to the above, we own the Klixon® and Airpax® tradenames, which are indefinite-lived intangible assets, as they have each been in continuous use for over 60 years and we have no plans to discontinue using them. We have recorded $59,100 and $9,370, respectively, related to these tradenames.

9. Debt

Our debt as of March 31, 2011 and December 31, 2010 consisted of the following:

	Weighted-average interest rate for the three months ended March 31, 2011	March 31, 2011	December 31, 2010
Senior secured term loan facility (denominated in U.S. dollars)	2.05%	$904,875	$907,250
Senior secured term loan facility (€379.5 million)	3.03%	534,772	504,741
Senior Notes (denominated in U.S. dollars)	8.00%	201,181	201,181
Senior Subordinated Notes (€177.1 million)	9.00%	249,608	234,978
Less: current portion		(15,108)	(14,780)

Long-term debt, less current portion		$1,875,328	$1,833,370

Capital lease and other financing obligations	8.63%	$41,287	$41,543
Less: current portion		(1,973)	(1,999)

Capital lease and other financing obligations, less current portion		$39,314	$39,544

Debt Maturities

The final maturity of the revolving credit facility is on April 27, 2012. The final maturity of the term loan facility is on April 27, 2013. The term loan must be repaid during the final year of the term loan facility in equal quarterly payments, subject to amortization of approximately 1% per year prior to such final year. The Senior Notes mature on May 1, 2014. The 9% Senior Subordinated Notes mature on May 1, 2016.

Extinguishment of Debt

On February 26, 2010, we announced the commencement of cash tender offers related to the 8% Senior Notes due 2014 (“Senior Notes”), our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014 (the 9% and 11.25% Senior Subordinated Notes are together referred to as the “Senior Subordinated Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

In connection with these transactions, during the three months ended March 31, 2010, we recorded a loss in Currency translation (loss)/gain and other, net of $8.1 million including the write-off of debt issuance costs of $1.9 million.

In addition, on April 1, 2010, we announced the redemption of all of the outstanding 11.25% Senior Subordinated Notes due 2014 at a redemption price equal to 105.625% of the principal amount, and $138.6 million of the outstanding Senior Notes at a redemption price equal to 104.000% of the principal amount. We paid $225.0 million in principal, $10.4 million in premium and $8.4 million of accrued interest in May 2010 to complete the redemption.

10. Income Taxes

We recorded tax provisions for the three months ended March 31, 2011 and 2010 of $24,554 and $11,196, respectively. Our tax provision consisted of current tax expense, which related primarily to our profitable operations in foreign tax jurisdictions, and deferred tax expense, which related primarily to the amortization of tax deductible goodwill and the use of net operating losses.

11. Pension and Other Post-Retirement Benefits

We provide various retirement plans for employees, including defined benefit, defined contribution and retiree healthcare benefit plans.

The components of net periodic benefit cost associated with our defined benefit and retiree healthcare plans for the three months ended March 31, 2011 and 2010 were as follows:

	U.S. Plans				Non-U.S. Plans
	Defined Benefit		Retiree Healthcare		Defined Benefit		Total
	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$570	$538	$63	$65	$619	$532	$1,252	$1,135
Interest cost	671	720	149	150	253	233	1,073	1,103
Expected return on plan assets	(677)	(625)	—	—	(188)	(185)	(865)	(810)
Amortization of net loss	103	140	4	3	91	31	198	174
Amortization of prior service cost	—	—	—	—	3	—	3	—
Gain on curtailment	—	—	—	—	—	(111)	—	(111)

Net periodic benefit cost	$667	$773	$216	$218	$778	$500	$1,661	$1,491

During the three months ended March 31, 2010, we terminated 7 employees at one of our subsidiaries. In connection with this event we recognized a curtailment gain of $111.

We intend to contribute amounts to the U.S. qualified defined benefit plan in order to meet the minimum funding requirements of federal laws and regulations, plus additional amounts as we deem appropriate. During the three months ended March 31, 2011, we made contributions of $8,600 to the U.S. qualified defined benefit plan. Including these contributions, we expect to contribute approximately $18,500 to the U.S. qualified defined benefit plan during the twelve months ending December 31, 2011.

Funding requirements for the non-U.S. defined benefit plans are determined on an individual country and plan basis and are subject to local country practices and market circumstances. During the three months ended March 31, 2011, we made contributions of $911 to the non-U.S. defined benefit plans. Including these contributions, we expect to contribute approximately $1,698 to the non-U.S. defined benefit plans during the twelve months ending December 31, 2011.

12. Accrued Expenses and Other Current Liabilities

Accrued interest associated with our outstanding debt is included as a component of accrued expenses and other current liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2011 and December 31, 2010, accrued interest totaled $22,807 and $13,533, respectively.

13. Share-Based Payment Plans

In September 2006, our Parent adopted the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Option Plan (“2006 Option Plan”) and the First Amended and Restated Sensata Technologies Holding B.V. 2006 Management Securities Purchase Plan.

In connection with the completion of our Parent’s IPO in March 2010, the Sensata Technologies Holding N.V. 2010 Employee Stock Purchase Plan (“2010 Stock Purchase Plan”) and the Sensata Technologies Holding N.V. 2010 Equity Incentive Plan (“2010 Equity Plan”) were adopted. The purpose of the 2010 Stock Purchase Plan is to provide an incentive for present and future eligible employees to purchase our Parent’s ordinary shares and acquire a proprietary interest in them. The purpose of the 2010 Equity Plan is to promote long-term growth and profitability by providing our eligible present and future directors, officers, employees, consultants and advisors with incentives to contribute to and participate in our success. There are a maximum of 500,000 ordinary shares available for sale under the 2010 Stock Purchase Plan. There are a maximum of 5,000,000 ordinary shares available under the 2010 Equity Plan.

Stock Options

The table below presents a summary of stock option activity for the three months ended March 31, 2011.

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 1 Options
Outstanding as of December 31, 2010	3,543,003	$11.22	7.03	$66,939
Granted	78,700	33.02
Forfeited	(41,500)	11.75
Exercised	(439,803)	7.24

Outstanding as of March 31, 2011	3,140,400	12.31	7.03	$70,397

Vested and exercisable as of March 31, 2011	1,037,509	8.55	5.84	$27,165

Vested and expected to vest as of March 31, 2011(1)	3,017,556	12.21	6.98	$66,204

	Ordinary Shares	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Tranche 2 and 3 Options
Outstanding as of December 31, 2010	6,545,391	$7.51	5.69	$147,905
Forfeited	(40,000)	7.50
Exercised	(446,270)	7.06

Outstanding as of March 31, 2011	6,059,121	7.55	5.44	$164,707

Vested and exercisable as of March 31, 2011	4,374,383	7.09	5.29	$120,904

Vested and expected to vest as of March 31, 2011(1)	6,057,359	7.55	5.44	$164,663

(1)	The expected to vest options are determined by applying the forfeiture rate assumption, adjusted for cumulative actual forfeitures, to total unvested outstanding options.

The table below presents a summary of the status of nonvested options as of March 31, 2011 and of the changes during the three months then ended.

	Stock Options		Weighted-Average Grant-Date Fair Value Per Share
	Tranche 1	Tranche 2 and 3	Tranche 1	Tranche 2 and 3
Nonvested as of December 31, 2010	2,161,379	1,916,114	$6.14	$3.93
Granted	78,700	—	$10.70	—
Forfeited	(41,500)	(40,000)	$6.26	$0.94
Vested	(95,688)	(191,376)	$2.80	$1.08

Nonvested as of March 31, 2011	2,102,891	1,684,738	$6.46	$2.20

As of March 31, 2011, there were 398,845 shares available for grant under the 2006 Option Plan and 4,492,800 shares available for grant under the 2010 Equity Plan.

Tranche 1 Options: Tranche 1 options granted under the 2006 Option Plan vest 40% on the second anniversary of the grant and 20% per year thereafter. Vesting occurs provided the participant of the option plan is continuously employed by us, our Parent or any of our subsidiaries, and vest immediately upon a change-in-control transaction under which (i) the investor group disposes of or sells more than 50% of the total voting power or economic interest in our Parent to one or more independent third parties and (ii) disposes of or sells all or substantially all of our Parent’s assets. Tranche 1 options granted to employees under the 2010 Equity Plan have the same vesting provisions as other Tranche 1 awards, except that they vest 25% per year over four years from the date of grant, and they do not include the change-in-control provisions. Options granted to our Parent’s directors under the 2010 Equity Plan vest after one year. We recognize compensation expense for Tranche 1 awards on a straight-line basis over the requisite service period, which is assumed to be the same as the vesting period.

Our Parent granted 78,700 Tranche 1 options under the 2010 Equity Plan in the three months ended March 31, 2011 to directors of Sensata Technologies Holding N.V. These options vest after one year of service with no performance conditions. The grant date fair value per share of these options was $10.70.

Under the fair value recognition provisions of Accounting Standards Codification (“ASC”) Topic 718, Compensation—Stock Compensation, we recognize share-based compensation net of estimated forfeitures and, therefore, only recognize compensation cost for those shares expected to vest over the service period of the award. We have estimated our forfeiture rates based on historical experience. Most of our Parent’s awards assume a forfeiture rate of 11% based upon the historical actual and estimated rate of forfeitures by plan participants. There was no adjustment to the estimated forfeiture rate during the three months ended March 31, 2011. However, awards issued to our Parent’s directors in 2010 and 2011 were estimated to have a 0% forfeiture rate, as the service period is only one year and our Parent’s directors are not expected to terminate in that period.

Tranche 2 and 3 Options: These options vest 40% on the second anniversary of the grant and 20% per year thereafter and upon the completion of a liquidity event that results in specified returns on the Sponsors’ investment.

Prior to the first quarter of 2010, the performance and market vesting conditions contained in the Tranche 2 and 3 awards were not considered probable of occurring based on guidance provided by ASC Topic 805, Business Combinations, and no share-based compensation expense was recognized for these awards. These conditions became probable of occurring during the three months ended March 31, 2010, and were satisfied upon the completion of our Parent’s IPO in March 2010. As a result, during the three months ended March 31, 2010, we recorded a cumulative catch-up adjustment for previously unrecognized compensation expense associated with the Tranche 2 and 3 awards and the related modification totaling $18,876.

Restricted Securities

The table below presents a summary of the unvested securities activity during the three months ended March 31, 2011.

	Ordinary Shares	Weighted- Average Grant Date Fair Value
Unvested balance as of December 31, 2010	399,698	$16.47
Forfeited	(7,740)	17.87

Unvested balance as of March 31, 2011	391,958	$16.44

Share-Based Compensation Expense

The table below presents non-cash compensation expense related to our Parent’s options and restricted securities awards within selling, general and administrative (“SG&A”) expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended
	March 31, 2011	March 31, 2010
Tranche 1 options	$1,510	$932
Tranche 2 and 3 options	357	19,022
Restricted securities	169	110

Total share-based compensation expense	$2,036	$20,064

Unrecognized Compensation Expense

The table below presents unrecognized compensation expense as of March 31, 2011 for each class of award, and the remaining expected term for this expense to be recognized.

	Unrecognized Compensation Expense	Expected Recognition (years)
Tranche 1 options	$9,076	2.03
Tranche 2 and 3 options	1,177	0.98
Restricted securities	2,159	3.25

Total unrecognized compensation expense	$12,412

14. Related Party Transactions

The table below presents related party transactions recognized in SG&A expense in the condensed consolidated statements of operations during the identified periods.

	For the three months ended
	March 31, 2011	March 31, 2010
Sponsors’ fee for Advisory Agreement	$—	$833
Advisory Agreement termination fee	—	22,352
Services provided by Parent	987	—
Legal services provided by a shareholder of Parent	231	40

Total included in SG&A expense	$1,218	$23,225

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

Other Arrangements with the Investor Group and its Affiliates

We utilize one of SCA’s shareholders for legal services. Expenses related to such legal services are recorded in SG&A expense as shown in the above table. During the three months ended March 31, 2011 we made payments of $2,478 to this shareholder. In addition, during 2010, our Parent made additional payments of $2,600, in connection with its IPO, which were charged against the gross proceeds of its offering. As of March 31, 2011 and December 31, 2010, we recorded an amount due to this shareholder of $34 and $2,281, respectively.

During 2009, certain executive officers and other members of our management invested in a limited partnership along with the Sponsors. The limited partnership was formed with the intent to invest in our bonds among other potential investment opportunities. As of December 31, 2009, the limited partnership owned €42,300 aggregate principal amount of 11.25% Senior Subordinated Notes. In connection with the cash tender offer launched on February 26, 2010, the limited partnership validly tendered, and we accepted for purchase, all of the 11.25% Senior Subordinated Notes held by the limited partnership. The limited partnership received aggregate consideration of approximately €45,700, including accrued and unpaid interest, in exchange for the tendered notes. As of March 31, 2011, the partnership did not hold any of our Senior Notes or Senior Subordinated Notes.

15. Commitments and Contingencies

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

Indemnifications Provided As Part of Contracts and Agreements

We are party to the following types of agreements pursuant to which we may be obligated to indemnify a third party with respect to certain matters:

Sponsors: On the closing date of the 2006 Acquisition, we entered into customary indemnification agreements with the Sponsors pursuant to which we indemnify them against certain liabilities arising out of performance of a consulting agreement between us and each of the Sponsors and certain other claims and liabilities, including liabilities arising out of financing arrangements and securities offerings. At the Sponsors’ option, this agreement was terminated in March 2010. See Note 14, “Related Party Transactions” for further discussion.

Officers and Directors: Our corporate by-laws require that, except to the extent expressly prohibited by law, we must indemnify our officers and directors against judgments, fines, penalties and amounts paid in settlement, including legal fees and all appeals incurred in connection with civil or criminal action or proceedings, as it relates to their services to us and our subsidiaries. Although the by-laws provide no limit on the amount of indemnification, we may have recourse against our insurance carriers for certain payments made by us.

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

Our policy is to accrue for warranty claims when a loss is both probable and estimable. This is accomplished by reserving for estimated sales returns and estimated costs to replace the product at the time the related revenue is recognized. Reserves for sales returns and liabilities for warranty claims have historically not been material. In some instances, customers may make claims for costs they incurred or other damages. Any potentially material liabilities associated with these claims are discussed in this Note under the heading Legal Proceedings and Claims.

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

In 2001, TI Brazil was notified by the State of São Paolo, Brazil, regarding its potential cleanup liability as a generator of wastes sent to the Aterro Mantovani disposal site, which operated near Campinas from 1972 to 1987. The site is a landfill contaminated with a variety of chemical materials, including petroleum products, allegedly disposed at the site. TI Brazil is one of over 50 companies notified of potential cleanup liability. There have been several lawsuits filed by third parties alleging personal injuries caused by exposure to drinking water contaminated by the disposal site. Our subsidiary, Sensata Technologies Brazil, is the successor in interest to TI Brazil. However, in accordance with the terms of the acquisition agreement entered into in connection with the 2006 Acquisition, (“Acquisition Agreement”) Texas Instruments retained these liabilities (subject to the limitations set forth in that agreement) and has agreed to indemnify us with regard to these excluded liabilities. Additionally, in 2008, lawsuits were filed against Sensata Technologies Brazil alleging personal injuries suffered by individuals who were exposed to drinking water allegedly contaminated by the Aterro disposal site. These matters are managed and controlled by TI. TI is defending these lawsuits, which are in early stages. Although Sensata Technologies Brazil cooperates with TI in this process, we do not anticipate incurring any non-reimbursable expenses related to the matters described above. No amounts have been accrued or recorded as receivables for these matters as of March 31, 2011 or December 31, 2010.

Control Devices, Inc. (“CDI”), a wholly-owned subsidiary of Sensata Technologies, Inc. (“STI”) acquired through our acquisition of First Technology Automotive, holds a post-closure license, along with GTE Operations Support, Inc. (“GTE”), from the Maine Department of Environmental Protection with respect to a closed hazardous waste surface impoundment located on real property and a facility owned by CDI in Standish, Maine. The post-closure license obligates GTE to operate a pump and treatment process to reduce the levels of chlorinated solvents in the groundwater under the property. The post-closure license obligates CDI to maintain the property and provide access to GTE. We do not expect the costs to comply with the post-closure license to be material. As a related but separate matter, pursuant to the terms of an Environmental Agreement dated July 6, 1994, GTE retained liability and agreed to indemnify CDI for certain liabilities related to the soil and groundwater contamination from the surface impoundment and an out-of-service leach field at the Standish, Maine facility, and CDI and GTE have certain obligations related to the property and each other. The site is contaminated primarily with chlorinated solvents. We do not expect the remaining cost associated with addressing the soil and groundwater contamination to be material.

Legal Proceedings and Claims

We account for litigation and claims losses in accordance with ASC Topic 450, Contingencies, (“ASC 450”). ASC 450 loss contingency provisions are recorded for probable and estimable losses at our best estimate of a loss, or when a best estimate cannot be made, at our estimate of the minimum loss. These estimates are often developed prior to knowing the amount of the ultimate loss. These estimates are refined each accounting period as additional information becomes known. Accordingly, we are often initially unable to develop a best estimate of loss and therefore the minimum amount, which could be zero, is recorded. As information becomes known, either the minimum loss amount is increased, resulting in additional loss provisions, or a best estimate can be made resulting in additional loss provisions. Occasionally, a best estimate amount is changed to a lower amount when events result in an expectation of a more favorable outcome than previously expected.

We are regularly involved in a number of claims and litigation matters in the ordinary course of business. Most of our litigation matters are third-party claims for property damage allegedly caused by our products, but some involve allegations of personal injury or wrongful death. We believe that the ultimate resolution of the current litigation matters pending against us, except potentially those matters described below, will not have a material effect on our financial condition or results of operations. See our Annual Report on Form 10-K for the year ended December 31, 2010, Note 13, “Commitments and Contingencies” for historical details of such claims.

Pending Litigation and Claims

Ford Speed Control Deactivation Switch Litigation: We are involved in a number of litigation matters relating to a pressure switch that TI sold to Ford Motor Company (“Ford”) for several years until 2002. Ford incorporated the switch into a cruise control deactivation switch system that it installed in certain vehicles. Due to concerns that, in some circumstances, this system and switch may cause fires, Ford and related companies issued numerous separate recalls of vehicles between 1999 and 2009, which covered approximately fourteen million vehicles in the aggregate.

As of March 31, 2011 we are a defendant in one case that involves wrongful death allegations. This case, Romans vs. Ford et al, Case No. CVH 20100126, Court of Common Pleas, Madison County, Ohio, involves claims for property damage, personal injury, and three fatalities resulting from an April 5, 2008 residential fire alleged to involve a Ford vehicle. As of March 31, 2011, we were a defendant in 19 lawsuits in which plaintiffs have alleged property damage and various personal injuries from the system and switch. For the most part, these cases seek an unspecified amount of compensatory and exemplary damages. For the plaintiffs that have requested a specific amount, the range of the demand is $0.1 million to $3.0 million. In aggregate, we believe that the claims total between $5 million and $6 million. Ford and TI are co-defendants in each of these lawsuits. In accordance with terms of the Acquisition Agreement, we are managing and defending these lawsuits on behalf of both parties. For the cases that are still pending, we have included a reserve in our financial statements in the amount of $0.2 million as of March 31, 2011. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from these matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

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

On January 28, 2009, Whirlpool Corporation, as well as its subsidiaries Whirlpool SA and Maytag Corporation, filed a lawsuit against TI and our subsidiary, STI, and we, along with TI, subsequently filed a cross claim for indemnification against Empresa Braseila de Compressores, S.A., n/k/a Whirlpool SA, and Embraco North America, Inc., together “Embraco.” The lawsuit is pending in the Circuit Court of Cook County, Illinois, under the name Whirlpool Corp. et al. v. Sensata Technologies, Inc. et al., Docket No. 2009-L-001022. Discovery on all claims and cross-claims is ongoing, with fact witness depositions expected through May 2011. The court has reserved time in October 2011 for a possible trial. In January 2009, TI elected under the Acquisition Agreement to become the controlling party for this lawsuit and has managed and defended the litigation on behalf of both parties. Although we are working with TI to defend the litigation, we believe that a loss is probable and, as of March 31, 2011, have recorded a reserve of $5.9 million for this matter. There can be no assurances, however, that this reserve will be sufficient to cover the extent of our costs and potential liability from this or any related matters. Any additional liability in excess of this reserve could have a material adverse effect on our financial condition or results of operations.

Pursuant to the terms of the Acquisition Agreement, and subject to the limitations set forth in that agreement, TI has agreed to indemnify us for certain claims and litigation, including this matter. Provided that the aggregate amount of costs and/or damages from such claims exceeds $30.0 million, TI will reimburse us for amounts incurred in excess of that threshold up to a cap of $300.0 million. In January 2011, we notified TI that, as of December 31, 2010, we believed we had incurred approximately $27.4 million of costs that apply towards the indemnification. TI has reserved all rights to contest that claim, and may dispute all or some portion of the amount we claimed. We believe that our costs and/or damages from the Whirlpool litigation and other claims and litigation matters subject to the indemnification will ultimately exceed $30.0 million.

We are also involved in a related, but separate proceeding with TI’s insurer, American Alternative Insurance (“American Alternative”). On June 3, 2009, TI filed a lawsuit against American Alternative seeking reimbursement for our defense costs in the Whirlpool litigation and certain other third party claims. The case, Texas Instruments Incorporated v. American Alternative Ins. Corp., was filed in the 193rd Court of Dallas County, Texas, No. DC-09-07045-L. On October 16, 2009, American Alternative filed a third party claims against STI alleging that STI assumed liability for the Whirlpool matters under the Acquisition Agreement. On that basis, American Alternative has asserted that we owe American Alternative for any amounts that it may ultimately be required to pay to Texas Instruments. Texas Instruments is defending this claim on STI’s behalf, and has filed an answer denying any liability. During 2010, TI informed us that they have reached a settlement with American Alternative in this matter. As of March 31, 2011, we have not recorded a reserve for this matter.

Coffeemakers. Certain European small appliance customers have made claims alleging defects in one of our electro mechanical controls products. Two customers have conducted recalls of their products and reported several third-party fire incidents. One customer has filed a lawsuit against us, Jede AB v. Stig Wahlström AB and Sensata Technologies Holland B.V., No. 10017-9, Soederfoern district court, Sweden. The suit alleges damages amounting to €1.8 million. We filed our answer on December 1, 2009, and denied liability. Another customer, N&W Global Vending S.p.A., has threatened litigation and alleges damages in amount of €4.25 million plus additional charges and expenses. We have also denied liability in this matter. As of March 31, 2011, we have not recorded a reserve for this matter.

European automaker: A European automaker has alleged defects in certain of our pressure sensor products installed in its vehicles from June 2006 through April 2010. The customer brought this claim in June 2010 claiming costs to date of €2.5 million, and estimated future costs, together, totaling €11.7 million. We contest the customer’s allegations and do not believe a loss is probable. Accordingly, as of March 31, 2011, we have not recorded a reserve for this claim.

FCPA Voluntary Disclosure

An internal investigation has been conducted under the direction of the Audit Committee of our Board of Directors to determine whether any laws, including the Foreign Corrupt Practices Act (“FCPA”), may have been violated in connection with a certain business relationship entered into by one of our operating subsidiaries involving business in China. We believe the amount of payments and the business involved was immaterial. We discontinued the specific business relationship and our investigation has not identified any other suspect transactions. We contacted the United States Department of Justice and the Securities and Exchange Commission to make a voluntary disclosure of the possible violations, the investigation, and the initial findings. We are continuing to cooperate fully with their review. The FCPA (and related statutes and regulations) provides for potential monetary penalties, criminal and civil sanctions, and other remedies. We are unable to estimate the potential penalties and/or sanctions, if any, that might be assessed and, accordingly, no provision has been made in the accompanying consolidated financial statements.

Matters Resolved during 2011

Pelonis Appliances: In December 2008, seven individuals filed suit against Pelonis Appliances, Inc., which sells a fan forced heater product, manufactured by GD Midea Environmental Appliances Mfg. Co. Ltd. (“GD Midea”), that incorporates one of our thermal cut-off products, which was purchased from one of our distributors. The lawsuit, Cueller v. Pelonis Appliances, Inc., No. 08-16188, 160th Judicial District Court of Dallas County, Texas, arose out of a residential fire that resulted in one death, personal injuries (including burns) to the other plaintiffs, and property damage. Subsequently, the plaintiffs amended their complaint to include STI as a defendant. In April 2010, the court granted plaintiff’s notice of non-suit without prejudice. In the first quarter of 2011, the applicable statute of limitations expired without the plaintiffs refiling their claims. As such, we believe this matter to be resolved.

16. Fair Value Measures

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

Measured on a Recurring Basis

The following table presents information about our assets and liabilities measured at fair value on a recurring basis, aggregated by the level in the fair value hierarchy within which those measurements fell.

	March 31, 2011			December 31, 2010
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
Commodity forward contracts	$—	$9,317	$—	$—	$7,199	$—
Interest rate caps	—	102	—	—	149	—

Total	$—	$9,419	$—	$—	$7,348	$—

Liabilities
Interest rate collars	$—	$407	$—	$—	$1,822	$—
Interest rate swap	—	—	—	—	91	—

Total	$—	$407	$—	$—	$1,913	$—

The valuations of the derivatives intended to mitigate our interest rate risk (interest rate caps, collars and swaps) are determined with the assistance of a third party financial institution using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including interest rate curves and interest rate volatility, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 17, “Derivative Instruments and Hedging Activities,” under the caption “Cash Flow Hedges of Interest Rate Risk”.

The valuations of the commodity forward contracts are determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each instrument. This analysis utilizes observable market-based inputs, including commodity forward curves, and reflects the contractual terms of these instruments, including the period to maturity. The specific contractual terms utilized as inputs in determining fair value and a discussion of the nature of the risks being mitigated by these instruments are detailed in Note 17, “Derivative Instruments and Hedging Activities,” under the caption “Non-designated Hedges of Commodity Risk”.

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

Although we have determined that the majority of the inputs used to value our derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with our derivatives utilize Level 3 inputs, such as estimates of current credit spreads, to appropriately reflect both our own nonperformance risk and the respective counterparties nonperformance risk in the fair value measurement. However, as of March 31, 2011 and December 31, 2010, we have assessed the significance of the impact of the credit valuation adjustments on the overall valuation of our derivative positions and have determined that the credit valuation adjustments are not significant to the overall valuation of our derivatives. As a result, we have determined that our derivative valuations in their entirety are classified in Level 2 in the fair value hierarchy.

Measured on a Non-Recurring Basis

We evaluate the recoverability of goodwill and other intangible assets in the fourth quarter of each fiscal year, or more frequently if events or changes in circumstances indicate that goodwill or other intangible assets may be impaired. As of March 31, 2011, no such events or changes in circumstances occurred that would have triggered the need for an earlier impairment review.

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

Financial Instruments Not Recorded at Fair Value

The carrying value and fair values of financial instruments not recorded at fair value in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Liabilities:
Senior secured term loans	$1,439,647	$1,422,769	$1,411,991	$1,366,723
Senior Notes and Senior Subordinated Notes	450,789	470,282	436,159	455,480

The fair values of our long-term obligations are determined by using a valuation model that discounts estimated future cash flows at the benchmark interest rate plus an estimated credit spread.

Cash and trade receivables are carried at their cost which approximates fair value because of their short-term nature.

17. Derivative Instruments and Hedging Activities

As required by ASC Topic 815, Derivatives and Hedging (“ASC 815”), we record all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether we have elected to designate a derivative in a hedging relationship, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Derivatives may also be designated as hedges of the foreign currency exposure of a net investment in a foreign operation. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. We may enter into derivative contracts that are intended to economically hedge certain of our risks, even though we elect not to apply hedge accounting under ASC 815. Specific information about the valuations of derivatives and classification in the fair value hierarchy are described in Note 16, “Fair Value Measures.”

Cash Flow Hedges of Interest Rate Risk

Our objectives in using interest rate derivatives are to add stability to interest expense and to manage our exposure to interest rate movements on our U.S. dollar and Euro-denominated floating rate debt. To accomplish this objective, we primarily use interest rate swaps, collars and caps as part of our interest rate risk management strategy. Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for us making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract and payments of variable rate amounts if interest rates fall below the floor strike rate on the contract. Interest rate caps designated as cash flow hedges involve the receipt of variable rate amounts if interest rates rise above the cap strike rate on the contract. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing variable rate debt.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in accumulated other comprehensive loss and is subsequently reclassified into earnings in the period in which the hedged forecasted transaction affects earnings. The ineffective portion of the change in fair value of the derivatives is recognized directly in earnings. For the three months ended March 31, 2011 and 2010, we recorded no ineffectiveness in earnings and no amounts were excluded from the assessment of effectiveness.

Amounts reported in accumulated other comprehensive loss related to derivatives are reclassified to interest expense as interest payments are made on our variable rate debt. As of March 31, 2011, we estimate that an additional $1,144 will be reclassified from accumulated other comprehensive loss to interest expense during the twelve months ending March 31, 2012.

As of March 31, 2011, we had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivatives	Notional (in millions)	Effective Date	Maturity Date	Index	Strike Rate
Interest rate collars	€160.0	July 28, 2008	April 27, 2011	3-month EURIBOR	3.55% - 4.40%
Interest rate cap	€100.0	March 5, 2009	April 29, 2013	3-month EURIBOR	5.00%
Interest rate cap	$600.0	March 5, 2009	April 29, 2013	3-month LIBOR	5.00%

Non-designated Hedges of Foreign Currency Risk

We are exposed to fluctuations in various foreign currencies against our functional currency, the U.S. dollar. We use foreign currency derivatives, including currency forward agreements to manage our exposure to fluctuations in the U.S. dollar to Euro exchange rate. In December 2009 we executed a foreign currency call option. This instrument was not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. In accordance with ASC 815, changes in the fair value of derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss as a component of Currency translation (loss)/gain and other, net. During the three months ended March 31, 2010, we recognized a net loss of $993 associated with this derivative. The contract expired unexercised during the three months ended June 30, 2010. As of March 31, 2011, we have no outstanding derivative financial instruments to manage our exposure to foreign currency risk. We continue to monitor exposures to this risk and generally employ operating and financing activities to offset these exposures.

Non-designated Hedges of Commodity Risk

Our objective in using commodity forward contracts is to offset a portion of our exposure to the potential change in prices associated with certain commodities, including silver, gold, nickel, aluminum and copper, used in the manufacturing of our products. The terms of these forward contracts fix the price at a future date for various notional amounts associated with these commodities. These instruments were not designated for hedge accounting treatment in accordance with ASC 815. Derivatives not designated as hedges are not speculative and are used to manage our exposure to foreign exchange movements, but do not meet the strict hedge accounting requirements. In accordance with ASC 815, changes in the fair value of these derivatives not designated in hedging relationships are recorded in the statement of operations as a gain or loss as a component of Currency translation (loss)/gain and other, net. During the three months ended March 31, 2011 and 2010, we recognized a net gain associated with our commodity forward contracts of $4,224 and $1,784, respectively.

We had the following outstanding commodity forward contracts as of March 31, 2011:

	Notional	Remaining Contracted Periods	Weighted- Average Strike Price
Silver	659,642 troy oz	April 2011 - March 2012	$28.55
Gold	4,396 troy oz	April 2011 - March 2012	$1,424.79
Nickel	176,368 pounds	April 2011 - February 2012	$10.83
Aluminum	1,332,344 pounds	April 2011 - February 2012	$1.05
Copper	2,034,468 pounds	April 2011 - February 2012	$3.66

The notional amounts above represent the total volume we hedged over the remaining contracted periods.

Financial Instrument Presentation

The following table presents the fair value of our derivative financial instruments and their classification on the condensed consolidated balance sheet as of March 31, 2011 and December 31, 2010.

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under ASC 815
Interest rate caps	Other assets	$102	Other assets	$149		$—		$—
Interest rate swap		—		—		—	Accrued expenses and other current liabilities	91
Interest rate collars		—		—	Accrued expenses and other current liabilities	407	Accrued expenses and other current liabilities	1,822

Total		$102		$149		$407		$1,913

Derivatives not designated as hedging instruments under ASC 815
Commodity forward contracts	Prepaid expenses and other current assets	$9,317	Prepaid expenses and other current assets	$7,199		$—		$—

Total		$9,317		$7,199		$—		$—

The following table presents a roll forward of amounts recognized in accumulated other comprehensive loss related to our derivative financial instruments as of March 31, 2011:

Unrealized loss on derivative instruments
Balance as of December 31, 2010	$(3,190)
Amount of net unrealized loss recognized in accumulated other comprehensive loss	(110)
Amount of loss reclassified into interest expense	1,717

Balance as of March 31, 2011	$(1,583)

The following table presents the effect of our derivative financial instruments and their classification on the condensed consolidated statement of operations for the three months ended March 31, 2011 and 2010:

Derivatives designated as hedging instruments under ASC 815	Amount of Loss Recognized in Comprehensive Net (Loss)/ Income on Derivatives (Effective Portion)		Location of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)	Amount of Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)
	2011	2010		2011	2010
Interest Rate Products	$110	$(2,339)	Interest expense	$(1,717)	$(3,551)

Derivatives not designated as hedging instruments under ASC 815	Amount of Gain Recognized in Income on Derivatives		Location of Gain Recognized in Income on Derivatives
	2011	2010
Commodity forward contracts	$4,224	$1,784	Currency translation (loss)/gain and other, net
Euro call option	$—	$(993)	Currency translation (loss)/gain and other, net

We have agreements with our collar and swap derivative counterparties that contain a provision whereby if we default on any of our indebtedness in the event that repayment of the indebtedness has been accelerated by the lender, then we could also be declared in default on our derivative obligations.

As of March 31, 2011, the termination value of derivatives in a liability position, which includes accrued interest but excludes any adjustment for non-performance risk, related to the outstanding collar and swap agreements was $1,491. We have not posted any collateral related to these agreements. If we breached any of the default provisions described above, we could be required to settle our obligations under the agreements at their termination value.

18. Currency Translation (Loss)/Gain and Other, net

Currency translation (loss)/gain and other, net consisted of the following for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31, 2011	March 31, 2010
Currency translation (loss)/gain on debt	$(46,781)	$60,116
Currency translation gain/(loss) on net monetary assets	1,898	(5,766)
Loss on repurchase of outstanding Senior and Senior Subordinated Notes	—	(8,098)
Loss on Euro call option	—	(993)
Gain on commodity forward contracts	4,224	1,784
Other	28	159

Total currency translation (loss)/gain and other, net	$(40,631)	$47,202

19. Segment Reporting

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

An operating segment’s performance is primarily evaluated based on segment operating income, which excludes share-based compensation expense, restructuring charges and certain corporate costs not associated with the operations of the segment, including a portion of depreciation and amortization expenses associated with assets recorded in connection with the 2006 Acquisition, the First Technology Automotive Acquisition the Airpax Acquisition, and the MSP acquisition, and amortization expense. In addition, an operating segment’s performance excludes results from discontinued operations. Corporate costs excluded from an operating segment’s performance are separately stated below and also include costs that are related to functional areas such as accounting, treasury, information technology, legal, human resources, and internal audit. We believe that segment operating income, as defined above, is an appropriate measure for evaluating the operating performance of our segments. However, this measure should be considered in addition to, and not as a substitute for, or superior to, income from operations or other measures of financial performance prepared in accordance with U.S. GAAP. The other accounting policies of each of the two reporting segments are the same as those in the summary of significant accounting policies as described in Note 2 included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The sensors segment is a manufacturer of pressure, force, electromechanical, speed and position sensor products used in subsystems of automobiles (e.g., engine, air-conditioning and ride stabilization), heavy off-road vehicles, and in industrial products such as HVAC systems. These products improve operating performance, for example, by making an automobile’s heating and air-conditioning systems work more efficiently. These products also improve safety and performance, for example, by reducing vehicle emissions and improving gas mileage. The assets of the sensors segment increased approximately $173.4 million, based on the preliminary purchase price allocation, during the first quarter of 2011 due to the MSP acquisition.

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

The following tables present net revenue and operating income for the reported segments and other operating results not allocated to the reported segments for the three months ended March 31, 2011 and 2010:

	For the three months ended
	March 31, 2011	March 31, 2010
Net revenue:
Sensors	$301,378	$232,593
Controls	142,851	144,544

Total net revenue	$444,229	$377,137

Segment operating income (as defined above):
Sensors	$95,986	$77,825
Controls	49,357	51,176

Total segment operating income	145,343	129,001
Corporate and other(1)	(30,431)	(67,117)
Amortization of intangible assets and capitalized software	(34,252)	(36,136)
Restructuring	(647)	(699)
Amortization of inventory step-up to fair value	(524)	—

Profit from operations	79,489	25,049
Interest expense	(23,454)	(33,516)
Interest income	219	139
Currency translation (loss)/gain and other, net	(40,631)	47,202

Income before income taxes	$15,623	$38,874

(1)

During the three months ended March 31, 2010, we recognized a termination fee of $22,352 (see Note 14, “Related Party Transactions” for further discussion) and a cumulative catch-up adjustment for previously unrecognized share-based compensation expense totaling $18,876 (see Note 13, “Share-Based Payment Plans” for further discussion).

20. Supplemental Guarantor Condensed Consolidating Financial Statements

On April 26, 2006, in connection with the 2006 Acquisition, we issued $751,605 aggregate principal amount of the outstanding Senior Notes and the outstanding Senior Subordinated Notes, as described in Note 7 in our Annual Report on Form 10-K for the year ended December 31, 2010. The Senior Notes and Senior Subordinated Notes are herein referenced to as “the Notes”. The Senior Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured basis and the Senior Subordinated Notes are jointly and severally, fully and unconditionally guaranteed on a senior unsecured subordinated basis, in each case, subject to certain exceptions, by us and certain of our direct and indirect wholly-owned subsidiaries in the U.S. (with the exception of those subsidiaries acquired in the First Technology Automotive acquisition) and certain subsidiaries in the following non-U.S. jurisdictions located in the Netherlands, Mexico, Brazil, Japan, South Korea and Malaysia (with the exception of those subsidiaries acquired in the Airpax Acquisition) (collectively, the “Guarantors”). Each of the Guarantors is 100% owned, directly or indirectly, by us. All our other subsidiaries, either direct or indirect, do not guarantee the Senior Notes and Senior Subordinated Notes (“Non-Guarantors”). The Guarantors also unconditionally guarantee the Senior Secured Credit Facility, described in Note 7 to our Annual Report on Form 10-K for the year ended December 31, 2010.

The following unaudited condensed consolidating financial statements are presented for the information of the holders of the Notes and present the unaudited Condensed Consolidating Balance Sheets as of March 31, 2011 and December 31, 2010, the unaudited Condensed Consolidating Statements of Operations and Statements of Cash Flows for the three months ended March 31, 2011 and 2010, respectively, of Sensata, which is the issuer of the Notes, the Guarantors, the Non-Guarantors and the elimination entries necessary to consolidate the issuer with the Guarantor and Non-Guarantor subsidiaries.

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

Certain reclassifications have been made to prior period amounts to conform to current year presentations.

Condensed Consolidating Balance Sheet

March 31, 2011

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$37,150	$235,730	$35,443	$—	$308,323
Accounts receivable, net of allowances	—	235,056	34,433	—	269,489
Intercompany accounts receivable	439,460	379,062	125,705	(944,227)	—
Inventories	—	124,908	30,915	—	155,823
Deferred income tax assets	—	3,531	3,114	—	6,645
Prepaid and other current assets	9,478	18,511	8,127	—	36,116
Assets held for sale	—	—	238	—	238

Total current assets	486,088	996,798	237,975	(944,227)	776,634
Property, plant & equipment, net	—	197,252	73,742	—	270,994
Goodwill	—	1,484,587	92,308	—	1,576,895
Other intangible assets, net	—	705,349	25,716	—	731,065
Investment in subsidiaries	684,357	54,199	—	(738,556)	—
Advance to subsidiaries	1,996,226	—	—	(1,996,226)	—
Other assets	23,404	5,169	6,410	—	34,983

Total assets	$3,190,075	$3,443,354	$436,151	$(3,679,009)	$3,390,571

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long term debt, capital lease and other financing obligations	$15,120	$1,845	$116	$—	$17,081
Accounts payable	8	126,763	38,560	—	165,331
Accrued expenses and other current liabilities	44,861	60,943	25,491	—	131,295
Due to Parent	2,124	2,250	—	—	4,374
Intercompany liabilities	346,184	520,682	77,361	(944,227)	—

Total current liabilities	408,297	712,483	141,528	(944,227)	318,081
Pension and other post-retirement benefit obligations	—	34,123	637	—	34,760
Capital lease and other financing obligations, less current portion	—	38,574	740	—	39,314
Long-term intercompany liabilities	—	1,973,394	22,832	(1,996,226)	—
Long-term debt, less current portion	1,875,328	—	—	—	1,875,328
Other long-term liabilities	11,355	194,563	22,075	—	227,993
Commitments and contingencies

Total liabilities	2,294,980	2,953,137	187,812	(2,940,453)	2,495,476
Shareholder’s equity
Shareholder’s equity	895,095	490,217	248,339	(738,556)	895,095

Total liabilities and shareholder’s equity	$3,190,075	$3,443,354	$436,151	$(3,679,009)	$3,390,571

Condensed Consolidating Balance Sheet

December 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Assets
Current assets:
Cash and cash equivalents	$127,690	$231,938	$26,527	$—	$386,155
Accounts receivable, net of allowances	—	179,929	18,316	—	198,245
Intercompany accounts receivable	333,640	354,635	126,035	(814,310)	—
Inventories	—	115,686	25,263	—	140,949
Deferred income tax assets	—	3,482	3,084	—	6,566
Prepaid expenses and other current assets	7,377	11,997	5,413	—	24,787
Assets held for sale	—	—	559	—	559

Total current assets	468,707	897,667	205,197	(814,310)	757,261
Property, plant and equipment, net	—	182,555	52,258	—	234,813
Goodwill	—	1,450,973	77,981	—	1,528,954
Other intangible assets, net	—	700,213	22,931	—	723,144
Investment in subsidiaries	636,359	53,999	—	(690,358)	—
Advances to subsidiaries	1,996,226	—	—	(1,996,226)	—
Other assets	25,526	4,491	6,082	—	36,099

Total assets	$3,126,818	$3,289,898	$364,449	$(3,500,894)	$3,280,271

Liabilities and shareholder’s equity
Current liabilities:
Current portion of long-term debt, capital lease and other financing obligations	$14,791	$1,875	$113	$—	$16,779
Accounts payable	8	105,562	26,405	—	131,975
Accrued expenses and other current liabilities	34,662	52,566	16,281	—	103,509
Due to Parent	2,974	—	—		2,974
Intercompany liabilities	330,115	420,072	64,123	(814,310)	—

Total current liabilities	382,550	580,075	106,922	(814,310)	255,237
Pension and post-retirement benefit obligations	—	42,139	618	—	42,757
Capital lease and other financing obligations, less current portion	—	38,772	772	—	39,544
Long-term intercompany liabilities	—	1,973,394	22,832	(1,996,226)	—
Long-term debt, less current portion	1,833,370	—	—	—	1,833,370
Other long-term liabilities	10,716	180,378	18,087	—	209,181
Commitments and contingencies

Total liabilities	2,226,636	2,814,758	149,231	(2,810,536)	2,380,089
Shareholder’s equity
Shareholder’s equity	900,182	475,140	215,218	(690,358)	900,182

Total liabilities and shareholder’s equity	$3,126,818	$3,289,898	$364,449	$(3,500,894)	$3,280,271

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2011

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$409,817	$91,609	$(57,197)	$444,229
Operating costs and expenses:
Cost of revenue	—	257,665	76,777	(57,197)	277,245
Research and development	—	8,400	367	—	8,767
Selling, general and administrative	3,144	35,758	4,927	—	43,829
Amortization of intangible assets and capitalized software	—	33,078	1,174	—	34,252
Restructuring	—	647	—	—	647

Total operating costs and expenses	3,144	335,548	83,245	(57,197)	364,740

(Loss)/profit from operations	(3,144)	74,269	8,364	—	79,489
Interest income (expense), net	19,821	(42,541)	(515)	—	(23,235)
Currency translation (loss)/gain and other, net	(44,464)	1,510	2,323	—	(40,631)

(Loss)/income before taxes and equity in earnings/(losses) of subsidiaries	(27,787)	33,238	10,172	—	15,623
Equity in earnings (losses) of subsidiaries before taxes	43,410	120	—	(43,530)	—
Provision/(benefit) for income taxes	24,554	18,658	5,203	(23,861)	24,554

Net (loss)/income	$(8,931)	$14,700	$4,969	$(19,669)	$(8,931)

Condensed Consolidating Statements of Operations

For the Three Months Ended March 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Net revenue	$—	$357,433	$67,866	$(48,162)	$377,137
Operating costs and expenses:
Cost of revenue	—	222,233	58,712	(48,162)	232,783
Research and development	—	4,746	184	—	4,930
Selling, general and administrative	44,052	29,355	4,133	—	77,540
Amortization of intangible assets and capitalized software	—	34,836	1,300	—	36,136
Restructuring	—	699	—	—	699

Total operating costs and expenses	44,052	291,869	64,329	(48,162)	352,088

(Loss)/profit from operations	(44,052)	65,564	3,537	—	25,049
Interest income/(expense), net	13,876	(46,689)	(564)	—	(33,377)
Currency translation gain/(loss) and other, net	49,660	(4,201)	1,743	—	47,202

Income/(loss) from continuing operations before taxes and equity in earnings/(losses) from continuing operations of subsidiaries	19,484	14,674	4,716	—	38,874
Equity in earnings/(losses) from continuing operations of subsidiaries before taxes	19,390	950	—	(20,340)	—
Provision/(benefit) for income taxes	11,196	10,277	715	(10,992)	11,196

Net income / (loss)	$27,678	$5,347	$4,001	$(9,348)	$27,678

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash (used in)/provided by operating activities	$(52,542)	$131,471	$5,839	$—	$84,768

Cash flows from investing activities:
Acquisition of Magnetic Speed and Position, net of cash received	(34,221)	(109,561)	6,910	—	(136,872)
Additions to property, plant and equipment	—	(17,657)	(4,404)	—	(22,061)
Proceeds from sale of assets	—	—	600	—	600

Net cash (used in)/provided by investing activities:	(34,221)	(127,218)	3,106	—	(158,333)

Cash Flows From financing activities:
Payments on US term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,402)	—	—	—	(1,402)
Payments on capitalized lease and other financing obligations	—	(461)	(29)	—	(490)

Net cash used in financing activities	(3,777)	(461)	(29)	—	(4,267)

Net change in cash and cash equivalents	(90,540)	3,792	8,916	—	(77,832)
Cash and cash equivalents, beginning of period	127,690	231,938	26,527	—	386,155

Cash and cash equivalents, end of period	$37,150	$235,730	$35,443	$—	$308,323

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2010

	Sensata (Issuer)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Sensata Consolidated
Cash flows from operating activities:
Net cash provided by operating activities	$28,918	$24,277	$1,658	$—	$54,853

Cash flows from investing activities:
Additions to property, plant and equipment and capitalized software	—	(4,794)	(890)	—	(5,684)
Proceeds from sale of assets	—	232	—	—	232

Net cash used in investing activities	—	(4,562)	(890)	—	(5,452)

Cash flows from financing activities:
Proceeds from common stock issuance	103,835	—	—	—	103,835
Proceeds from capital contribution from Sensata Technologies Intermediate	284				284
Payments on U.S. term loan facility	(2,375)	—	—	—	(2,375)
Payments on Euro term loan facility	(1,342)	—	—	—	(1,342)
Payments on repurchase of outstanding Senior and Senior Subordinated Notes	(102,105)	—	—	—	(102,105)
Payments on capitalized lease and other financing obligations	—	(446)	(33)	—	(479)

Net cash used in financing activities	(1,703)	(446)	(33)	—	(2,182)

Net change in cash and cash equivalents	27,215	19,269	735	—	47,219
Cash and cash equivalents, beginning of period	55,290	82,187	10,649	—	148,126

Cash and cash equivalents, end of period	$82,505	$101,456	$11,384	$—	$195,345

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “should”, “estimate”, “expect”, “intend”, “may”, “will”, “plan”, “predict”, “project” and similar terms and phrases or the negative of such terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations.

We believe that the following factors, among others (including those described in our Annual Report on Form 10-K for the year ended December 31, 2010 and those described in Part II, Item 1A of this Quarterly Report on Form 10-Q), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: continued fundamental changes in the industries in which we operate; continued pricing and other pressures from our customers; general conditions in the automotive industry; our ability to attract and retain key personnel; our ability to maintain existing relationships with customers and our exposure to industry and customer-specific demand fluctuations; risks associated with our non-U.S. operations; and competitive pressures in the markets in which we compete, which could require us to lower our prices or result in reduced demand for our products.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report and in our Annual Report on Form 10-K for the year ended December 31, 2010 for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of our financial condition and results of operations should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 1, 2011 and the unaudited condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q. All percentage amounts and ratios were calculated using the underlying data in whole dollars and may reflect rounding adjustments.

Acquisitions

On January 28, 2011, we completed the acquisition of the Automotive on Board sensors business of Honeywell International Inc. for an estimated total consideration of $152.5 million (including $136.9 million paid in cash to date, net of cash acquired), subject to a working capital adjustment and certain transfer taxes. We will refer to this acquisition as Magnetic Speed and Position (“MSP”), which is being integrated into our sensors segment. We acquired MSP in order to complement the existing operations of our sensors segment, provide new capabilities in light vehicle speed and position sensing, and expand our presence in emerging markets, particularly in China.

MSP manufactures, develops and sells certain sensor products, and has operations in the U.S., South Korea, the Czech Republic and China. This acquisition was structured as a purchase of assets for the operations in the U.S., South Korea and the Czech Republic and as a purchase of 100% of the outstanding shares of entities in the Czech Republic and in China. See Note 6, “Acquisitions” for more details.

Results of Operations

The table below presents our results of operations in millions of dollars and as a percentage of net revenue for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. We have derived the statements of operations from the condensed consolidated financial statements included elsewhere in this report. Amounts and percentages in the tables below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	For the three months ended
	March 31, 2011		March 31, 2010
(Amounts in millions)	Amount	Percent of Revenue	Amount	Percent of Revenue
Net revenue:
Sensors	$301.4	67.8%	$232.6	61.7%
Controls	142.9	32.2	144.5	38.3

Net revenue	444.2	100.0	377.1	100.0
Operating costs and expenses:
Cost of revenue	277.2	62.4	232.8	61.7
Research and development	8.8	2.0	4.9	1.3
Selling, general and administrative	43.8	9.9	77.5	20.6
Amortization of intangible assets and capitalized software	34.3	7.7	36.1	9.6
Restructuring	0.6	0.1	0.7	0.2

Total operating costs and expenses	364.7	82.1	352.1	93.4

Profit from operations	79.5	17.9	25.0	6.6
Interest expense, net	(23.2)	(5.2)	(33.4)	(8.9)
Currency translation (loss)/gain and other, net	(40.6)	(9.1)	47.2	12.5

Income before taxes	15.6	3.5	38.9	10.3
Provision for income taxes	24.6	5.5	11.2	3.0

Net (loss)/income	$(8.9)	(2.0)%	$27.7	7.3%

Net revenue. Net revenue for the three months ended March 31, 2011 increased $67.1 million, or 17.8%, to $444.2 million from $377.1 million for the three months ended March 31, 2010. Net revenue increased 18.5% due to higher volumes and 0.3% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.0% due to pricing. The increase in volumes was due to 6.9% growth related to the acquisition of MSP, 4.9% growth in content, 4.2% growth in our mature markets and 2.5% growth in our emerging markets (primarily China).

Sensors business segment net revenue for the three months ended March 31, 2011 increased $68.8 million, or 29.6%, to $301.4 million from $232.6 million for the three months ended March 31, 2010. Sensors net revenue increased 30.8% due to higher volumes and 0.4% due to the effect of favorable foreign currency exchange rates, primarily the U.S. dollar to Euro, partially offset by a decrease of 1.6% due to pricing.

Controls business segment net revenue for the three months ended March 31, 2011 decreased $1.7 million, or 1.2%, to $142.9 million from $144.5 million for the three months ended March 31, 2010. Controls net revenue decreased 1.3% due to lower volumes and 0.1% due to pricing, partially offset by an increase of 0.2% due to the effect of favorable foreign exchange rates, primarily the U.S. dollar to Euro.

Cost of revenue. Cost of revenue for the three months ended March 31, 2011 and 2010 was $277.2 million (62.4% of net revenue), and $232.8 million (61.7% of net revenue), respectively. Cost of revenue increased primarily due to the increase in unit volumes sold, increased materials prices and the MSP acquisition. Depreciation expense for the three months ended March 31, 2011 and 2010 was $10.8 million for both periods, of which $9.8 million and $9.9 million, respectively, was included in cost of revenue. Cost of revenue as a percentage of net revenue increased primarily due to increased materials prices.

Research and development expense. Research and development (“R&D”) expense for the three months ended March 31, 2011 and 2010 was $8.8 million (2.0% of net revenue), and $4.9 million (1.3% of net revenue), respectively. R&D expense increased as we continue to strive to develop innovative solutions for our customers.

Selling, general and administrative expense. Selling, general and administrative (“SG&A”) expense for the three months ended March 31, 2011 and 2010 was $43.8 million (9.9% of net revenue), and $77.5 million (20.6% of net revenue), respectively. SG&A expense decreased primarily due to costs incurred in the three months ended March 31, 2010 related to the initial public offering of Sensata Technologies Holding N.V. (“Parent”), specifically $22.4 million related to the termination of the Advisory Agreement (as defined in the accompanying unaudited condensed consolidated financial statements), and $18.9 million cumulative catch-up adjustment related to the vesting of the Tranche 2 and 3 option awards.

Amortization of intangible assets and capitalized software. Amortization expense associated with definite-lived intangible assets and capitalized software for the three months ended March 31, 2011 and 2010 was $34.3 million and $36.1 million, respectively. The decrease results from the recognition of amortization expense on an accelerated basis to appropriately reflect the pattern in which the economic benefits of the intangible assets are being realized, partially offset by increased amortization from the acquisition of MSP.

Restructuring. Restructuring expense for the three months ended March 31, 2011 and 2010 was $0.6 million and $0.7 million, respectively.

Interest expense, net. Interest expense, net for the three months ended March 31, 2011 and 2010 was $23.2 million and $33.4 million, respectively. Interest expense for the three months ended March 31, 2011 consisted primarily of $18.2 million in interest expense on our outstanding debt, $2.1 million in amortization of deferred financing costs, $1.7 million in interest associated with our outstanding derivative instruments, and $0.9 million in interest associated with our capital lease and other financing obligations. Interest expense for the three months ended March 31, 2010 consisted primarily of $25.4 million in interest expense on our outstanding debt, $3.6 million in interest associated with our outstanding derivative instruments, $2.3 million in amortization of deferred financing costs, $1.1 million in interest related to uncertain tax positions and $0.9 million in interest associated with our capital lease and other financing obligations.

Currency translation (loss)/gain and other, net. Currency translation (loss)/gain and other, net for the three months ended March 31, 2011 and 2010 was $(40.6) million and $47.2 million, respectively. Currency translation (loss)/gain and other, net for the three months ended March 31, 2011 consisted primarily of $(46.8) million in currency losses resulting from the re-measurement of our foreign currency denominated debt, partially offset by $4.2 million in net gains associated with our commodity forward contracts and $1.9 million in net currency gains resulting from the re-measurement of net monetary assets denominated in foreign currencies. Currency translation (loss)/gain and other, net for the three months ended March 31, 2010 consisted primarily of $60.1 million in currency gains resulting from the re-measurement of our foreign currency denominated debt and $1.8 million in net gains associated with our commodity forward contracts, partially offset by $8.1 million in losses resulting from the extinguishment of debt and $6.8 million in net currency losses resulting from the re-measurement of net monetary assets denominated in foreign currencies, including the $1.0 million in loss on the Euro call option.

Provision for income taxes. Provision for income taxes for the three months ended March 31, 2011 and 2010 totaled $24.6 million and $11.2 million, respectively. Our tax provision consisted of current tax expense due primarily to our profitable operations in foreign tax jurisdictions and deferred tax expense which related primarily to amortization of tax deductible goodwill and the use of net operating losses. The provision increase primarily results from the utilization of net operating losses that were subject to a valuation allowance in the prior year and an increase in profits before tax.

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

If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code, under certain conditions, our annual U.S. federal net operating loss utilization could be limited to an amount equal to the market capitalization of our U.S. subsidiaries at the time of the ownership change multiplied by the federal long-term tax exempt rate. A change of ownership under Section 382 of the Internal Revenue Code is defined as a cumulative change of fifty percentage points or more in the ownership positions of certain stockholders owning five percent or more of our common stock over a three year rolling period.

Liquidity and Capital Resources

Cash Flows:

The table below summarizes our primary sources and uses of cash for the three months ended March 31, 2011 and 2010. We have derived the summarized statements of cash flows for the three months ended March 31, 2011 and 2010 from the condensed consolidated financial statements, included elsewhere in this report. Amounts in the table below have been calculated based on unrounded numbers. Accordingly, certain amounts may not add due to the effect of rounding.

	For the three months ended
(Amounts in millions)	March 31, 2011	March 31, 2010
Net cash provided by/(used in):
Operating activities:
Continuing operations:
Net (loss)/income adjusted for non-cash items	$106.1	$52.3
Changes in operating assets and liabilities	(21.3)	2.5

Operating activities	84.8	54.9
Investing activities	(158.3)	(5.5)
Financing activities	(4.3)	(2.2)

Net change	$(77.8)	$47.2

Operating activities. Net cash provided by operating activities for the three months ended March 31, 2011 was $84.8 million compared to $54.9 million for the three months ended March 31, 2010. This increase was primarily due to cash provided by the increase in revenue, offset by decreases in cash due to changes in operating assets and liabilities.

Changes in operating assets and liabilities for the three months ended March 31, 2011 and 2010 totaled $(21.3) million and $2.5 million, respectively. The most significant components of the decrease in cash resulting from changes in operating assets and liabilities for the three months ended March 31, 2011 were an increase in accounts receivable of $(39.3) million, a decrease in accrued retirement of $(9.3) million and an increase in prepaid expenses and other current assets of $(6.1) million, partially offset by an increase in accounts payable and accrued expenses of $35.4 million. The increase in accounts receivable was due to higher revenue during the quarter ended March 31, 2011 compared to the quarter ended December 31, 2010. The decrease in accrued retirement resulted primarily from contributions to the U.S. qualified pension plan. The increase in prepaid expenses and other current assets resulted primarily from an increase in VAT receivables related to our purchase of certain assets in connection with the acquisition of MSP. The increase in accounts payable and accrued expenses was due to higher revenue and the corresponding increase in purchases to meet the demand and higher accrued interest.

The most significant components to the change in operating assets and liabilities of $2.5 million for the three months ended March 31, 2010 was an increase in accounts receivable of $27.5 million and an increase in inventories of $7.5 million, partially offset by an increase in accounts payable and accrued expenses of $18.2 million and a due to Parent of $21.6 million. The increase in account receivable was due to an increase in net revenue. The increase in inventories was due to restocking given the increase in net revenue. The increase in accounts payable and accrued expenses was due to the increase in operating costs and accrued interest expense associated with the 8% Senior Notes due 2014 (“Senior Notes”) and 9% Senior Subordinated Notes. The Due to Parent results primarily from amounts paid by the Parent associated with the termination of the Advisory Agreement.

Investing activities. Net cash used in investing activities for the three months ended March 31, 2011 was $158.3 million compared to $5.5 million for the three months ended March 31, 2010. Net cash used for investing activities consisted primarily of $136.9 million related to the acquisition of MSP and $22.1 million in capital expenditures. The acquisition of MSP is described further in Note 6, “Acquisitions”. The capital expenditures made during the quarter related to investments associated with increasing our manufacturing capacity.

Net cash used in investing activities for the three months ended March 31, 2010 was due primarily to capital expenditures.

In 2011, we anticipate spending approximately $70 million to $75 million on capital expenditures (including capital expenditures of acquired businesses), which we plan to fund with cash flows from operations.

Financing activities. Net cash used in financing activities for the three months ended March 31, 2011 was $4.3 million compared to $2.2 million for the three months ended March 31, 2010. For the three months ended March 31, 2011, net cash used in financing activities consisted primarily of principal payments totaling $3.8 million on the U.S. dollar term loan and Euro term loan facilities. Net cash used in financing activities during the three months ended March 31, 2010 consisted primarily of proceeds of $104.1 million from the issuance of 20 ordinary shares to Sensata Intermediate Holding B.V. offset by payments to repurchase outstanding Senior and Senior Subordinated Notes of $102.1 million in addition to principal payments totaling $3.7 million on the U.S. dollar term loan and Euro term loan facilities.

Indebtedness and Liquidity:

Our liquidity requirements are significant due to our highly leveraged nature. As of March 31, 2011, we had $1,931.7 million in outstanding indebtedness, including our outstanding capital lease and other financing obligations.

A summary of our indebtedness as of March 31, 2011 is as follows:

(Dollars in thousands)	Weighted- average interest rate for the three months ended March 31, 2011	March 31, 2011
Senior secured term loan facility (denominated in U.S. dollars)	2.05%	$904,875
Senior secured term loan facility (€379.5 million)	3.03%	534,772
Senior Notes (denominated in U.S. dollars)	8.00%	201,181
Senior Subordinated Notes (€177.1 million)	9.00%	249,608
Less: current portion		(15,108)

Long-term debt, less current portion		$1,875,328

Capital lease and other financing obligations	8.63%	$41,287
Less: current portion		(1,973)

Long-term portion of capital lease and other financing obligations		$39,314

We have a Senior Secured Credit Facility under which we and Sensata Technologies Finance Company, LLC, are the borrowers and certain of our other subsidiaries are guarantors. The Senior Secured Credit Facility includes a $150.0 million multi-currency revolving credit facility, a $950.0 million U.S. dollar-denominated term loan facility, and a €325.0 million Euro-denominated term loan facility ($400.1 million, at issuance). As of March 31, 2011, after adjusting for outstanding letters of credit with an aggregate value of $6.9 million, we had $143.1 million of borrowing capacity available under the revolving credit facility. The outstanding letters of credit were issued primarily for various operating activities. As of March 31, 2011, no amounts had been drawn against these outstanding letters of credit. These outstanding letters of credit are scheduled to expire in the next twelve months. Upon expiration, we intend to renew these letters of credit and do not anticipate difficulty in this regard.

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

On February 26, 2010, we announced the commencement of cash tender offers related to our Senior Notes, our 9% Senior Subordinated Notes due 2016 and our 11.25% Senior Subordinated Notes due 2014 (together, the “Senior Subordinated Notes”). The cash tender offers settled during the three months ended March 31, 2010. The aggregate principal amount of the Senior Notes validly tendered was $0.3 million, representing approximately 0.1% of the outstanding Senior Notes. The aggregate principal amount of the Senior Subordinated Notes tendered was €71.9 million, representing approximately 22.8% of the outstanding Senior Subordinated Notes. We paid $96.7 million in principal ($0.3 million for the Senior Notes and €71.9 million for the Senior Subordinated Notes), $5.4 million in premiums (€4.0 million on the Senior Subordinated Notes) and $2.2 million of accrued interest to settle the tender offers and retire the debt on March 29, 2010.

In connection with these transactions, during the three months ended March 31, 2010, we recorded a loss in Currency translation (loss)/gain and other, net of $8.1 million including the write-off of debt issuance costs of $1.9 million.

Our sources of liquidity include cash on hand, cash flow from operations and amounts available under the Senior Secured Credit Facility. We believe, based on our current level of operations as reflected in our results of operations for the three months ended March 31, 2011, these sources of liquidity will be sufficient to fund our operations, capital expenditures, and debt service for at least the next twelve months.

Our ability to raise additional financing and our borrowing costs may be impacted by short- and long-term debt ratings assigned by independent rating agencies, which are based, in part, on our performance as measured by certain credit metrics such as interest coverage and leverage ratios. As of April 18, 2011, Moody’s Investors Service’s corporate credit rating for Sensata Technologies B.V. was B2 with positive outlook and Standard & Poor’s corporate credit rating for Sensata Technologies B.V. was BB- with stable outlook.

We cannot make assurances that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our revolving credit facility in an amount sufficient to enable us to pay our indebtedness, including the Senior Notes and 9% Senior Subordinated Notes, or to fund our other liquidity needs. We may experience delays in accessing a portion of our cash balances that are held in subsidiaries operating in foreign jurisdictions due to foreign government regulations regarding cash movement across its borders. Further, our highly leveraged nature may limit our ability to procure additional financing in the future.

As of March 31, 2011, we were in compliance with all the covenants and default provisions under our credit arrangements. For more information on our indebtedness and related covenants and default provisions, see the notes to our audited consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

We adopted the following accounting standards during the first quarter of 2011:

In October 2009, the Financial Accounting Standards Board issued Accounting Standards Update No. 2009-13, Multiple-Delivery Revenue Arrangements (“ASU 2009-13”), which establishes the accounting and reporting guidance for arrangements including multiple deliverable revenue-generating activities, and provides amendments to the criteria for separating deliverables, and measuring and allocating arrangement consideration to one or more units of accounting. The amendments of ASU 2009-13 also establish a hierarchy for determining the selling price of a deliverable, and require significantly enhanced disclosures to provide information about a vendor’s multiple-deliverable revenue arrangements, including information about their nature and terms, significant deliverables, and the general timing of delivery. The amendments also require disclosure of information about the significant judgments made and changes to those judgments, and about how the application of the relative selling price method affects the timing or amount of revenue recognition. The amendments of ASU 2009-13 are effective prospectively for revenue arrangements entered into or materially modified in annual reporting periods beginning on or after June 15, 2010, or January 1, 2011 for us. We adopted these provisions as of January 1, 2011. The adoption of ASU 2009-13 did not have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates

For a discussion of the critical accounting policies that require the use of significant judgments and estimates by management, refer to Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” included in the Annual Report on Form 10-K for the year ended December 31, 2010.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since December 31, 2010. For a discussion of market risk affecting us, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” included in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Evaluation of disclosure controls and procedures

With the participation of our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to the matters discussed in Part I, Item 3—“Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 1A.	Risk Factors.

Information regarding risk factors appears in Part I, Item 1A—“Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010. The information presented below updates and should be read in connection with the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Certain natural disasters, such as coastal flooding, earthquakes or volcanic eruptions, may negatively impact our business.

Natural disasters, such as the recent earthquake and tsunami in Japan, could negatively impact our business by either damaging or destroying our production facilities, the production facilities of our suppliers or customers or the production facilities of our customers’ suppliers, as well as logistics facilities and systems need to transport our products. If coastal flooding, an earthquake, a volcanic eruption or other natural disaster were to directly damage, destroy or disrupt our manufacturing facilities, it could materially disrupt our operations, delay new production and shipments of existing inventory or result in costly repairs, replacements or other costs, all of which would adversely impact our business. Even if our manufacturing facilities are not directly damaged, a natural disaster may result in disruptions in distribution or supply channels. The impact of such occurrences depends on the specific geographic circumstances but could be significant, as some of our factories are located in islands with known earthquake fault zones, including our Japanese facilities, or flood or hurricane risk zones, including facilities in China and the Dominican Republic. We cannot accurately predict the impact on our business or results of operations of natural disasters.

We may be adversely affected by environmental, safety and governmental regulations or concerns.

We are subject to the requirements of environmental and occupational safety and health laws and regulations in the United States and other countries, as well as product performance standards established by quasi governmental and industrial standards organizations. We cannot assure you that we have been and will continue to be in compliance with all of these requirements on account of circumstances or events that have occurred or exist but that we are unaware of, or that we will not incur material costs or liabilities in connection with these requirements in excess of amounts we have reserved. In addition, these requirements are complex, change frequently and have tended to become more stringent over time. These requirements may change in the future in a manner that could have a material adverse effect on our business, results of operations and financial condition. In addition, certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act may soon require us to report on “conflict metals” used in our products and the due diligence plan we put in place to track whether such metals originate from the Democratic Republic of Congo and adjoining countries. The implementation of these requirements could affect the sourcing and availability of minerals used in certain of our products. We have made and may be required in the future to make capital and other expenditures to comply with environmental requirements. In addition, certain of our subsidiaries are subject to pending litigation raising various environmental and human health and safety claims. We cannot assure you that our costs to defend and settle these claims will not be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 6.	Exhibits.

Exhibit No.	Description
10.1	Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Thomas Wroe, Jr. (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 22, 2011).

10.2	Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Jeffrey Cote (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 22, 2011).

10.3	Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Martha Sullivan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 22, 2011).

10.4	Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies, Inc. and Steven M. Major (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 22, 2011).

10.5	Amended and Restated Employment Agreement, dated March 22, 2011, between Sensata Technologies Inc. and Martin Carter (incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q of Sensata Technologies Holding N.V., filed on April 22, 2011).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 22, 2011

SENSATA TECHNOLOGIES B.V.

/s/ Thomas Wroe
(Thomas Wroe) Chairman and Chief Executive Officer (Principal Executive Officer)

/s/ Jeffrey Cote
(Jeffrey Cote) Executive Vice President and Chief Administrative and Financial Officer (Principal Financial Officer)

/s/ Robert Hureau
(Robert Hureau) Vice President and Chief Accounting Officer (Principal Accounting Officer)